Form 10-Q
period 1994-06-30
WILSHIRE OIL CO OF TEXAS
filed 1994-08-15
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For quarter ended      June 30, 1994     Commission file number 1-467
                      ------------------------




                         WILSHIRE OIL COMPANY OF TEXAS
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                             84-0513668
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                        07306-4204
- - -------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number  -  including area code          (201)  420-2796
- - -------------------------------------------------------------------------------


                                  NO CHANGE
- - -------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last reports.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.          Yes [x]    No [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                   Common Stock $1 Par Value -----9,660,173

                        WILSHIRE OIL COMPANY OF TEXAS

                                    INDEX



                                                                     Page No.
                                                                     --------

Part I           Financial Information


                 Financial Information:
                 Consolidated Balance Sheets -                         1
                 June 30, 1994 and December 31, 1993


                 Consolidated Statements of Operations -               2
                 Six months ended June 30, 1994 and 1993


                 Consolidated Statements of Operations -               3
                 Three months ended June 30, 1994 and 1993


                 Consolidated Statements of Cash Flows -               4
                 Six months ended June 30, 1994 and 1993


                 Notes to Consolidated Financial Statements            5


                 Management's Discussion and Analysis                  6, 7 & 8
                  of Financial Condition and Results of  Operations



Part II          Other Information                                     9

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                  (Unaudited)


       ASSETS                                             June 30,      December 31,
       ------                                               1994           1993
                                                          --------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                               $    1,183   $    1,566
  Accounts receivable                                          4,482        4,644
  Marketable securities, stated at market
    value in 1993 and 1994                                    32,665       39,490
  Prepaid expenses and other current assets                      426          380
                                                            --------     --------

         Total current assets                                 38,756       46,080
                                                            --------     --------

INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY                              6,000        3,000
                                                            --------     --------


PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
     full cost method of accounting                          126,501      125,135
  Real estate properties                                      36,072       25,218
  Other property and equipment                                   351          350
                                                            --------     --------
                                                             162,924      150,703
  Less - Accumulated depreciation,
  depletion and amortization                                  97,212       95,131
                                                            --------     --------
                                                              65,712       55,572
                                                            --------     --------
                                                            $110,468     $104,652
                                                            ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                         $ 1,945      $ 1,839
   Accounts payable                                            2,146        1,757
   Income taxes payable                                          685           55
   Accrued liabilities                                         1,060          677
                                                            --------     --------

         Total current liabilities                             5,836        4,328
                                                            --------     --------

LONG-TERM DEBT, less current portion                          52,799       40,721
                                                            --------     --------

DEFERRED INCOME TAXES                                         19,875       23,681
                                                            --------     --------
COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      issued 10,013,544 and 10,000,182
      shares in 1994 and 1993                                 10,000       10,000
   Capital in excess of par value                             12,574       12,492
   Unrealized gain on marketable
      securities, net of deferred income taxes                12,514       17,537
   Retained earnings (deficit)                                 1,810         (188)
                                                            --------     --------
                                                              36,898       39,841
         Less -
            Treasury stock, 353,371 and 276,636
                 shares in 1994 and 1993, at cost              2,410        1,872
            Cumulative foreign currency
                 translation adjustment                        2,530        2,047
                                                            --------     --------
                                                              31,958       35,922
                                                            --------     --------
                                                            $110,468     $104,652
                                                            ========     ========

                                      1

                WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (000's Omitted, Except Share Data)
                                 (Unaudited)

                                             FOR THE SIX MONTHS ENDED
                                             ------------------------
                                               June 30,       June 30,
                                                1994            1993
                                               --------       ---------
REVENUES
Oil & Gas                                    $    4,021    $     4,416
Real Estate                                       3,785          2,976
Non-recurring gas settlement                       --              450
                                             ----------    -----------
         Total Revenues                           7,806          7,842


COSTS AND EXPENSES

Oil and Gas Production Expenses                   1,331          1,277
Real Estate Operating Expenses                    2,074          1,720
Depreciation, depletion and amortization          2,413          2,804
General and Administrative                          712            468
                                             ----------    -----------
                Total Costs and Expenses          6,530          6,269
                                             ----------    -----------
                Income from Operations            1,276          1,573

INTEREST INCOME                                       2             39

OTHER INCOME                                        179            168

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 1)                            3,811          3,096

INTEREST EXPENSE                                 (1,546)        (1,312)
                                             ----------    -----------

   Income before provision
      for income taxes                            3,722          3,564
                                             ----------    -----------
PROVISION FOR INCOME TAXES
Federal
         Current                                    672            651
         Deferred                                   401            383
Foreign
         Current                                     46             67
         Deferred                                    34             37
                                             ----------    -----------
                                                  1,153          1,138
                                             ----------    -----------
                 Net income                  $    2,569    $     2,426
                                             ----------    -----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                 9,991,514     10,230,933
                                             ----------    -----------

INCOME PER COMMON SHARE                      $      .26    $       .24
                                             ----------    -----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                  (Unaudited)

                                               FOR THE THREE MONTHS ENDED
                                               --------------------------
                                                 June 30,           June 30,
                                                   1994                1993
                                                 --------           --------
REVENUES
Oil & Gas                                      $    2,179      $     2,206
Real Estate                                         2,014            1,493
                                               ----------      -----------
     Total Revenues                                 4,193            3,699



COSTS AND EXPENSES

Oil and Gas Production Expenses                       601              699
Real Estate Operating Expenses                      1,102              904
Depreciation, depletion and amortization            1,352            1,397
General and Administrative                            313              225
                                               ----------      -----------
                 Total Costs and Expenses           3,368            3,225
                                               ----------      -----------
                 Income from Operations               825              474

INTEREST INCOME                                         1               28

OTHER INCOME                                           96               95

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 1)                              1,709            1,829

INTEREST EXPENSE                                     (854)            (645)
                                               ----------      -----------
   Income before provision
      for income taxes                              1,777            1,781
                                               ----------      -----------
PROVISION FOR INCOME TAXES
Federal
         Current                                      392              570
         Deferred                                      76              (79)
Foreign
         Current                                      (28)              100
         Deferred                                      74              (12)
                                               ----------      -----------
                                                      514              579
                                               ----------      -----------
                 Net income                         1,263      $     1,202
                                               ----------      -----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                   9,979,740       10,233,388
                                               ----------      -----------
INCOME PER COMMON SHARE                        $      .13      $       .12
                                               ----------      -----------

                WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (000's Omitted)
                                 (Unaudited)
                                                      For The Six Months Ended
                                                      ------------------------
                                                         June 30,     June 30,
                                                           1994         1993
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                            $  2,569    $ 2,426
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Depreciation, depletion and amortization                 2,413      2,804
   Deferred income tax provision                              435        420
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net                92       (165)
   Gain on sales of marketable securities                  (3,811)    (3,096)
   Foreign currency transactions                             --          (40)
   Changes in operating assets and liabilities -
      (Increase) decrease in receivables                     (759)      (449)
  (Increase) in prepaid expenses and other
       current assets                                         (32)       (65)
  Increase (decrease) in income taxes payable                 717     (1,785)
  Increase (decrease) in accounts payable,
       accrued and other liabilities                         (283)      (377)
                                                         --------    -------
  Net cash provided by (used in)
      operating activities                               $  1,341    $ ( 327)
                                                         --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures, net                               (12,235)    (4,619)
  Purchases of marketable securities                       (2,584)       (41)
  Purchase of Preferred Stock                              (3,000)      --
  Proceeds from sales of marketable securities              4,414      4,157
                                                         --------    -------

  Net cash provided by (used in)
    investing activities                                 ($13,405)  $   (503)
                                                         --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt                22,804      3,209
   Principal payment of long term debt                    (10,620)      (402)
   Purchase of treasury stock                                (538)      --
   Exercise of stock options                                 --         --
   Other                                                     --           4
                                                         --------    -------
   Net cash provided by (used in)
      financing activities                               $ 11,646   $  2,811
                                                         --------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        35          5
                                                         --------    -------
   Net increase (decrease) in cash and
      cash equivalents                                       (383)      1,986

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      1,566      3,051
                                                         --------    -------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $  1,183   $  5,037
                                                         --------    -------
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for -
   Interest, net of amounts capitalized                  $  1,437   $  1,160
   Income taxes, net                                          364      2,266
                                                         --------    -------
                                      4

                        WILSHIRE OIL COMPANY OF TEXAS
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1994 (Unaudited)



1.   FINANCIAL STATEMENTS
     --------------------

     The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

2.   GAIN ON SALES OF MARKETABLE SECURITIES
     --------------------------------------

     The Company realized gains from the sales of shares of Jacobs Engineering Group, Inc. of $3,811,000 and $ 3,096,000 for the six months ended June 30, 1994 and 1993, respectively, and $1,709,000 and $1,829,000 for the three months ended June 30, 1994 and 1993, respectively .

3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Federal income tax returns of the Company and its subsidiaries for the years 1975 through 1983 are under review by the Internal Revenue Service. The Company believes that final settlement of its Federal tax liability for those years will not have a significant effect on its consolidated financial position.

     The Company is a defendant in a lawsuit by a co-owner on one of its oil and gas properties. The lawsuit seeks an unspecified amount of royalties and interest for prior year production at the property. While the ultimate outcome of this litigation cannot be predicted at this time, management believes that this matter will not have a material adverse effect on the Company's consolidated financial position or its results of operations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

     Net income for the six months ended June 30 increased from $2,426,000 in 1993 to $2,569,000 in 1994. Net income for the quarter ended June 30 increased from $1,202,000 in 1993 to $1,263,000 in 1994.

     Oil and gas revenues decreased by $395,000 in the first half of 1994 as compared to 1993 due to sharp declines in crude oil prices. Consolidated revenues were lower in 1994 than in 1993 as the 1993 amounts included a non-recurring gas settlement of $450,000.

     Real estate revenues increased from $2,976,000 in the first half of 1993 to $3,785,000 in 1994. This increase was principally attributable to the operations of the income producing real estate properties acquired June 30, 1993 and March 31, 1994 as well as generally higher rents and occupancy.

     Oil and gas production expense increased in the first half of 1994 over 1993 principally as a result of new wells completed in the second half of 1993.

     Real estate operating expenses increased in the first half of 1994 over 1993 principally due to the newly acquired properties in the second half of 1993 and the first half of 1994.

     Depreciation, depletion, and amortization expense decreased in the first half of 1994 compared with 1993 principally as a result of the increase in the estimated value of the Company's oil and gas reserves. This increase in reserves is due to the Company's successful horizontal oil drilling program.

     The gain on sales of marketable securities is derived from sales of shares of Jacobs Engineering Group, Inc.

     Interest expense increased in the first half of 1994 over 1993 principally due to the addition of the new real estate properties in the second half of 1993 and the first half of 1994.

     The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States.


Accounting for Income Taxes
- - ---------------------------

     Statement of Financial Accounting Standard No. 109- "Accounting for Income Taxes" became effective for the Company beginning in the first quarter of 1993. SFAS 109 requires, among other things, an asset and liability approach to accounting for income taxes. SFAS 109 did not have a material impact on the Company's consolidated financial statements.

Accounting for Certain Investments in Debt and Equity Securities
- - ----------------------------------------------------------------

     On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of June 30, 1994, the gross unrealized gain on marketable securities was $22.8 million. This amount, net of related deferred income taxes of $10.2 million, is included as a credit to shareholders' equity in the Company's June 30, 1994 consolidated balance sheet.

Liquidity and Capital Resources
- - -------------------------------

     At June 30, 1994 the Company had approximately $9.9 million in marketable securities at cost, with a market value of approximately $33 million. The current ratio at June 30, 1994 was 6.6 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $33 million at June 30, 1994.

     The Company anticipates that cash provided by operating activities, principally from oil and gas sales as well as investing activities, will be sufficient to meet its capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties presently held by the Company. The level of oil and gas capital expenditures will vary in future periods depending on market conditions, including the price of oil and the demand for natural gas, and other related factors. As the Company has no material long-term commitments with respect to its oil and gas capital expenditure plans, the Company has a significant degree of flexibility to adjust the level of its expenditures as circumstances warrant.

     The Company plans to actively continue its exploration and production activities as well as search for the acquisition of oil and gas producing properties and of companies with desirable oil and gas producing properties. There can be no assurance that the Company will in fact locate any such acquisitions.

     On March 31, 1994 the Company acquired various real estate properties at an aggregate purchase price of $10,240,000 from The Trust Company of New Jersey, which also provided the long-term financing of $8,704,000.

     The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. Accordingly, while the Company anticipates that it will actively explore real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was $1,341,000 and $(327,000) in the first six months of 1994 and 1993, respectively. The increase in 1994 was primarily due to the payment in 1993 of Canadian tax liabilities settled in 1992.

     Net cash used in investing activities was $13,405,000 and $503,000 in the first six months of 1994 and 1993, respectively. The Company acquired $10.2 million of real estate properties during the first half of 1994 and $3.8 million during the first half of 1993. Additionally, the Company acquired approximately $5.6 million of securities in 1994.

     Net cash provided by financing activities was $11,646,000 and $2,811,000 in the first half of 1994 and 1993, respectively. The variation principally relates to the issuance of long-term debt in connection with purchases of real estate properties during 1993 and 1994.

     During the first half of 1994 the Company renegotiated all of its secured bank loans (other than mortgage notes). Among other things, more favorable principal amortization was obtained and the maturity dates of these loans were extended.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                         PART II - OTHER INFORMATION


Item 1, 2, 3, 4, 5 - Not applicable
- - ------------------   --------------

Item 6 -             Exhibits and Reports on Form 8-K
- - --------             --------------------------------

     No Form 8-K was filed during the quarter ended June 30, 1994.

                             S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    WILSHIRE OIL COMPANY OF TEXAS
                                    ----------------------------------------
                                    (Registrant)





Date:  August 12, 1994             /s/ Sherry Wilzig Izak
       ---------------             -----------------------------------------
                              By:  Sherry Wilzig Izak
                                   Chairman of the Board and Chief Executive Officer
                                   (Duly Authorized Officer and Chief Financial Officer)

                             S I G N A T U R E S




     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                    WILSHIRE OIL COMPANY OF TEXAS
                                    ----------------------------------------
                                    (Registrant)














Date:  August 12, 1994             /s/ SHERRY WILZIG IZAK
       ---------------             -----------------------------------------
                              By:  Sherry Wilzig Izak
                                   Chairman of the Board and Chief Executive Officer
                                   (Duly Authorized Officer and Chief Financial Officer)