Form 10-Q
period 1994-09-30
WILSHIRE OIL CO OF TEXAS
filed 1994-11-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                  	Washington, D. C.    20549

                          	FORM 10-Q


           	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
            	OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended  September 30, 1994   Commission file number 1-467


                   WILSHIRE OIL COMPANY OF TEXAS
       (Exact name of registrants as specified in its charter)


          Delaware                          84-0513668
 (State or other jurisdiction of					   (IRS Employer
   incorporation or organization)					      Identification No.)


921 Bergen Avenue - Jersey City, New Jersey  07306-4204
(Address of principal executive offices)					     (Zip Code)


Registrant's telephone number  -  including area code (201)  420-2796



                           NO CHANGE
Former name, former address and former fiscal year, if changed since last reports.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. 	Yes x    No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

           	Common Stock $1 Par Value -----9,858,141


                    	WILSHIRE OIL COMPANY OF TEXAS

                                	INDEX


                                                										Page No.


  Part I		Financial Information

		Financial Information:
		Consolidated Balance Sheets -	                          				1
		September 30, 1994 and December 31, 1993


		Consolidated Statements of Operations -                  			2
		Nine months ended September 30, 1994 and 1993


		Consolidated Statements of Operations -                  			3
		Three months ended September 30, 1994 and 1993


		Consolidated Statements of Cash Flows -	                  		4
		Nine months ended September 30, 1994 and 1993


		Notes to Consolidated Financial Statements               			5


		Management's Discussion and Analysis		                 	 6, 7 & 8
 	of Financial Condition and Results of  Operations



  Part II	Other Information                            							9

            	WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

           	    CONDENSED CONSOLIDATED BALANCE SHEETS
                	(000's Omitted, Except Share Data)
                           	(Unaudited)


  ASSETS 		                             September  30,    		December 31,
						      	                               1994       		       1993
  CURRENT ASSETS:
  Cash and cash equivalents				              $   1,659		$       1,566
  Accounts receivable                    					   3,293 		       4,644
  Marketable securities, stated at market
    value in 1993 and 1994	  		               	 38,072	        39,490
  Prepaid expenses and other current assets	       224            380

	Total current assets	           			            43,248  	      46,080

INVESTMENT IN PREFERRED STOCK OF
 THE TRUST COMPANY OF NEW JERSEY                 6,000          3,000

PROPERTY AND EQUIPMENT
   Oil and gas properties, using the
     full cost method of accounting		          127,678        125,135
   Real estate properties 		                			 35,372	    	   25,218
   Other property and equipment				                351      	     350
                              	                163,401        150,703
Less-Accumulated depreciation,
     depletion and amortization	  	          		(98,899)	       95,131
                              		      	         64,502         55,572
					          	                              $113,750	      $104,652

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt	         $  2,355    	  $  1,839
   Accounts payable				              	           2,704          1,757
   Accrued and other current liabilties			         301	           732

	Total current liabilities				                   5,360	         4,328

LONG - TERM DEBT, less current portion      			 50,871	        40,721

DEFERRED INCOME TAXES		                	      	 22,671	        23,681

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      issued 10,013,544 and 10,000,182
      shares in 1994 and 1993	                  10,013         10,000
   Capital in excess of par value	           		 10,473     	   12,492
   Unrealized gain on marketable
      securities ($27,101 in 1994 and $31,885 in 1993),
      net of deferred income taxes	          		 14,905     	   17,537
   Retained earnings (deficit) 	     		          2,774          ( 188)
								                                        38,165	        39,841
	Less -
	   Treasury stock, 155,403 and 276,636
     shares in 1994 and 1993, at cost       		   1,059   		     1,872
	   Cumulative foreign currency
     translation adjustment                 		   2,258    	     2,047
							                                         34,848         35,922
                          							             $113,750       $104,652



              	WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                  	CONSOLIDATED STATEMENTS OF OPERATIONS

                   	(000's Omitted, Except Share Data)
                              	(Unaudited)

                                      							FOR THE NINE MONTHS ENDED

                               						     September 30,		       September 30,
   			   			                                 1994                   1993

REVENUES
Oil & Gas                                  $     6,222   			$   6,554
Real Estate			                                   5,814			       4,704
Non-recurring gas settlement		                       -            450
	     Total Revenues                        	   12,036 	       11,708


COSTS AND EXPENSES

Oil and Gas Production Expenses	            	    1,977			       2,021
Real Estate Operating Expenses			                3,267			       2,668
Depreciation, depletion and amortization	        3,795			       4,651
General and Administrative                       1,066            825
     	Total Costs and Expenses	        		       10,105 		      10,165
           		Income from Operations	        	    1,931			       1,543

INTEREST INCOME		                    		              5       				  66

OTHER INCOME		                            		       387         			206

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 1)          			              5,457			       5,161

INTEREST EXPENSE		                	             (2,469)		      (2,022)

   Income before provision
      for income taxes				                        5,311	        4,954

PROVISION FOR INCOME TAXES
Federal
  	Current				                             	        542	       			652
  	Deferred					                                  1,190	          719
Foreign
	  Current	                              				       106	          124
	  Deferred				                                (     47)           87
						                                            1,791  	      1,582
       		Net income			                       $    3,520  	   $  3,372

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:	                9,959,924		  10,217,985

INCOME PER COMMON SHARE	          	      $          .35  			$     .33













              	WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 	CONSOLIDATED STATEMENTS OF OPERATIONS

                   	(000's Omitted, Except Share Data)
                              	(Unaudited)

                                       							FOR THE THREE MONTHS ENDED

                            						       September 30,	   September 30,
						                                      1994               1993

REVENUES
Oil & Gas			                      		     $      2,201			$     2,138
Real Estate	          			                       2,029		       1,728
 	Total Revenues	                         			   4,230 	       3,866



COSTS AND EXPENSES

Oil and Gas Production Expenses		                 646	       			744
Real Estate Operating Expenses			               1,193	       			948
Depreciation, depletion and amortization	       1,382		       1,847
General and Administrative                        354           357
  Total Costs and Expenses                      3,575         3,896
		Income from Operations		                        655 			       (30)

INTEREST INCOME		                       		          3	      			  27

OTHER INCOME		                           			      208      				  38

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 1)		          	             1,646		       2,065

INTEREST EXPENSE			                           (   923)         (710)

   Income before provision
      for income taxes		                   		   1,589		       1,390

PROVISION FOR INCOME TAXES
Federal
	Current	                                				    (130)			     	   1
 Deferred                                         789           336
Foreign
	Current               					                       60			      	  57
	Deferred				                                  (   81)           50
						                                            638			        444
		Net income			                             $      951	   	$    946

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                 9,911,376		 10,201,238

INCOME PER COMMON SHARE		                   $      .10  	  $     .09








             	WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

	            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             	(000's Omitted)
                               	(Unaudited)
					                                     			For The Nine Months Ended
							                                    September 30,     September 30,
                              								         1994              1993

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                  $  3,520   $   3,372
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Depreciation, depletion and amortization  		   3,795		     4,651
   Deferred income tax provision 				             1,143		       806
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net    (55)        (335)
   Gain on sales of marketable securities   		  (5,457)		    (5,161)
   Foreign currency transactions				       -		                 (455)
   Changes in operating assets and liabilities -
      (Increase) decrease in receivables			      1,933		     (1,451)
      (Increase) in prepaid expenses and other
            current assets						                   156	        (489)
      Increase (decrease) in income taxes payable  117       (2,012)
          Increase (decrease) in accounts payable,
          accrued and other liabilities          1,243           55
      Net cash provided by (used in)
          operating activities                $  6,395     $ (1,019)


CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures, net			                (12,698)		     (4,874)
   Purchase of marketable securities		       	 ( 3,809)         (125)
   Purchase of Preferred Stock			            	 ( 3,000)		          -
   Proceeds from sales of marketable securities  5,318  	       6,131
       Net cash provided by (used in)
         investing activities	    			         ($14,189)   	$    1,132



CASH FLOWS FROM FINANCING ACTIVITIES

   Purchase of Treasury Stock	             			  (1,137)		        (411)
   Cash Dividends						                        (   580)          (483)
   Proceeds from issuance of long term debt     22,804          3,208
   Principal payment of long term debt 	     		(13,011)		        (602)
   Exercise of stock options				                    22			          -
   Other							                                   (192)		          33

   Net cash provided by (used in)
      financing activities			                $  7,906    		$    1,745

EFFECT OF EXCHANGE RATE CHANGES ON CASH	           (19)	         (32)
   Net increase (decrease) in cash and
      cash equivalents		                   			        93		      1,826

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD		             	             1,566		      3,051

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD			                             $  1,659 		$    4,877

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for -
   Interest, net of amounts capitalized		        $   2,296		$    1,937
   Income taxes, net		                        			      517		     2,013


                      			WILSHIRE OIL COMPANY OF TEXAS
                  	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        	SEPTEMBER 30, 1994 (Unaudited)



1.	FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the
Securities 	and Exchange Commission.  Certain information and footnote
disclosures normally 	included in financial statements prepared in
accordance with generally accepted	accounting principles have been
condensed or omitted pursuant to such rules and 	regulations, although
the Registrant believes that the disclosures are adequate to 	make the
information presented not misleading. It is suggested that these condensed
financial statements be read in conjunction with the financial 	statements
and the notes thereto included in the Company's latest annual report on Form 10-K.  This condensed financial information reflects, in the
opinion of 	management, all adjustments necessary to present fairly the
results for the interim 	periods.  The results of operations for such
interim periods are not necessarily 	indicative of the results for the
full year.


2.	GAIN ON SALES OF MARKETABLE SECURITIES

The Company realized gains from the sales of shares of Jacobs Engineering
Group, 	Inc. of $5,457,000 and $ 5,161,000 for the nine months ended
September 30, 	1994 and 1993, respectively, and $1,646,000 and $2,065,000
for the three months ended September 30, 1994 and 1993, respectively .

3.	COMMITMENTS AND CONTINGENCIES

Federal income tax returns of the Company and its subsidiaries for the years
1975 	through 1983 are under review by the Internal Revenue Service.
The Company 	believes that final settlement of its Federal tax liability
for those years will not have 	a significant effect on its consolidated
financial position.

The Company is a defendant in a lawsuit by a co-owner on one of its oil
and gas 	properties.  The lawsuit seeks an unspecified amount of royalties
and interest for 	prior year production at the property.  While the ultimate
outcome of this litigation cannot be predicted at this time, management
believes that this matter will not 	have a material adverse effect on the
Company's consolidated financial position 	or its results of operations.










               	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            	FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                         Results of Operations

Net income for the nine months ended September 30 increased from $3,372,000
in 1993 to $3,520,000 in 1994.   Net income for the quarter ended
September 30 increased from $946,000 in 1993 to $951,000 in 1994.

Consolidated revenues increased from $11,708,000 in the first nine months of 1993 to $12,036,000 in 1994. Oil and gas revenues decreased by
$332,000 in the first nine months of 1994 as compared to 1993 due to
declines in crude oil prices.   Revenues  in 1993  included a non-recurring
gas settlement of $450,000.

Real estate revenues increased from $4,704,000 in the first nine months of 1993 to $5,814,000 in 1994. This increase was attributable to the operations of the income producing real estate properties acquired
June 30, 1993 and March 31, 1994 as well as generally higher rents and occupancy.

Oil and gas production expense decreased slightly in the first nine months of 1994 as compared with 1993.

Real estate operating expenses increased in the first nine months of 1994 over 1993 principally due to the newly acquired properties in 1993 and 1994.

Depreciation, depletion, and amortization expense decreased in the first nine months of 1994 compared with 1993 primarily as a result of the increase in the estimated value of the Company's oil and gas reserves. This increase in reserves is due to the Company's successful horizontal oil drilling program.

The gain on sales of marketable securities is derived from sales of shares of Jacobs Engineering Group, Inc.

Interest expense increased in the first nine months of 1994 over 1993 principally due to the addition of the new real estate properties in 1993 and 1994 and to an increase in the prime rate.

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

Accounting for Certain Investments in Debt and Equity Securities

On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes.
As  of  September  30,  1994,   the   gross  unrealized  gain  on
marketable securities was $27.1 million. This amount, net of related deferred income taxes of $12.2 million, is included as a credit to shareholders' equity in the Company's September 30, 1994 consolidated balance sheet.

Liquidity and Capital Resources

At September 30, 1994 the Company had approximately $10.9 million in marketable securities at cost, with a market value of approximately $38 million. The current ratio at September 30, 1994 was 8 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $38 million at September 30, 1994.

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

Net cash provided by ( used in) operating activities was $6,395,000 and ($1,019,000) in the first nine months of 1994 and 1993, respectively. The increase in 1994 was due to the payment in 1993 of Canadian tax liabilities settled in 1992 as well as changes in accounts receivable and accounts payable.

Net cash provided by (used in) investing activities was ($14,189,000) and $1,132,000 in the first nine months of 1994 and 1993, respectively.
The Company acquired $10.2 million of real estate properties during the first nine months of 1994 and $3.8 million during the first nine months of 1993. Additionally, the Company acquired approximately $3.8 million of marketable securities and $3 million of preferred stock in 1994.

Net cash provided by financing activities was $7,906,000 and $1,745,000 in the first nine months of 1994 and 1993, respectively. The variation principally relates to the issuance of long-term debt in connection with purchases of real estate properties during 1993 and 1994.

During the first nine months of 1994 the Company renegotiated all of its secured bank loans (other than mortgage notes). Among other things, more favorable principal amortization was obtained and the maturity dates of these loans were extended.

The Company believes it has adequate capital resources to fund operations for the foreseeable future.



			PART II -  OTHER INFORMATION


Item 1, 2, 3, 4, 5   - Not applicable

Item 6 -		Exhibits and Reports on Form 8-K

	No Form 8-K was filed during the quarter ended September 30, 1994.



                          	S I G N A T U R E S



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


					WILSHIRE OIL COMPANY OF TEXAS
					(Registrant)



					/s/Sherry Wilzig Izak
				By:	Sherry Wilzig Izak
					Chairman of the Board and Chief Executive Officer
					(Duly Authorized Officer and Chief Financial Officer)

Date:  November 14, 1994







				S I G N A T U R E S




	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








					WILSHIRE OIL COMPANY OF TEXAS
					(Registrant)








				By:	Sherry Wilzig Izak
					Chairman of the Board and Chief Executive Officer
					(Duly Authorized Officer and Chief Financial Officer)

Date:	November 14, 1994