Form 10-K405
WILSHIRE OIL CO OF TEXAS
filed 1995-03-31
CIK 107454

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)
 [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1994
                                       OR
 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

               For the transition period from ________ to _______

                          Commission File Number 1-4673

                          WILSHIRE OIL COMPANY OF TEXAS
                          -----------------------------
             (exact name of registrant as specified in its charter)

Delaware                                          84-0513668
-------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

921 Bergen Avenue
Jersey City, New Jersey                           07306
-------------------------------------------------------------------------------
(Address of principal executive offices)          (Zip code)


Registrant's telephone number, including area code:   (201) 420-2796
                                                      ----------------
Securities registered pursuant to Section 12(b) of the Act:


                                                     Name of each exchange
   (Title of each class)                              On which registered
   ---------------------                              -------------------
COMMON STOCK, $1 PAR VALUE                          NEW YORK STOCK EXCHANGE
-------------------------------------------------------------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    Yes    x    No
                         ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $57,249,000 based upon the closing sale price of the stock, which was $6.125 on March 15, 1995.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 15, 1995 was 9,671,620.


                       Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          WILSHIRE OIL COMPANY OF TEXAS


                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1994


                                TABLE OF CONTENTS


                                     PART I
                                                                 PAGE
ITEM 1.   BUSINESS ..........................................     1
ITEM 1a.  EXECUTIVE OFFICERS OF THE REGISTRANT ..............     7
ITEM 2.   PROPERTIES ........................................     8
ITEM 3.   LEGAL PROCEEDINGS .................................    15
ITEM 4.   SUBMISSION OF MATTERS TO A
          VOTE OF SECURITY HOLDERS ..........................    15

                                     PART II

ITEM 5.   MARKET FOR THE REFISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS ...................    16
ITEM 6.   SELECTED FINANCIAL DATA ...........................    17
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS ...............    18
ITEM 8.   FINANCIAL STATEMENTS ..............................   F-1
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ...............    28

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT .......................    28
ITEM 11.  EXECUTIVE COMPENSATION ............................    28
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT .............................    28
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....    28

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K ...............................    29

                                     PART I

ITEM 1.  BUSINESS

                                   BACKGROUND

     Wilshire Oil Company of Texas (the "Company", "Registrant" or "Wilshire") was incorporated under the laws of the State of Delaware on December 7, 1951. The Company's principal executive offices are located at 921 Bergen Avenue, Jersey City, New Jersey 07306, (201) 420-2796.

     The Company is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries in the United States and Canada. The Company's real estate division owns investment real estate properties in Arizona, Texas, Florida and New Jersey.

     At December 31, 1994 the Company held 1,412,960 common shares in Jacobs Engineering Group, Inc. (NYSE: JEC).



               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     For financial segment information please see Note 7, "Segment Information" of the "Notes to Consolidated Financial Statements", presented elsewhere herein. The Company has no export sales or sales to affiliated customers.

                             DESCRIPTION OF BUSINESS

OIL AND GAS OPERATIONS

          For a glossary of oil and gas terms, see "Properties - Oil and Gas Properties - Glossary."

          The Company conducts its oil and gas operations on the North American continent. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas
and Wyoming.   In Canada, the Company conducts oil and gas operations in the
Provinces of Alberta, British Columbia and Saskatchewan.


     As of March 15, 1995, 16 people are employed by the Company. Twelve employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

     Prospects for lease acquisitions are developed by staff geologists or acquired from various co-venturers and/or consultants.

          Once a property is acquired, the Company subcontracts for surveying and drilling operations. Many of the Company's present producing oil and gas properties are operated by independent contractors or under operating agreements with other companies pursuant to which the Company pays a proportionate share of operating expenses based upon its interests. The Company also acts as operator of various properties, charging joint venture partners for their proportionate share of expenses.

          The Company does not engage in the refining of crude oil or the distribution of petroleum products. Crude oil and natural gas productions are sold to oil refineries and natural gas pipeline companies.

          The Company participated in the drilling of 15 wells (2.7 net) in 1994 compared to 10 (2.5 net) in 1993.

          The United States' program in 1994 consisted of the drilling of 8 development wells (1.4 net). All of these wells were successfully completed as oil wells for a success ratio of 100%.

          Three (1.3 net) out of the eight wells drilled were in Wyoming, four (.1 net) were in Oklahoma and one (.02 net) was in Arkansas. The three successful wells in Wyoming were the McConnaughey 1-14H, the Wyoming "C" State 1-H and the Sunlight 1-H. All of these wells were oil wells and used horizontal drilling, which enables the driller to laterally intersect several vertical fractures, as distinguished from conventional drilling methods which limit the number of vertical fractures intersected. The four wells drilled in Oklahoma were conventional in nature, as was the Arkansas well. Of the four Oklahoma wells, three were gas wells and one oil. The Arkansas well was a gas well. Drilling activities added 216,000 barrels of oil and 190,000 MCF gas to U.S. proved reserves in 1994.

         The Canadian drilling program in 1994 consisted of the drilling of 7 wells (1.3 net), 4 development and 3 exploration. All 4 development wells
(.4 net) were successfully completed, two as oil wells and two as gas wells.
Two of the exploration wells (.7 net) were successfully completed as gas wells. The Canadian company had a success ratio of 86%, which enabled it to add 25,000 barrels to the oil reserves and 1,208,000 MCF to gas reserves located in Canada.

          The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has two purchasers, Amoco Production Company and Sinclair Oil Corporation, that purchased in excess of 10% of its 1994 consolidated oil and gas revenues. Amoco purchased 18% and Sinclair 12.9%. Both companies are located in the United States.

          The loss of any one customer in the domestic hydrocarbon market is not considered material. The Company is not dependent on any patent, trademark or license.

          The Company's oil and gas business is subject to all of the operating risks normally associated with the exploration for and production of oil and gas. In accordance with customary industry practices, the Company maintains insurance coverage limiting financial loss resulting from certain of these operating hazards.

COMPETITION

          The oil and gas industry is intensely competitive and competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual customers.

          The principal method of competition in the production of oil and gas is the successful location and acquisition of properties which produce commercially profitable quantities of oil and gas.

          The Company competes with many other companies in the search for and acquisition of oil and gas properties and leases for exploration and development. Many of these companies have substantially greater financial, technical and other resources than the Company. Competition among petroleum companies for favorable oil and gas prospects can be expected to continue. The Company is not a significant factor in the oil and gas industry.

          The principal raw materials and resources necessary for the exploration for, and the acquisition, development, production and sale of, crude oil and natural gas are leasehold or freehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for and develop such reserves, casing and other capital assets required for the development and production of the reserves and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such raw materials and resources with both major oil companies and independent operators and also with other industries for certain personnel and materials. Although the Company believes its current inventories of raw materials and resources are adequate to preclude any significant disruption of operations in the immediate future, the continued availability of such materials and resources to the Company cannot be assured.


SEASONALITY

          The oil business is generally not seasonal in nature. Gas demand and prices paid for gas have become seasonal, showing a decrease during the summer and fall.

ENVIRONMENTAL MATTERS

          The petroleum industry is subject to numerous federal, state and provincial environmental statutes, regulations and other pollution controls in both the United States and Canada. In general, the Company is and will continue to be subject to present and future environmental statutes and regulations.

          The Company's expenses relating to preserving the environment during 1994 were not significant in relation to operating costs and the Company expects no material changes in 1995. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

REGULATION - UNITED STATES OPERATIONS


          The Company's operations are affected from time to time, in varying degrees, by political developments, laws and regulations. In particular, oil and gas production operations are affected by changes in taxes and other laws relating to the petroleum industry and by constantly changing administrative regulations. The long-term effects of all the federal enactments and programs, whether beneficial or detrimental to the future operations and income of the Company, cannot be predicted at this time.

          Rates of production of oil and gas have for many years been subject to conservation laws and regulations. State regulatory agencies set allowable rates of production and limit the number of days a month a well can produce.
The petroleum industry has also been subject to tax laws dealing specifically with it, such as the Crude Oil Windfall Profit Tax Act. In addition, oil and gas operations are subject to extensive regulation or termination by government authorities on account of ecological and other considerations. All of the jurisdictions in which the Company operates have statutes and administrative regulations governing the drilling and production of oil and gas.

REGULATION - CANADIAN OPERATIONS

          The Company's Canadian subsidiary, Wilshire Oil of Canada, Ltd., operates primarily in the Province of Alberta, with some activity in the Province of British Columbia and Saskatchewan.

          The petroleum and natural gas industry operates under federal and provincial legislation and regulations which govern land tenure, royalties, production rates, environmental protection, exports and other matters. Federal legislation monitors the price of oil and gas in export trade and the quantities of such products exportable from Canada. Provincial legislation has been enacted for the purpose of regulating operations in the Provinces.

OIL PRICES

          Oil prices actually being paid by purchasers in the United States are publicly announced throughout the country and vary depending on locality and qualitative specifications of the crude oil. All prices are subject to future modification by appropriate agency action.




JACOBS ENGINEERING INVESTMENT

      Wilshire made a significant investment in Jacobs Engineering Group, Inc. ("Jacobs") initially during 1986 by purchasing 278,300 shares of common stock at an average price of $7.25 per share. Subsequently, the Company purchased additional shares, the stock split, stock dividends were received and the Company sold certain shares. On December 31, 1994 Wilshire held 1,412,960 shares at an average cost of $5.37 per share.

     The Company realized gains on sales of common shares of Jacobs of $5,457,000 in 1994 compared to $6,256,000 in 1993. The Company sold less shares of Jacobs in 1994 than in 1993.

          Jacobs, headquartered in Pasadena, California, is listed on the New
York Stock Exchange.   It is a world-wide leader in engineering design,
construction management and operation of industrial facilities, plants and governmental projects.

          For its fiscal year ended September 30, 1994, Jacobs reported revenues of $1,165,754,100, net income of $18,767,000, and net income per share of $.75.


     The closing price of Jacobs' common stock on the New York Stock Exchange on March 15, 1995 was 3.6 times more than Wilshire's average cost of the shares it currently holds. Wilshire's cost as of March 15, 1995 was $7,733,000. The aggregate market value of the Jacobs common stock held by Wilshire on March 15, 1995 (based on the closing price on that date) was $27,519,000, or $19,786,000 in excess of Wilshire's cost basis.

          The stock of Jacobs held by Wilshire continues to be important to Wilshire as it broadens the Company's base and adds substantially to the value of the Company's assets.

REAL ESTATE OPERATIONS

      The Company's real estate operations are conducted in the states of Arizona, Texas, Florida and New Jersey. They are not seasonal in nature.

      The Company added additional investment properties to its real estate holdings in 1994. On March 31, 1994 the Company acquired various real estate properties located in Arizona and New Jersey at an aggregate purchase price of $10,240,000 from The Trust Company of New Jersey, which also provided the long-term financing of $8,704,000.

      The Company's Arizona properties include two garden apartment complexes, a midrise apartment building, an office building, and a retail/medical use complex. The garden apartment complexes consist of a 340 unit complex and a 378 unit complex. The midrise apartment building is a 70 unit, four story building. The office building is a 53,000 square foot multi-tenant two story building.
The retail/medical use property consists of 65,000 square feet.

     The Texas property is a  228 unit apartment complex.

     The Florida property consists of two office buildings having a combined area of 28,000 square feet.

     The Company's properties in New Jersey include apartment properties having 274 units as well as various commercial/retail properties.

     The Company utilizes property management companies to assist in the management of its properties. Expenses incurred in operating the properties include, among other things, administrative costs, utilities, repairs and maintenance and property taxes.

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

     The real estate industry is intensely competitive in nature. The Company competes with many other real estate operators and is not a significant factor in the market it operates in.

     The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 1994, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

ITEM  1A - EXECUTIVE OFFICERS OF THE REGISTRANT

          The table below sets forth the names and ages of all executive officers of the Registrant and the position(s) and offices with the Registrant presently held by each and the periods during which each has served in such position(s) and offices. There are no "family relationships" as defined in Item 401 (d) of Regulation S-K between any of these persons and any other executive officer or director of the Company.

          All executive officers have been elected or appointed to hold office until their respective successors have been elected or appointed and qualified or until their earlier resignation or removal.

                        EXECUTIVE OFFICERS OF REGISTRANT

Name                                   Age            Position With Registrant
----                                   ---            ------------------------
Sherry Wilzig Izak  (a)                 36            Chairman of the Board and
                                                      Chief Executive Officer

David C. George     (b)                 72            Senior Vice President and
                                                      Senior Land Attorney

Allen C. Knight     (b)                 70            Senior Vice President -
                                                      Canada

Steven A. Gelman    (c)                 38            Vice President and
                                                      Controller

      a) Ms. Izak was appointed Chairman of the Board on September 20, 1990. She served as Executive Vice President of the Company from August 10, 1987 through September 20, 1990.

      b) Mr. George and Mr. Knight were appointed Senior Vice Presidents on May 2, 1985.

      c)   Mr. Gelman joined the Company April 26, 1993.

                                       7

ITEM 2.      PROPERTIES

OFFICES

          The executive and administrative office of the Company consists of approximately 2,000 square feet, located at 921 Bergen Avenue, Jersey City, New Jersey. This office is leased at a monthly rental of $2,257.

          The Company maintains its principal office for the United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet, at a monthly cost of $2,110. The Company also owns a storage yard of approximately five acres, situated near Will Rogers Airport in Oklahoma City.

          The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $1,102 Canadian.

OIL AND GAS PROPERTIES

                                    GLOSSARY

          The terms defined in this section are used throughout this report.

          BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, usually used herein in reference to crude oil or other liquid hydrocarbons.

          BOE. Equivalent barrels of oil in reference to natural gas. Natural gas equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil, condensate or natural gas liquids.

          DEVELOPED ACREAGE. The number of acres which are allocated or assignable to producing wells or wells capable of production.

          DEVELOPMENT WELL. A well drilled as an additional well to the same reservoir as other producing wells on a lease, or drilled on an offset Lease not more than one location away from a well producing from the same reservoir.

          EXPLORATORY WELL. A well drilled in search of a new undiscovered pool of oil or gas, or to extend the known limits of a field under development.

          GROSS ACRES OR WELLS. The total acres or wells, as the case may be, in which an entity has an interest, either directly or through an affiliate.

          LEASE. Full or partial interests in an oil and gas lease, oil and gas mineral rights, fee rights or other rights, authorizing the owner thereof to drill for, reduce to possession and produce oil and gas upon payment of rentals, bonuses and/or royalties. Oil and gas leases are generally acquired from private landowners and federal, provincial and state governments.

          Mcf.   One thousand cubic feet.  Expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure bases and, where contracts are nonexistent, at 60 degrees Fahrenheit and 14.65 pounds per square inch absolute.

          MMcf.   One million cubic feet.  Expressed, where gas sales contracts are in effect, in terms of contractual temperature and pressure bases and, where contracts are nonexistent, at 60 degrees Fahrenheit and 14.65 pounds per square inch absolute.

          NET ACRES OR WELLS.   A party's interest in acres or a well calculated
by multiplying the number of gross acres or gross wells in which such party has an interest by the fractional interest of such party in such acres or wells.

          PRODUCTION COSTS. The expenses of producing oil or gas from a formation, consisting of the costs incurred to operate and maintain wells and related equipment and facilities, including labor costs, repair and maintenance, supplies, insurance, production, severance and other production excise taxes.

          PRODUCING PROPERTY. A property (or interest therein) producing oil and gas in commercial quantities or that is shut-in but capable of producing oil and gas in commercial quantities, to which Producing Reserves have been assigned by an independent petroleum engineer. Interests in a property may include working interests, production payments, royalty interests and other nonworking interests.

          PRODUCING RESERVES. Proved Developed reserves expected to be produced from existing completion intervals open for production in existing wells.

          PROSPECT. An area in which a party owns or intends to acquire one or more oil and gas interests, which is geographically defined on the basis of geological data and which is reasonably anticipated to contain at least one reservoir of oil, gas or other hydrocarbons.

          PROVED DEVELOPED RESERVES. Proved Reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

          PROVED RESERVES. The estimated quantities of crude oil, natural gas and other hydrocarbons which, based upon geological and engineering data, are expected to be produced from known oil and gas reservoirs under existing economic and operating conditions, and the estimated present value thereof based upon the prices and costs on the date that the estimate is made and any price changes provided for by existing conditions.

          PROVED UNDEVELOPED RESERVES. Proved Reserves which can be expected to be recovered from new wells on undeveloped acreage or from existing wells where a relatively major expenditure is required for recompletion.

          UNDEVELOPED ACRES. Oil and gas acreage (including, in applicable instances, rights in one or more horizons which may be penetrated by existing well bores, but which have not been tested) to which proved reserves have not been assigned by independent petroleum engineers.

          WORKING INTEREST. The operating interest under a lease which gives the owner the rights to drill, produce and conduct operating activities on the property and a share of production, subject to all royalty interests and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                      * * *

          Following are certain tables and other statistical data concerning the Company's reserves, production, acreage and other information with regard to the Company's oil and gas properties and operations.

          For information regarding costs incurred in 1994, please refer to the "Segment Information" in Note 7 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

          Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:



                  United States                            Canada
                 (000's OMITTED)                        (000's OMITTED)
         --------------------------------------------------------------------


                Proved           Proved           Proved         Proved
              Reserves     Developed Reserves     Reserves   Developed Reserves
              --------     ------------------     --------   ------------------
1995           $ 4,515          $ 4,515          $ 1,879           $ 1,698

1996             3,542            3,542            2,601             2,147

1997             2,691            2,691            3,063             2,500

Remainder      $21,915          $10,773           $37,440          $31,495


RESERVES

          The quantities of natural gas and crude oil Proved and Proved Developed Reserves presented herein include only those amounts which the Company reasonably expects to recover in the future from known oil and gas reservoirs under existing economic and operating conditions. Therefore, Proved and Proved Developed Reserves are limited to those quantities which are recoverable commercially at current prices and costs, under existing technology. Accordingly, any changes in the future oil and gas prices, operating and development costs, regulations, technology and other factors could significantly increase or decrease estimates of Proved and Proved Developed Reserves.

          The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1992 and 1993 and 1994 were estimated by the independent professional engineering consultants referred to on page 27. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

          Set forth below are estimates of the Company's Proved and Proved Developed Reserves and the present value of estimated future net revenues from such reserves based upon the standardized measure of discounted future net cash flows relating to proved oil and gas reserves in accordance with the provisions of Statement of Financial Accounting Standards No. 69, "Disclosures about Oil and Gas Producing Activities" (SFAS No. 69). The standardized measure of discounted future net cash flows is determined by using estimated quantities of Proved Reserves and the periods in which they are expected to be developed and produced based on period-end economic conditions. The estimated future production is priced at period-end prices, except where fixed and determinable price escalations are provided by contract. The resulting estimated future cash inflows are reduced further by estimated future costs to develop and produce reserves based on period-end cost levels. No deduction has been made for depletion, depreciation or income taxes or for indirect costs, such as general corporate overhead. Present values were computed by discounting future net revenues by 10 percent per annum.

      The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated.


                                 United States                        Canada
                                 -------------                        ------
                                        Proved                        Proved
                               Proved  Developed         Proved       Developed
                               ------  ---------         ------       ---------
                                (000's Omitted)             (000's Omitted)
1994  Oil    (Bbls)             2,113     1,165         1,267            893
      Gas    (Mcf)              7,050     7,050        25,002         23,622
      Net present value @ 10% $23,154   $15,294       $20,081        $16,892

1993  Oil    (Bbls)             1,709     1,209         1,335            923
      Gas    (Mcf)              8,023     8,023        22,292         21,366
      Net present value @ 10% $15,855   $14,960       $19,970        $16,788

1992  Oil    (Bbls)             1,096       955         1,112            803
      Gas    (Mcf)              7,514     6,759        25,328         24,411
      Net present value @ 10% $14,614   $14,197       $15,667        $12,800


          The determination of oil and gas reserves is a complex and interpretive process which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate, especially when based upon volummetric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgement, and thus, represents only an informed professional judgement. Subsequent reservoir performance may justify upward or downward revision of the estimate.

      No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 1994, other than with the Securities and Exchange Commission.

PRODUCTION WELLS

       The following tabulations indicate the number of productive wells (gross and net) as of December 31, 1994.

                             Gas                 Oil          Developed Acreage
                          ---------------    -------------    -----------------
                          Gross      Net     Gross     Net    Gross     Net
                          -----      ---     -----     ---    -----     ---

United States               636      84.4      526     78.3    56,984  23,473

Canada                      204      49.2       59      6.1   160,220  26,131

PRODUCTION

 The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).


         Oil and Condensate (Bbls)                     Gas (Mcf)
         -------------------------                     ---------
         United States        Canada            United States   Canada
         -------------        ------            -------------   ------

1994       277,000            46,000              1,238,000     822,000
1993       223,000            51,000              1,287,000     961,000
1992       202,000            41,000              1,576,000     959,000

        Average sales price per unit of oil or gas produced:

                     Oil                            Gas
               -----------------       ----------------------------
             U.S.          Canada      U.S.                Canada
             ----           -----      ----                ------

1994        $15.17         $12.79      $1.74                 $1.36
1993        $16.47         $13.27      $1.79                 $1.21
1992        $19.29         $17.17      $1.85                 $1.09


     Production as shown in the table, which is net after royalty interests due others, is determined by multiplying the gross production volume of properties in which the Company has an interest by the percentage of the leasehold or other property interest owned by the Company.

     The relative energy content of oil and gas (six Mcf of gas equals one barrel of oil) was used to obtain a conversion factor to convert natural gas production into equivalent barrels of oils.

     There are no agreements with foreign governments.


Average Production Cost Per Equivalent Barrel
of Oil in the United States and Canada:
---------------------------------------------

                             1994              1993               1992
                            -----             -----              -----
      United States         $4.99             $5.19              $4.56
      Canada                $2.38             $2.64              $2.89


      Unit cost is computed on equivalent barrels of oil equating gas to oil based on BTU content. This method is appropriate for the Registrant since several properties produce both oil and gas and production costs are not segregated.

      The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

OIL AND GAS LEASES

      The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                          1994                                 1993
                          ----                                 ----
                    Undeveloped Acres                    Undeveloped Acres
                    -----------------                    -----------------
                    Gross         Net                    Gross         Net
                    -----         ---                    -----         ---


United States       7,645        2,854                    8,692      3,048
Canada             26,760        4,522                   36,160      5,973

      A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.


DRILLING

      The following table sets forth the results of the Registrant's drilling programs for the years covered:

               Exploratory Wells                      Development Wells
          -------------------------       -----------------------------------
          Net Productive    Net Dry       Net Productive              Net Dry
          -------------------------       -----------------------------------
          U.S.   Canada   U.S.   Canada     U.S.    Canada    U.S.     Canada
          ----   ------   ----   ------     ----    ------    ----     ------

1994 -      -      .7       -       .2       1.4        .4       -         -
1993 -      -      .2       -       .1       1.9        .3       -         -
1992 -     .5      .1       -       .7       1.3        .2       -         -
1991 -     .5      .6      .1      1.2        .8         -       -         -
1990 -    1.0      .6     1.0       .4       1.0         -       -         -

      A dry hole is an exploratory or development well which is found to be incapable of producing oil or gas in sufficient quantities to justify completion. A productive well is an exploratory or development well that is capable of commercial production. The number of wells drilled refers to the number of wells completed during the fiscal year, regardless of when drilling was initiated.

REAL ESTATE PROPERTIES

      The following table sets forth the location and general character of the principal physical properties owned by the Company as part of its real estate operations. The properties are subject to mortgages. For further information with respect to these properties, see "Business - Real Estate Operations."

     Location                                  General Character
     --------                                  -----------------
     Arizona                               378 Unit Apartment Complex
     Arizona                               340 Unit Apartment Complex
     Arizona                                70 Unit Apartment Building
     Arizona                                   Office Building
     Arizona                                   Retail/Medical use Complex
     Texas                                 228 Unit Apartment Complex
     Florida                                   Office Building
     New Jersey                                Apartment Properties (274 units)
     New Jersey                                Commercial/Retail Properties

      The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3.  LEGAL PROCEEDINGS

      At December 31, 1994, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1994.

                                     PART II

ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

           Quarter 1        Quarter 2          Quarter 3            Quarter 4
         High  -   Low    High  -  Low      High   -  Low        High  -  Low
         -------------    ------------      -------------        --------------

1994      7     - 6-3/8   7-1/8 - 6-3/8      7-1/4 -  6-1/8        7 -  6-1/4
1993      7-3/8 - 6-1/2   7-5/8 - 6-5/8      7-1/4 -  6-5/8        7 -  6-3/8

          As of March 15, 1995 there were 10,790 common shareholders of records.


          The Company declared a $.06 per common share cash dividend on June 17, 1994 to shareholders of record on July 29, 1994, payable on August 19, 1994. The Company declared a $.05 per common share cash dividend on June 11, 1993, to shareholders of record on July 30, 1993, payable on August 27, 1993. There was no cash dividend in 1992.

          The Company declared 3% stock dividends in 1994, 1993, and 1992. These are deemed to constitute stock distributions to the extent that such distributions exceeded retained earnings. Wilshire's Board authorized these stock distributions in recognition of the increased value of the Jacob's common stock currently held by the Company which has not been reflected in the Company's earnings.

ITEM 6.   SELECTED FINANCIAL DATA

                    (Not covered by Report of Independent Public Accountants)

                         (In thousands of dollars except per share amounts)

                                        For the Year Ended December 31
                  -------------------------------------------------------------
                          1994(a)     1993(a)      1992(a)    1991       1990
                          ----        ----         ----       ----       ----
Oil/Gas Revenues        $  7,926     $  8,505     $  8,803  $ 7,344    $ 9,500
                        --------     --------     --------  --------   -------
Real Estate Revenues    $  7,885     $  6,526     $  2,604  $    -     $    -
                        --------     --------     --------  --------   -------
Total Revenues          $ 15,811     $ 15,031     $ 11,407  $ 7,344    $ 9,500
                        --------     --------     --------  --------   -------
Gross Profit
   Oil/Gas (b)          $  1,930     $  1,740     $    443  $(1,251)   $ 3,064
                        --------     --------     --------  --------   -------

Gross Profit
 Real Estate (c)        $  2,415     $  2,200     $    832  $   -      $   -
                        --------     --------     --------  --------   -------
Total Gross
   Profit (loss)        $  4,345     $  3,940     $  1,275  $(1,251)   $ 3,064
                        --------     --------     --------  --------   -------

Net Income (loss)       $  3,577     $  4,573     $  3,523 ($ 3,409)e  $   843
                        --------     --------     --------  --------    -------

Net income (loss
per share of
common stock(d)         $    .36     $    .45     $    .35 ($   .34)   $   .08
                        --------     --------     --------  --------   -------

Total assets at
year-end (f)            $103,198     $104,652     $ 68,527  $ 47,209   $52,366
                        --------     --------     --------  --------   -------

Long-term
obligations             $ 50,160     $ 40,721     $ 39,634  $ 23,450   $25,555
                        --------     --------     --------  --------   -------

Cash dividends
declared per share      $    .06     $    .05      $  -0-    $ - 0 -   $ - 0 -
                        --------     --------     --------  --------   -------


a- 1994,1993 and 1992 amounts reflect the acquisition and operations of income producing real estate properties.

b- Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

c- Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

d- Restated to give effect to stock distributions.

e- The net loss in 1991 includes a pretax charge of $3,000,000 as additional depreciation, depletion and amortization to reflect the effect of substantial declines in the worldwide prices received for oil and gas, coupled with the increased capitalized costs during this period. These price declines also had a direct adverse impact on the Company's oil and gas revenues in 1991 as compared to prior years. In addition, the comparability of net income is affected by the Company's stock option plan.

f- Total assets at December 31, 1994 and 1993 reflect investments in equity securities stated at market value. See Note 1 to the consolidated financial statements regarding this change in accounting.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                         (In thousands $ except per share amounts)



                                            1994

                          1st       2nd         3rd        4th        Year
                    -----------------------------------------------------------
Oil/Gas Revenues        $1,842    $2,179       $2,201     $1,704      $ 7,926
Real Estate
Revenues                $1,771    $2,014       $2,029     $2,071      $ 7,885
                        ------    ------       ------     ------      -------
Total Revenues          $3,613    $4,193       $4,230     $3,775      $15,811

Gross Profit
  Oil/Gas (a)           $  234    $  433       $  367     $  896      $ 1,930
Gross Profit
  Real Estate (b)       $  616    $  706       $  642     $  451      $ 2,415
                        ------    ------       ------     ------      -------
 Total Gross
  Profit                $ 850     $1,139       $1,009     $1,347      $ 4,345
                        ------    ------       ------     ------      -------
Net Income              $1,306    $1,263       $  951     $   57      $ 3,577
                        ------    ------       ------     ------      -------
Net Income
  Per Share             $  .13    $  .13       $  .10     $  .01      $   .36
                        ------    ------       ------     ------      -------
Cash Dividends
  Per Share             $  -0-    $  -0-       $  .06     $  -0-      $   .06
                        ------    ------       ------     ------      -------

a - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. The entire energy industry, along with the Company, experienced declines in 1994 in the prices received for crude oil. For 1994, the average price of oil that the Company received was $14.83 compared to $15.87 for 1993, a price decline of 6.6%. Average gas prices received by the Company in 1994 were slightly higher than 1993 average gas prices. The average price of gas for 1994 was $1.59 compared to $1.54 for 1993.

      Wilshire's oil production in 1994 increased in volume by 17.9%, from 274,000 Bbls produced in 1993 to 323,000 Bbls produced in 1994. This increase was due to the successful horizontal drilling program in the U.S. and the successful drilling in Canada that together resulted in a total of 14 new wells for 1994, adding 241,000 barrels of oil and 1,398,000 MCF of natural gas to proved reserves in 1994.

          The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                          Fiscal Year Ended  December   31
                                          -------------------------------------
Crude Oil and Natural Gas Production:     1994             1993            1992
                                          ----             ----            ----
    Oil  (Bbls) . . . . . . . . . . .    323,000         274,000        243,000
    Gas (Mcf) . . . . . . . . . . . .  2,060,000       2,248,000      2,535,000
Average sales prices:
    Oil  (per Bbl) . . . . . . . . .      $14.83          $15.87         $18.94
    Gas(per MCF) . . . . . . . . . .      $ 1.59          $ 1.54         $ 1.56
Average production costs per BOE          $ 4.27          $ 4.36         $ 4.06

          Sales prices received by the Company for oil and gas have fluctuated significantly from period to period. The fluctuations in oil prices during these periods primarily reflected market uncertainty regarding the inability of the Organization of Petroleum Exporting Countries ("OPEC") to control the production of its member countries, as well as concerns related to global supply and demand for crude oil. Gas prices received by the Company fluctuate generally with changes in the spot market price for gas. It is impossible to predict future price movements with certainty.

          The Company added 14 investment real estate properties in 1994 to its assets. These properties were acquired March 31, 1994, and are located in New Jersey and Arizona.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1994 ("1994") COMPARED WITH YEAR ENDED DECEMBER 31, 1993 ("1993").

          Net income was $3,577,000 in 1994 as compared with $4,573,000 in 1993. The 1994 operations included the revenues and expenses of real estate properties acquired on March 31,1994 and gains on the sales of marketable securities. Gains on sales of marketable securities were $853,000 less in 1994 than in 1993.

          Oil and gas revenues were $7,926,000 in 1994 compared to $8,055,000 in 1993. Despite a substantial increase (17.9%) in oil production from the successful horizontal drilling program during 1994, revenues decreased slightly due to a drop in the price of crude oil from $15.87 in 1993 to $14.83 in 1994. Consolidated revenues in 1993 also included a non-recurring gas settlement of $450,000.

      Real estate revenues increased from $6,526,000 in 1993 to $7,885,000 in 1994, an increase of $1,359,000. This increase was principally due to the acquisition of additional investment properties in March 1994 as well as generally higher rents and increased occupancy.

      Oil and gas production expense was comparable in 1994 and 1993. Oil and gas production expense was $2,846,000 in 1994 compared with $2,829,000 in 1993. Average cost per BOE decreased by 2% in 1994.

      Depreciation, depletion and amortization of oil and gas assets amounted to $3,150,000 in 1994 compared to $3,936,000 in 1993. This decrease is principally attributable to an increase in the estimated value of the Company's oil and gas reserves. Real estate depreciation was $870,000 in 1994 compared to $653,000 in 1993. This increase is principally attributable to the newly acquired properties discussed above.

      General and administrative expense was $1,386,000 in 1994 compared to $1,097,000 in 1993. The increase is principally attributable to increased charges in 1994 related to the Company's non-qualified stock option plan.

      The Company realized gains on sales of common shares of Jacobs Engineering Group, Inc.("Jacobs") of $5,457,000 in 1994 compared to $6,256,000 in 1993. The
Company sold less shares of Jacobs in 1994 than in 1993. As of December 31, 1994, the Company held 1,412,960 shares of Jacobs.

      Interest expense increased from $2,776,000 in 1993 to $3,638,000 in 1994 due to the addition of $8,704,000 of new financing related to the acquisition of real estate properties in March 1994 as well as substantially higher interest rates in general in 1994.

      The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

1993 COMPARED WITH YEAR ENDED DECEMBER 31, 1992  ("1992")

      Net income increased from $3,523,000 in 1992 to $4,573,000 in 1993, an increase of approximately 30%. The 1993 operations included the revenues and expenses of income producing real estate properties acquired on December 31, 1992 and June 30, 1993 and gains on the sales of marketable securities. Gains on sales of marketable securities were $1.3 million less in 1993 than in 1992.

      Oil and gas revenues were $8,505,000 in 1993 compared to $8,803,000 in 1992 a decrease of 3.4%. This was primarily due to lower worldwide oil prices received during most of 1993, compared to 1992. This decrease in price was offset, for the most part, by an increased volume of oil produced in 1993, due to the continued success of the Company's horizontal drilling program in the United States. Consolidated crude oil production increased by 12.8% in 1993 compared to 1992.

      Real estate revenues increased from $2,604,000 in 1992 to $6,526,000 in 1993, an increase of $3,922,000. This increase was principally due to the operations of the income producing real estate properties acquired in December 1992 and June 1993 as well as generally higher rents and increased occupancy.

      Oil and gas production expense increased by 4.8% in 1993, from $2,700,000 in 1992 to $2,829,000 in 1993. Production expense increased principally as a result of increased level of volume of oil production in 1993. Average cost per BOE increased by approximately 7% in 1993 from 1992.

      Depreciation, depletion and amortization of oil and gas assets in 1993 amounted to $3,936,000 compared to $5,660,000 in 1992. This decrease is principally attributable to an increase in the estimated value of the Company's oil and gas reserves. Real estate depreciation was $653,000 in 1993, compared to $233,000 in 1992. This increase is principally attributable to the newly acquired properties discussed above.

      General and administrative expense was $1,097,000 in 1993, compared to $1,278,000 in 1992. The decrease is principally attributable to decreased charges in 1993 related to the Company's non-qualified stock option plan.

      The Company sold 285,000 shares of its investment in Jacobs
Engineering Group, Inc. in 1993. These sales generated a gain on sale of marketable securities of $6,256,000. As of December 31, 1993, the Company held 1,572,760 shares of Jacobs.

      Interest expense increased from $2,133,000 in 1992 to $2,776,000 in 1993 due to the addition of $3,209,000 of new financing related to the acquisition of income producing real estate properties in June 1993 and the additional interest in 1993 for the properties the Company acquired in December 1992. Lower interest rates in 1993, compared to 1992, partially offset the increases.

      The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States and, in 1992, settlement of the Revenue Canada tax audit.

EFFECTS OF INFLATION

      The effects of inflation on the Company's financial condition are not considered to be material by management.

ACCOUNTING FOR INCOME TAXES

      Statement of Finanancial Accounting Standard No. 109- "Accounting for Income Taxes" became effective for the Company beginning in the first quarter of 1993. SFAS 109 requires, among other things, an asset and liability approach to accounting for income taxes. SFAS 109 did not have a material impact on its consolidated financial statements.

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

      On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of December 31, 1994, the net unrealized gain on marketable securities was $18,487,000. This amount, net of related deferred income taxes of $8,319,000, is included as a credit to shareholders' equity in the Company's 1994 consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1994 the Company had approximately $11,500,000 in marketable securities at cost, with a market value of approximately $30,000,000. The current ratio at December 31, 1994 was 5.4 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $26 million at December 31, 1994.

      The Company anticipates that cash provided by operating activities and investing activities will be sufficient to meet its capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties presently held by the Company. The level of oil and gas capital expenditures will vary in future periods depending on market conditions, including the price of oil and the demand for natural gas, and other related factors. As the Company has no material long-term commitments with respect to its oil and gas capital expenditure plans, the Company has a significant degree of flexibility to adjust the level of its expenditures as circumstances warrant.

      As discussed under "Results of Operations" above, the Company acquired additional investment real estate properties on March 31, 1994. The aggregate purchase price of these transactions approximated $10,240,000. These purchases were financed with long-term mortgage loans of $8,704,000.

      The Company plans to actively continue its exploration and production activities as well as search for the acquisition of oil and gas producing properties and of companies with desirable oil and gas producing properties. There can be no assurance that the Company will in fact locate any such acquisitions.

      Net cash provided by operating activities was $4,446,000, $2,489,000, and $5,049,000 in 1994, 1993 and 1992, respectively. The increase in 1994 was primarily due to a reduction in outstanding receivables as well as an increase in accounts payable and accrued and other liabilities. The decrease in 1993 was primarily due to the payment in 1993 of Canadian tax liabilities settled in 1992.

      Net cash used in investing activities was $12,266,000, $4,165,000 and $20,401,000 in 1994, 1993 and 1992, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $10.2 million in 1994, $3.8 million in 1993 and $19.9 million in 1992. Proceeds from sales of marketable securities amounted to $6,710,000 in 1994, $6,730,000 in 1993 and $5,217,000 in
1992. Proceeds from receivables from securities sales amounted to $3,409,000 in 1994. Purchases of marketable securities amounted to $5,204,000 in 1994, $2,170,000 in 1993, and $1,149,000 in 1992. Additionally, the Company acquired $3,000,000 of preferred stock of The Trust Company of New Jersey in 1994.

      Net cash provided by financing activities was $7,167,000, $233,000 and $15,977,000 in 1994, 1993 and 1992, respectively. The variations principally relate to the issuance and renegotiation of long-term debt. As previously discussed, in 1994, 1993 and 1992 the Company acquired real estate properties, which were financed with long-term mortgage loans. Long-term mortgage loans incurred in connection with these acquisitions amounted to approximately $8,704,000 in 1994, $3,209,000 in 1993 and $17,212,000 in 1992.

      In 1994 the Company renegotiated all of its secured bank loans (other than mortgage notes). Among other things, more favorable principal amortization was obtained and the maturity dates of these loans were extended.

      The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 69 DISCLOSURES

      The following disclosures are those required to be made by publicly traded enterprises under Financial Accounting Standards Board Statement No. 69, Disclosures About Oil and Gas Producing Activities.

      The SEC defines proved oil and gas reserves as those estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those that can be recovered through existing wells with existing equipment and operating methods.

       Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)



                                                                       CRUDE OIL, CONDENSATE AND NATURAL GAS LIQUIDS
                                                                                          (BARRELS)

                                                                        United States                       Canada
                                                                        -------------                       ------

                                                                  1994      1993      1992           1994      1993      1992
                                                                  ----      ----      ----           ----      ----      ----

Proved Reserves-Beginning of Year                                1,709     1,096       987          1,335     1,112     1,069
Revisions of previous estimates                                    465       327       (38)           (47)       46        60
Sale of minerals in place                                          -0-        (1)      -0-            -0-       -0-       -0-
Extensions and discoveries                                         216       510       349             25       228        24
Production                                                        (277)     (223)     (202)           (46)     ( 51)      (41)
                                                                 -----     -----     -----          -----     -----     -----


Proved Reserves-End of Year                                      2,113     1,709     1,096          1,267     1,335     1,112
                                                                 -----     -----     -----          -----     -----     -----
Proved Developed Reserves-
    Beginning of Year                                            1,209       955       831            923       803       772
                                                                 -----     -----     -----          -----     -----     -----
    End of Year                                                  1,165     1,209       955            893       923       803
                                                                 -----     -----     -----          -----     -----     -----
                                                                 -----     -----     -----          -----     -----     -----


                                                                                         NATURAL GAS
                                                                                             MCF


                                                                        United States                       Canada
                                                                        -------------                       ------

                                                                  1994      1993      1992           1994      1993      1992
                                                                  ----      ----      ----           ----      ----      ----

Proved Reserves-Beginning of Year                                8,023     7,514     9,542         22,292    25,328    27,417
Revisions of previous estimates                                     75     1,814      (457)         2,324    (2,075)   (1,149)
Sale of minerals in place                                          -0-      (111)      -0-            -0-       -0-       -0-
Extensions and discoveries                                         190        93         5          1,208       -0-        19
Production                                                      (1,238)   (1,287)   (1,576)          (822)     (961)     (959)
                                                                 -----     -----     -----         ------    ------    ------

Proved Reserves-End of Year                                      7,050     8,023     7,514         25,002    22,292    25,328
                                                                 -----     -----     -----         ------    ------    ------
Proved Developed Reserves-
   Beginning of Year                                             8,023     6,759     8,704         21,366    24,411    26,468
                                                                 -----     -----     -----         ------    ------    ------

   End of Year                                                   7,050     8,023     6,759         23,622    21,366    24,411
                                                                 -----     -----     -----         ------    ------    ------
                                                                 -----     -----     -----         ------    ------    ------


          Standardized Measure of Discounted Future Net Cash Flows

                     Related to Proved Oil and Gas Reserves

                                December 31, 1994
                                 (000's Omitted)


                                         United States           Canada
                                         -------------           ------
                                        1994      1993      1994      1993
                                        ----      ----      ----      ----

Future cash flows                     $47,784   $37,359   $62,743   $61,379
                                      -------   -------   -------   -------
Future costs:
    Production                         13,595    14,288    15,707    15,398
    Development, dismantlement
    & abandonment                       1,526       923     2,053     2,032
                                      -------   -------   -------   -------
Total Future Costs                    $15,121   $15,211   $17,760   $17,430
                                      -------   -------   -------   -------

Future net inflows-Before
   income tax                         $32,663   $22,148   $44,983   $43,949
Future income taxes                   $ 9,298  $  6,317   $16,218   $16,039
                                      -------   -------   -------   -------

Future net cash flows                 $23,365   $15,831   $28,765   $27,910
10% Discount factor                     6,802     4,498    15,924    15,228
                                      -------   -------   -------   -------
Standardized measure of
   discounted future net
     cash flows                       $16,563   $11,333   $12,841   $12,682
                                      -------   -------   -------   -------


     Estimated future cash inflows are computed by applying year-end prices of oil and gas to year-end quantities of proved reserves. Future price changes are considered only to the extent provided by contractual arrangements. Estimated future development and production costs are determined by estimating the expenditures to be incurred in developing and producing the proved oil and gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions. Estimated future income tax expenses are calculated by applying year-end statutory tax rates (adjusted for permanent differences and tax credits) to estimated future pretax net cash flows related to proved oil and gas reserves, less the tax basis of the properties involved.

     These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Due to unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not represent management's assessment of future profitability or future cash flow to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves,
and upon different price and cost assumptions from those used here.   It should
be recognized that applying current costs and prices at a 10 percent standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of financial quantification of proved reserves.

     There were no oil and gas estimates filed with or included in reports to any other federal or foreign governmental authority or agency within the last twelve months.

     Reserves in the United States were estimated by Ramsey Engineering Inc. and the Company. Reserves in Canada were estimated by Citidal Engineering, Ltd.

     "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 1994, 1993 and 1992 are included in Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)


                                        1994           1993           1992
                                        ----           ----           ----

Standardized Measure -                $24,015        $20,704        $20,661
     Beginning of Year
Sales and transfers - Net
     of Production Costs and
     Windfall Profit Tax               (5,556)        (5,676)        (6,103)
Extensions and discoveries              2,517          5,734          5,105
Net change in sales price               1,199            525          2,149
Revision of quantity estimates          7,956          2,864           (566)
Proceeds from Sales of
     Minerals in Place                    -0-           (300)           -0-
Accretion of discount                   2,794          3,197          2,538
Net change in income taxes              2,193         (2,056)          (656)
Change in production rates-
     Other                             (5,714)       $  (977)       $(2,424)
                                      -------        -------        -------
Standardized measure -
     End of year                      $29,404        $24,015        $20,704
                                      -------        -------        -------
                                      -------        -------        -------


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE


     None

                                    PART  III

ITEM 10.  DIRECTORS OF THE REGISTRANT

     Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

     Information regarding executive officers is found in Part I,
     Item 1 (a)

ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND
           REPORTS ON FORM 8-K
           -------------------

  (A) 1.   FINANCIAL STATEMENTS

           The Financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on page F-1.

  (A) 2.   FINANCIAL STATEMENT SCHEDULES

           Index to Consolidated Financial Statement Schedules    F-1

           All schedules are omitted because they are not required, inapplicable or the information is otherwise shown in the financial statements or notes thereto.

  (A) 3.   EXHIBITS

           Exhibit
   NUMBER  DESCRIPTION
   ------  -----------
      3.1 Restated Certificate of Incorporation of Wilshire Oil Company of Texas, as amended. (Incorporated by reference to Exhibit 3.1 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

      3.2 Amended By-Laws of Wilshire Oil Company of Texas (Incorporated by reference to Exhibit 3.3 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.)

      4.1 Copy of Indenture relating to 6% subordinated debentures (incorporated by reference to Form S-1, registration statement number 2-37974, dated August 20, 1970).

      4.2 Oil and Gas Loan between Wilshire Oil Company of Texas and Midlantic National Bank dated March 24,1994.

     10.1 General Assignments and Assignments of Leases dated March 31, 1992 with respect to the purchase of income producing real estate properties (incorporated by reference to Exhibit 1 and 2 of Form 8 dated December 9, 1992, filed with the Commission).

     10.2 General Assignments, Assignments of Leases, and Escrow Agreements and Early Possession Agreements with respect to the purchase of four income producing real estate properties, (incorporated by reference to Exhibits 1 (a) through 4(c) on the Company's Form 8-K dated December 31, 1992 filed with the Commission).

     10.3 Wilshire Oil Company of Texas 1978 Stock Option Plan. (Incorporated by reference to Exhibit 10.3 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

     10.4 Wilshire Oil Company of Texas 1980 Stock Option Plan. (Incorporated by reference to Exhibit 10.4 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

     10.5 Wilshire Oil Company of Texas 1984 Stock Option Plan. (Incorporated by reference to Exhibit 10.5 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

     11.   Computation of Earnings Per Share

     22.   List of significant subsidiaries of the Registrant

     24.   Consent of Arthur Andersen LLP

     14(B) REPORTS ON FORM 8

           There were no Form 8-K filings by the Company during the fourth quarter of 1994.

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS:

NET INCOME PER SHARE -

     Net income per share is based upon the weighted average number of shares outstanding during the year, after deduction of Treasury Stock, as well as the
dilutive effect of stock options, if material.   Net income per share for 1993
has been restated to reflect the 3% stock dividend declared in 1994.



                                                       1994           1993

Shares -

   Weighted average shares outstanding            9,925,307      10,163,314

   Dilutive effect of stock options outstanding        -0-              -0-

                                                 ----------      ----------
                                                  9,925,307      10,163,314

Net income                                       $3,577,000      $4,573,000
                                                 ----------      ----------

Net income  per share                            $      .36      $      .45
                                                 -----------     ----------

EXHIBIT 22 - LIST OF SUBSIDIARIES


                                             JURISDICTION OF
                                               INCORPORATION

          Wilshire Oil of Canada, Ltd.         Alberta, Canada
          Calgary, Alberta, Canada

          Britalata Venezolano, Ltd.           Alberta, Canada
          Calgary, Alberta, Canada

                             S I G N A T U R E S


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WILSHIRE OIL COMPANY OF TEXAS
                                                         (Registrant)


                        Directors:
                       -----------
                                        By:

                                                  /s/Sherry Wilzig Izak
                                             ---------------------------------
                                               Sherry Wilzig Izak, Director

                                        By:

                                                 /s/William Schwartz, M.D.
                                             ---------------------------------
                                              William Schwartz, M.D., Director

                                        By:

                                                  /s/Joseph K. Schwartz
                                             ---------------------------------
                                                Joseph K. Schwartz, Director

                                        By:

                                                   /s/Milton Donnenberg
                                             ---------------------------------
                                                Milton Donnenberg, Director

                                        By:

                                                     /s/Ernest Wachtel
                                             ---------------------------------
                                                  Ernest Wachtel, Director

                        Officers:
                        ---------
                                        By:

                                                /s/Sherry Wilzig Izak
                                             ---------------------------------
                                                Sherry Wilzig Izak
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Duly Authorized Officer and
                                                 Chief Financial Officer)



Date:           March 29, 1995

                             S I G N A T U R E S


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                WILSHIRE OIL COMPANY OF TEXAS
                                                            (Registrant)


                        Directors:
                       -----------
                                        By:


                                             --------------------------------
                                                Sherry Wilzig Izak, Director

                                        By:

                                             --------------------------------
                                             William Schwartz, M.D., Director

                                        By:


                                             --------------------------------
                                               Joseph K. Schwartz, Director

                                        By:


                                             --------------------------------
                                                Milton Donnenberg, Director

                                        By:


                                             --------------------------------
                                                Ernest Wachtel, Director

                        Officers:
                       ----------
                                        By:


                                             --------------------------------
                                               Sherry Wilzig Izak
                                               Chairman of the Board and Chief
                                               Executive Officer
                                               (Duly Authorized Officer and
                                                Chief Financial Officer)



Date:           March 29, 1995

ITEM 8 -- FINANCIAL STATEMENTS



                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       Page
                                                                      ------
CONSOLIDATED FINANCIAL STATEMENTS:

        Report of Independent Public Accountants                       F-2

        Consolidated Balance Sheets as of December 31, 1994 and 1993   F-3

        Consolidated Statements of Operations for the Years Ended
          December 31, 1994, 1993 and 1992                             F-4

        Consolidated Statements of Shareholders' Equity for the
          Years Ended December 31, 1994, 1993 and 1992                 F-5

         Consolidated Statements of Cash Flows for the Years Ended
           December 31, 1994, 1993 and 1992                            F-6

         Notes to Consolidated Financial Statements                    F-8

                              ARTHUR ANDERSEN LLP


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and
   Board of Directors of

        Wilshire Oil Company of Texas:


We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for investments in equity securities.



                                                      ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 18, 1995

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1994 AND 1993



     ASSETS                                                    1994              1993
     ------                                                -------------    -------------

CURRENT ASSETS:
  Cash and cash equivalents                                      $907,000      $1,566,000

  Accounts receivable                                             934,000       1,235,000

  Receivables from securities sales                                     0       3,409,000

  Marketable securities, at fair value (Notes 3 and 9)         29,989,000      39,490,000

  Prepaid expenses and other current assets                       450,000         380,000
                                                            -------------    -------------

          Total current assets                                 32,280,000      46,080,000
                                                            -------------    -------------

INVESTMENT IN PREFERRED STOCK OF
 THE TRUST COMPANY OF NEW JERSEY (Notes 2, 3 and 7)             6,000,000       3,000,000
                                                            -------------    -------------


PROPERTY AND EQUIPMENT (Notes 1, 3, 7, 8 and 10):
  Oil and gas properties, using the full cost method of
   accounting                                                 127,880,000      125,135,000

  Real estate properties                                       35,523,000       25,218,000

  Other property and equipment                                    391,000          350,000
                                                            -------------    -------------
                                                              163,794,000      150,703,000

  Less- Accumulated depreciation, depletion and
   amortization                                                98,876,000       95,131,000
                                                            -------------    -------------
                                                               64,918,000       55,572,000
                                                            -------------    -------------
                                                             $103,198,000     $104,652,000
                                                            =============    =============


        LIABILITIES AND SHAREHOLDERS' EQUITY                   1994            1993
        ------------------------------------                ------------     ------------

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 3)                   $2,484,000       $1,839,000

  Accounts payable                                              2,853,000        1,757,000

  Accrued liabilities                                             626,000          732,000
                                                            -------------    -------------
          Total current liabilities                             5,963,000        4,328,000
                                                            -------------    -------------

LONG-TERM DEBT, less current portion (Note 3)                  50,160,000       40,721,000

DEFERRED INCOME TAXES (Note 5)                                 18,636,000       23,681,000
                                                            -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY (Notes 1, 3 and 4):

  Common stock, $1 par value, 15,000,000 shares authorized;

  issued 10,013,544 and 10,000,182 shares in 1994 and 1993     10,014,000       10,000,000

  Capital in excess of par value                               10,399,000       12,492,000

  Unrealized gain on marketable securities of $18,487,000
   and $31,885,000 in 1994 and 1993, respectively, net of
   income taxes                                                10,168,000       17,537,000

  Accumulated earnings (deficit)                                2,822,000         (188,000)
                                                            -------------    -------------
                                                               33,403,000       39,841,000

Less-

  Treasury stock, 341,818 and 276,636 shares in 1994 and
   1993, at cost                                                2,290,000        1,872,000

  Cumulative foreign currency translation adjustment            2,674,000        2,047,000
                                                            -------------    -------------
                                                               28,439,000       35,922,000
                                                            -------------    -------------
                                                             $103,198,000     $104,652,000
                                                            =============    =============



               The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                     1994            1993            1992
                                                   ----------    ------------   ------------


REVENUES (Notes 7 and 8):

  Oil and gas                                      $7,926,000      $8,055,000    $8,803,000

  Real estate                                       7,885,000       6,526,000     2,604,000

  Non-recurring gas settlement                              0         450,000             0
                                                   ----------    ------------   ------------

          Total revenues                           15,811,000      15,031,000    11,407,000
                                                   ----------    ------------   ------------

COSTS AND EXPENSES (Notes 4, 7 and 8):

  Oil and gas production expenses                   2,846,000       2,829,000     2,700,000

  Real estate operating expenses                    4,600,000       3,673,000     1,539,000

  Depreciation, depletion and amortization          4,041,000       4,608,000     5,912,000

  General and administrative                        1,386,000       1,097,000     1,278,000
                                                   ----------    ------------   ------------

          Total costs and expenses                 12,873,000      12,207,000    11,429,000
                                                   ----------    ------------   ------------

          Income (loss) from operations             2,938,000       2,824,000       (22,000)

GAIN ON SALES OF MARKETABLE
 SECURITIES (Note 9)                                5,403,000       6,256,000     7,602,000


OTHER INCOME (Note 2)                                 435,000         413,000       410,000


INTEREST EXPENSE (Note 3)                          (3,638,000)     (2,776,000)   (2,133,000)
                                                   ----------    ------------   -------------

          Income before provision
           for income taxes                         5,138,000       6,717,000     5,857,000
                                                    ---------    ------------   -------------

PROVISION FOR INCOME TAXES (Note 5):
Federal-
  Current                                             333,000         563,000       484,000

  Deferred                                          1,076,000       1,413,000     1,228,000

Foreign-
  Current                                              72,000          55,000       114,000

  Deferred                                             80,000         113,000       508,000
                                                    ---------    ------------   -------------

                                                    1,561,000       2,144,000     2,334,000
                                                    ---------    ------------   -------------

          Net income                               $3,577,000      $4,573,000    $3,523,000
                                                   ==========    ============   =============


AVERAGE NUMBER OF SHARES OF COMMON
 STOCK OUTSTANDING                                  9,925,307      10,163,314     10,189,664
                                                   ==========    ============   =============

NET INCOME PER COMMON SHARE                           $.36            $.45           $.35
                                                   ==========    ============   =============


               The accompanying notes to consolidated financial statements are an integral part of these statements.

                  WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



                                                                                                                      Cumulative
                                                                         Unrealized Gain                               Foreign
                                      Common Stock           Capital in   on Marketable     Accumulated                Currency
                                  -----------------------    Excess of   Securities, Net      Earnings    Treasury    Translation
                                   Shares        Amount      Par Value   of Income Taxes     (Deficit)      Stock     Adjustment
                                 -----------  ------------  -----------  ----------------  --------------  --------   ------------


BALANCE, December 31, 1991         9,311,921   $9,312,000  $13,749,000           $0        ($7,802,000)  ($431,000)   ($727,000)

 Add (deduct):

  Net income                               0            0            0            0          3,523,000           0            0

  Stock distribution (Note 4)        277,889      278,000     (319,000)           0                  0           0            0

  Amortization of deferred
   compensation in connection
   with nonqualified stock option
   plans (Note 4)                          0            0      143,000            0                  0           0            0

  Exercise of stock options
   (Note 4)                          114,532      114,000     (267,000)           0                  0     368,000            0

  Issuance of shares in exchange
   for 6% Convertible Subordinated
   Debentures                         10,652       11,000       40,000            0                  0           0            0

  Purchase of treasury stock               0            0            0            0                  0    (445,000)           0

  Net translation adjustment,
   current year                            0            0            0            0                  0           0     (914,000)
                                 -----------  -----------   ----------   ---------------   -----------   ---------  -----------

BALANCE, December 31, 1992         9,714,994    9,715,000   13,346,000            0         (4,279,000)   (508,000)  (1,641,000)

 Add (deduct):

  Net income                               0            0            0            0          4,573,000           0            0

  Stock distribution (Note 4)        285,147      285,000     (316,000)           0                  0           0            0

  Amortization of deferred
   compensation in connection
   with nonqualified stock option
   plans (Note 4)                          0            0     (535,000)           0                  0           0            0

  Exercise of stock options (Note 4)       0            0       (3,000)           0                  0      45,000            0

  Issuance of shares in exchange
   for 6% Convertible Subordinated
   Debentures                             41            0            0            0                  0           0            0

  Purchase of treasury stock               0            0            0            0                  0  (1,409,000)           0

  Payment of cash dividends,
   $.05 per common share                   0            0            0            0           (482,000)          0            0

  Net translation adjustment,
   current year                            0            0            0            0                  0           0     (406,000)

  Unrealized gain on marketable
   securities, net of income taxes         0            0            0   17,537,000                  0           0            0
                                 -----------  -----------   ----------   ---------------   -----------   ---------  -----------

BALANCE, December 31, 1993        10,000,182   10,000,000   12,492,000   17,537,000           (188,000) (1,872,000)  (2,047,000)

 Add (deduct):

  Net income                               0            0            0            0          3,577,000           0            0

  Stock distribution (Note 4)              0            0   (1,958,000)           0                  0   1,929,000            0

  Amortization of deferred
   compensation in connection
   with nonqualified stock option
   plans (Note 4)                          0            0     (175,000)           0                  0           0            0


  Exercise of stock options (Note 4)       0            0       (5,000)           0                  0      50,000            0

  Issuance of shares in exchange
   for 6% Convertible Subordinated
   Debentures                         13,362       14,000       45,000            0                  0           0            0

  Purchase of treasury stock               0            0            0            0                  0  (2,397,000)           0

  Payment of cash dividends, $.06
   per common share                        0            0            0            0           (567,000)          0            0

  Net translation adjustment,
   current year                            0            0            0            0                  0           0     (627,000)

  Change in unrealized gain on
   marketable securities, net of
   income taxes                            0            0            0   (7,369,000)                 0           0            0
                                 -----------  -----------  -----------  ----------------   -----------   ---------  -----------

BALANCE, December 31, 1994        10,013,544  $10,014,000  $10,399,000  $10,168,000         $2,822,000 ($2,290,000) ($2,674,000)
                                 ===========  ===========  ===========  ================   ===========   =========  ===========


               The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


                                                       1994             1993          1992
                                                   ------------    ------------   -----------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                         $3,577,000     $4,573,000    $3,523,000

  Adjustments to reconcile net income to
   net cash provided by operating activities-

     Depreciation, depletion and amortization         4,041,000      4,608,000     5,912,000

     Deferred income tax provision                    1,156,000      1,526,000     1,736,000

     Amortization (adjustment) of deferred and
      unearned compensation in connection with
      nonqualified stock option plan, net               (49,000)      (124,000)      193,000

 Gain on sales of marketable securities              (5,403,000)    (6,256,000)   (7,602,000)

 Foreign currency transactions                          (18,000)       (18,000)       97,000

 Changes in operating assets and liabilities-

  Decrease (increase) in accounts receivable            289,000       (931,000)      177,000

  (Increase) decrease in prepaid expenses and
  other current assets                                 (231,000)        37,000      (238,000)

   Increase (decrease) in accounts payable,
    accrued and other liabilities                     1,084,000       (926,000)    1,251,000
                                                     -----------   ------------   -----------

          Net cash provided by operating activities   4,446,000      2,489,000     5,049,000
                                                     -----------   ------------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Capital expenditures, net                          (14,181,000)    (8,725,000)  (24,469,000)

 Purchases of marketable securities                  (5,204,000)    (2,170,000)   (1,149,000)

 Proceeds from sales of marketable securities         6,710,000      6,730,000     5,217,000

 Decrease in receivables from securities sales        3,409,000              0             0

 Purchase of preferred stock of The Trust
  Company of New Jersey                              (3,000,000)             0             0
                                                  -------------    -----------  -------------

          Net cash used in investing activities     (12,266,000)    (4,165,000)  (20,401,000)
                                                  -------------    -----------  ------------


                                              1994          1993        1992
                                         -------------   ----------- ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of long-term debt $22,083,000   $3,209,000  $21,097,000

  Principal payments of long-term debt     (11,997,000)  (1,127,000)  (4,892,000)

  Purchase of treasury stock                (2,397,000)  (1,409,000)    (445,000)

  Payment of cash dividends                   (567,000)    (482,000)           0

  Exercise of stock options                     45,000       42,000      217,000
                                           -----------    ----------   ---------

          Net cash provided by financing
           activities                        7,167,000      233,000   15,977,000
                                           -----------   -----------  ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH         (6,000)     (42,000)    (158,000)
                                           -----------    ----------  ----------

          Net (decrease) increase in cash
           and cash equivalents               (659,000)  (1,485,000)     467,000

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                           1,566,000    3,051,000    2,584,000
                                          ------------   ----------   ----------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                  $907,000   $1,566,000   $3,051,000
                                          ============   ==========   ==========


SUPPLEMENTAL DISCLOSURES TO THE
 STATEMENTS OF CASH FLOWS:

  Cash paid during the year for-

    Interest                               $3,594,000  $2,846,000   $2,051,000

    Income taxes paid (refunded), net         680,000   2,085,000   (1,402,000)
                                        =============  ===========  ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Significant accounting policies followed by Wilshire Oil Company of Texas (the Company) and its subsidiaries are as follows-

     PRINCIPLES OF CONSOLIDATION-

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany account balances and transactions among subsidiaries have been eliminated.

     CASH AND CASH EQUIVALENTS-

          The Company considers cash and cash equivalents to include deposits with banks having a maturity of three months or less.

     MARKETABLE SECURITIES-

          On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities," (SFAS 115). As of December 31, 1994 and 1993, the marketable securities of the Company subject to the provisions of SFAS 115 consist primarily of equity securities.
          These securities are held for indefinite periods of time and are thus carried at fair value in accordance with the standard. Differences between an investment's cost and its fair value are charged (credited) directly to shareholders' equity, net of related deferred income taxes. The cost of securities sold is determined on a specific identification basis.

          As of December 31, 1994 and 1993, the net unrealized holding gains were $18,487,000 and $31,885,000, respectively. The net unrealized holding gains are included as a credit to shareholders' equity, net of deferred income taxes of $8,319,000 and $14,348,000 for 1994 and 1993, respectively.

     PROPERTY AND EQUIPMENT-

          OIL AND GAS PROPERTIES-

          The Company follows the accounting policy, generally known in the oil industry as "full cost accounting," of capitalizing all costs, including interest costs, relating to the exploration for and development of its mineral reserves. Under the Company's method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves.

          Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 1994 and 1993.

     REAL ESTATE AND OTHER PROPERTIES-

          Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

          As of December 31, 1994 and 1993, real estate properties consist of land with an aggregate cost of $7,928,000 and $3,171,000, buildings with an aggregate cost of $26,257,000 and $21,148,000 and furniture and fixtures with an aggregate cost of $1,338,000 and $899,000, respectively.

     DEFERRED INCOME TAXES-

          Certain transactions are recorded in the accounts in a period different from that in which these transactions are reported for income tax purposes, thereby resulting in deferred income taxes. The principal transactions are those related to intangible drilling costs, exploration costs, expired leases, depreciation and nonproducing well costs.

          As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The new standard requires comprehensive tax allocation using the liability method of accounting. Under this method, deferred income taxes are provided on temporary differences based upon the expected tax rates in the year in which payment of taxes is anticipated. Subsequent changes in income tax rates would require adjustment of the deferred income tax liability to reflect the new rates. The cumulative effect of adopting this standard was not significant to the consolidated financial condition or results of operations of the Company.

     INCOME TAXES ON UNREMITTED EARNINGS-

          Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes.
          The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $15,547,000 at December 31, 1994.

     FOREIGN CURRENCY TRANSLATION-

          The assets and liabilities of the Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses have been deferred as a separate component of shareholders' equity until the sale or liquidation of the underlying foreign investment.

          NET INCOME PER COMMON SHARE-

               Net income per common share is based upon the weighted average number of shares outstanding during the year, after deduction of treasury stock, as well as the dilutive effect of stock options, if material. Per share amounts for 1993 and 1992 have been restated to reflect the 3% stock distribution declared in 1994.

          RECLASSIFICATIONS-

               Certain reclassifications have been made to the 1993 and 1992 amounts in order to conform with the 1994 presentation.

(2)  INVESTMENT IN PREFERRED STOCK OF THE TRUST COMPANY OF NEW JERSEY:

          The Company owns 60,000 shares of The Trust Company of New Jersey's (The Trust Company) 9-3/4% preferred stock, which is stated at its original cost. Annual dividends of $439,000, $293,000 and $293,000 were received on the preferred shares in 1994, 1993 and 1992, respectively. In accordance with the agreements, the preferred shares are callable in whole or in part at the option of The Trust Company and there are certain restrictions on the payment and accumulation of dividends. In addition, the Company has agreed to waive its voting rights with respect to these shares.

(3)  LONG-TERM DEBT:

          Long-term debt as of December 31 consisted of the following-


                                                     1994           1993
                                                 -----------    -----------

          Term loan payable (a)                  $ 3,900,000    $ 4,400,000

          Note payable (b)                        17,850,000      4,400,000

          Term loans payable (c)                   2,880,000     13,205,000

          Mortgage notes payable (d)              28,014,000     20,399,000

          Other                                            0        156,000
                                                 -----------    -----------

                                                  52,644,000     42,560,000

          Less- Current portion                    2,484,000      1,839,000
                                                 -----------    -----------

                                                 $50,160,000    $40,721,000
                                                 -----------    -----------
                                                 -----------    -----------

          (a) The term loan payable bears interest at the prime lending rate (8.5% at December 31, 1994). The loan agreement provides for repayment of principal in quarterly installments with the balance due in April, 1999. It also restricts the addition of new debt without the bank's approval. The loan is secured by substantially all of the domestic oil and gas producing properties as well as marketable securities with a market value of approximately $1,480,000 at December 31, 1994.

          (b) The note bears interest at the prime lending rate. The note is payable in quarterly installments and matures in September, 1999 and is secured by 30,000 shares of the preferred stock of The Trust Company and marketable securities with a market value of approximately $19,061,000 at December 31, 1994.




          (c) At December 31, 1994, the Company had a term loan payable to The Trust Company totaling $2,880,000 payable in quarterly installments and maturing in August, 1997. The term loan bears interest at the prime lending rate and is collateralized by marketable securities with a market value of approximately $2,871,000 at December 31, 1994.

          (d) At December 31, 1994, the Company had mortgage notes payable to The Trust Company totaling $28,014,000, payable in installments, bearing interest at a weighted average effective interest rate of 7.1%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties (Note 10).

     The aggregate maturities of the long-term debt in each of the five years subsequent to 1994 are-



     1995                                                  $ 2,484,000

     1996                                                    2,864,000

     1997                                                    4,669,000

     1998                                                    2,928,000

     1999                                                   13,071,000

     Thereafter                                             26,628,000
                                                           -----------

                                                           $52,644,000
                                                           -----------
                                                           -----------


(4)  STOCK OPTIONS:

          Under various stock option plans, stock options to purchase up to an aggregate of 349,641 shares of common stock at December 31, 1994 were reserved for grants to officers, key consultants and employees. The number and terms of the options granted are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

          The following table summarizes stock option activity for 1994 and 1993-



                                                                     1994                              1993
                                                        ------------------------------      -----------------------------

                                                                             Price                              Price
                                                          Shares            Low-High         Shares            Low-High
                                                        ---------          -----------      --------          -----------

Options outstanding at beginning of year                  502,932          $1.00-$6.92       620,530          $1.00-$7.13

Adjustment for stock dividend (b)                          10,895               0             14,880               0

Options exercised (b)                                      (5,983)         $2.39-$5.34        (6,654)         $1.00-$5.18

Options terminated and expired (b)                       (133,353)         $1.00-$5.34      (125,824)         $1.00-$7.13
                                                        ---------          -----------      --------          -----------

Options outstanding at end of year (a), (b)               374,491          $1.00-$6.71       502,932          $1.00-$6.92
                                                        ---------          -----------      --------          -----------
                                                        ---------          -----------      --------          -----------

Options exercisable at end of year (b)                    346,841          $1.00-$6.71       450,103          $1.00-$6.92
                                                        ---------          -----------      --------          -----------
                                                        ---------          -----------      --------          -----------





          (a) At December 31, 1994, options outstanding include 236,667 options ($1.00 to $4.44 per share) granted to certain employees or key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1) by an amount equal to the increase in market value from the date of grant. Included in these options are 212,841 options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 1994, 1993 and 1992, ($49,000), ($124,000) and $193,000, respectively, was charged (credited) to operations, and ( $113,000), ($379,000) and $560,000, respectively, was capitalized (credited) to oil and gas properties relating to such options.

          (b) Option prices in 1994 have been adjusted to reflect the 3% stock dividend declared in 1994.

(5)  INCOME TAXES:

               A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows-


                                                                                         1994           1993           1992
                                                                                     ----------     ----------     ----------

Income tax provision at statutory rate                                               $1,798,000     $2,351,000     $1,991,000

Foreign resource tax credits, net                                                      (112,000)      (170,000)      (183,000)

Dividend exclusion                                                                     (139,000)       (86,000)       (76,000)

Settlement of Canadian tax audit                                                              0              0        480,000

Other                                                                                    14,000         49,000        122,000
                                                                                     ----------     ----------     ----------

                                                                                     $1,561,000     $2,144,000     $2,334,000
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------
Effective tax rate                                                                      30.4%          31.9%          39.9%
                                                                                     ----------     ----------     ----------
                                                                                     ----------     ----------     ----------


               The deferred income tax provision in 1994, 1993 and 1992 amounted to $1,156,000, $1,526,000 and $1,736,000, respectively.
               Significant components of deferred tax assets and liabilities as of December 31, 1994 and 1993 were as follows-


                                                                                         1994           1993
                                                                                    -----------    -----------

Deferred tax assets-
  Net operating loss carryforwards                                                  $         0    $   755,000
  Other                                                                                 215,000        131,000

                                                                                    -----------    -----------
      Total deferred tax assets                                                        $215,000       $886,000
                                                                                    -----------    -----------
                                                                                    -----------    -----------
Deferred tax liabilities-
  Tax over book depreciation, depletion and amortization-
    Oil and gas properties -- U. S.                                                 $ 5,050,000    $ 5,254,000
    Oil and gas properties -- Canada                                                  5,482,000      4,965,000
  Unrealized gain on marketable securities                                            8,319,000     14,348,000
                                                                                    -----------    -----------
                                                                                     18,851,000     24,567,000
                                                                                    -----------    -----------
      Total deferred tax liabilities, net                                           $18,636,000    $23,681,000
                                                                                    -----------    -----------
                                                                                    -----------    -----------


(6)  COMMITMENTS AND CONTINGENCIES:

          Federal income tax returns of the Company and its subsidiaries for the years 1975 through 1983 are under review by the Internal Revenue Service. The Company believes that final settlement of its Federal tax liability for those years will not have a significant effect on its consolidated financial position or results of operations.

          The Company does not have significant lease commitments or post retirement benefits.

(7)  SEGMENT INFORMATION:

          Segment information by industry and geographic area is as follows-



                                                                                         1994           1993           1992
                                                                                   ------------   ------------    -----------

Identifiable assets-
  Oil and gas-United States                                                         $18,559,000    $18,722,000    $19,940,000
  Oil and gas-Canada                                                                 13,164,000     13,274,000     13,507,000
  Real estate (Note 10)                                                              34,159,000     24,989,000     20,132,000
  Corporate                                                                          37,316,000     47,667,000     14,948,000
                                                                                   ------------   ------------    -----------
                                                                                   $103,198,000   $104,652,000    $68,527,000
                                                                                   ------------   ------------    -----------
                                                                                   ------------   ------------    -----------

Gross revenues-
  Oil and gas-United States                                                          $6,148,000     $6,579,000     $6,992,000
  Oil and gas-Canada                                                                  1,778,000      1,926,000      1,811,000
  Real estate (Note 10)                                                               7,885,000      6,526,000      2,604,000
                                                                                   ------------   ------------    -----------
                                                                                    $15,811,000    $15,031,000    $11,407,000
                                                                                   ------------   ------------    -----------
                                                                                   ------------   ------------    -----------

Depreciation, depletion and amortization-
  Oil and gas-United States                                                          $2,754,000     $3,613,000     $5,200,000
  Oil and gas-Canada                                                                    396,000        323,000        460,000
  Real estate (Note 10)                                                                 870,000        653,000        233,000
  Corporate                                                                              21,000         19,000         19,000
                                                                                   ------------   ------------    -----------
                                                                                     $4,041,000     $4,608,000     $5,912,000
                                                                                   ------------   ------------    -----------
                                                                                   ------------   ------------    -----------

Capital expenditures-
  Oil and gas-United States                                                          $2,822,000     $2,760,000     $3,861,000
  Oil and gas-Canada                                                                  1,055,000        676,000        485,000
  Real estate (Note 10)                                                              11,162,000      5,150,000     20,066,000
  Corporate                                                                              18,000         20,000         31,000
                                                                                   ------------   ------------    -----------
                                                                                    $15,057,000     $8,606,000    $24,443,000
                                                                                   ------------   ------------    -----------
                                                                                   ------------   ------------    -----------

Income (loss) from operations-
  Oil and gas-United States                                                            $334,000       $330,000      $(797,000)
  Oil and gas-Canada                                                                    692,000        827,000        529,000
  Real estate (Note 10)                                                               2,415,000      2,200,000        832,000
  Corporate                                                                            (503,000)      (533,000)      (586,000)
                                                                                   ------------   ------------    -----------
                                                                                     $2,938,000     $2,824,000       $(22,000)
                                                                                   ------------   ------------    -----------
                                                                                   ------------   ------------    -----------


          All of the Company's investments in marketable securities and preferred stock are held by the United States segment and are included as corporate assets.

          During the years ended December 31, 1994, 1993 and 1992, sales to the following customers accounted for the following percentages of consolidated oil and gas revenues-


                                         1994           1993           1992
                                         ----           ----           ----

Texaco                                      0            6.7%          11.5%

Sinclair Oil                             12.9%          11.0%             0

Amoco                                    18.0%             0              0


(8)  OIL AND GAS PRODUCING ACTIVITIES:

          The following data represents the Company's oil and gas producing activity for 1994 and 1993-


                                                                   1994                1993
                                                               ------------        ------------

          Capitalized costs (all being amortized)-
            Productive and nonproductive properties            $124,820,000        $121,510,000
            Unevaluated properties                                3,647,000           3,625,000
                                                               ------------        ------------
                Total capitalized costs being amortized         128,467,000         125,135,000
                                                               ------------        ------------

          Less- Accumulated depreciation,
            depletion and amortization                           96,820,000          93,954,000
                                                               ------------        ------------
                Net capitalized costs                           $31,647,000         $31,181,000
                                                               ------------        ------------
                                                               ------------        ------------



          The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-

                                                       United States                                   Canada
                                        ----------------------------------------     ----------------------------------------
                                            1994           1993           1992           1994           1993           1992
                                        ----------     ----------     ----------     ----------     ----------     ----------

Acquisition of unproved
  properties                              $110,000       $425,000       $125,000       $147,000        $87,000       $132,000
Exploration                                654,000        287,000      1,196,000        108,000        136,000        110,000
Development                              2,058,000      2,048,000      2,540,000        800,000        453,000        243,000
                                        ----------     ----------     ----------     ----------     ----------     ----------
Total costs incurred                    $2,822,000     $2,760,000     $3,861,000     $1,055,000       $676,000       $485,000
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------

Revenues from oil and
  gas producing activities              $6,148,000     $6,579,000     $6,992,000     $1,778,000     $1,926,000     $1,811,000
Production costs                         2,410,000      2,272,000      2,119,000        436,000        557,000        581,000
Technical support
  and other                                650,000        364,000        470,000        254,000        219,000        241,000
Depreciation, depletion
  and amortization                       2,754,000      3,613,000      5,200,000        396,000        323,000        460,000
                                        ----------     ----------     ----------     ----------     ----------     ----------
Total expenses                           5,814,000      6,249,000      7,789,000      1,086,000      1,099,000      1,282,000
                                        ----------     ----------     ----------     ----------     ----------     ----------

Pretax income (loss)
  from oil and gas
  producing activities                     334,000        330,000      (797,000)        692,000        827,000        529,000

Income tax  provision
  (benefit)                                117,000        116,000      (271,000)        152,000        168,000        142,000
                                        ----------     ----------     ----------     ----------     ----------     ----------
Results of oil and gas
  producing activities                    $217,000       $214,000     ($526,000)       $540,000       $659,000       $387,000
                                        ----------     ----------     ----------     ----------     ----------     ----------
                                        ----------     ----------     ----------     ----------     ----------     ----------

(9)  GAIN ON SALES OF MARKETABLE SECURITIES:

          The Company realized gains from the sales of common shares of Jacobs Engineering Group, Inc. (Jacobs) of $5,457,000 in 1994 and $6,256,000 in 1993. As of December 31, 1994 and 1993, the Company continued to hold 1,412,960 and 1,572,760 shares of Jacobs stock at an aggregate cost of $7,587,000 and $6,051,000 and an aggregate market value of $26,140,000 and $37,550,000, respectively.

(10) PURCHASE OF REAL ESTATE PROPERTIES:

          During 1994 and 1993, the Company acquired various real estate properties from The Trust Company at an aggregate cost of $14,015,000. The purchase prices for these properties were based upon, among other things, independent MAI appraisals. Based on these appraisals, the Company has allocated the acquisition cost as follows-

               Land                                         $5,228,000
               Building                                      8,787,000
                                                           -----------
                                                           $14,015,000
                                                           -----------
                                                           -----------

                       [Letterhead - ARTHUR ANDERSEN LLP]

                                                                    EXHIBIT (24)



                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Wilshire Oil Company of Texas:


As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-40324.



                                             ARTHUR ANDERSEN LLP


Roseland, New Jersey
March 30, 1995