Form 10-K405/A
period 1994-12-31
WILSHIRE OIL CO OF TEXAS
filed 1995-05-01
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A1

                      AMENDING ITEMS 1a, 10, 11, 12 and 13
(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                       DECEMBER 31, 1994
                         ------------------------------------------------------


                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________________ to ______________________


Commission file number                  1-4673
                      ----------------------------------------------------------


                          WILSHIRE OIL COMPANY OF TEXAS
- --------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

DELAWARE                                                 84-0513668
- --------                                                 ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

921 BERGEN AVENUE
JERSEY CITY, NEW JERSEY                                   07306
- ---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:  (201) 420-2796
                                                      -------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                             ON WHICH REGISTERED
COMMON STOCK, $1 PAR VALUE                        NEW YORK STOCK EXCHANGE
- --------------------------                        ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.       Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $57,249,000 based upon the closing sale price of the stock, which was $6.125 on March 15, 1995.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 15, 1995 was 9,671,620.

ITEM 1A - EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names and ages of all executive officers of the Registrant and the position(s) and offices with the Registrant presently held by each and the periods during which each has served in such position(s) and offices. There are no "family relationships" as defined in Item 401(d) of Regulation S-K between any of these persons and any other executive officer or director of the Company.

     All executive officers have been elected or appointed to hold office until their respective successors have been elected or appointed and qualified or until their earlier resignation or removal.


                        EXECUTIVE OFFICERS OF REGISTRANT

NAME                           AGE      POSITION WITH REGISTRANT
- ----                           ---      ------------------------
Sherry Wilzig Izak (a)          36      Chairman of the Board and
                                        Chief Executive Officer

Allen C. Knight (b)             70      Senior Vice President-Canada

Steven A. Gelman (c)            38      Vice President and Controller


          a) Ms. Izak was appointed Chairman of the Board on September 20, 1990. She served as Executive Vice President of the Company from August 10, 1987 through September 20, 1990.

          b)   Mr. Knight was appointed Senior Vice President on May 2, 1985.

          c)   Mr. Gelman joined the Company on April 26, 1993.

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Company's Restated Certificate of Incorporation and By-Laws provide for an eight member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class III expires at the 1995 Annual Meeting, Class I at the next succeeding Annual Meeting and Class II at the following succeeding Annual Meeting.

     The information provided below with respect to director nominees and present directors includes (1) name, (2) class, (3) principal occupation and business experience during the past five years, (4) age and (5) the year in which he or she became a director. This information has been furnished by the directors.



                                                                                     YEAR BECAME
                                                                                    DIRECTOR OF THE
NAME                                   CLASS    PRINCIPAL OCCUPATION AND AGE (A)       COMPANY
- ----                                   -----    --------------------------------    ---------------
Dr. Ira F. Braun..................      III     Director of Neuro Interventional         1981
                                                Radiology, Miami Vascular Institute;
                                                Clinical Professor of Radiology,
                                                University of Miami; prior thereto
                                                at Medical College of Virginia.
                                                Age 45.



Milton Donnenberg.................       II     President, Milton Donnenberg Assoc.,     1981
                                                Realty Management, Carlstadt, N.J.
                                                Age 72.



Sam Halpern.......................        I     President, Atlantic Realty Corp.,        1983
                                                Builders and Developers, Woodbridge,
                                                N.J.  Age 74.



Sherry Wilzig Izak................       II     Chairman of the Board since              1987
                                                September 20, 1990; Chief Executive
                                                Officer since May 1991; Executive
                                                Vice President (1987-1990); prior thereto,
                                                Senior Vice President.  Age 36.



Eric J. Schmertz, Esq.............        I     Of Counsel to the law firm of Rivkin,    1983
                                                Radler & Kremer since July 1, 1989.
                                                Edward F. Carlough Distinguished
                                                Professor and formerly Dean, Hofstra
                                                University School of Law, Hempstead,
                                                N.Y. Age 69.



Joseph K. Schwartz................       II     President, Joseph K. Schwartz, Inc.,     1981
                                                Realty and Insurance Brokers.  Director,
                                                Ellenville Credit Union.  Age 75.



Dr. William J. Schwartz...........        I     Chief of Opthamology, Good Samaritan     1983
                                                Hospital, Suffern, N.Y.  Age 50



Ernest Wachtel....................      III     President, Ellmax Corp., Builders and    1970
                                                Realty Investors, Elizabeth, N.J.
                                                Age 70.

________________
(a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.


SECTION 16(A) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is aware that Sherry Wilzig Izak, Chairman of the Board, and Siggi
B. Wilzig, beneficial owner of more than 10% of the Company's outstanding Common Stock, did not file timely Form 5 reports for 1994. These Forms, which reported the expiration of stock options, were inadvertently filed two days late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 1992, 1993 and 1994, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the Chief Executive Officer of the Company and the only other executive officer of the Company whose salary and bonus during 1994 exceeded $100,000 (the "Named Officers"), for services rendered in all capacities during such period.

                        SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
NAME AND CURRENT                      ANNUAL COMPENSATION          COMPENSATION         ALL OTHER
- ----------------                      -------------------         ---------------       ---------
PRINCIPAL POSITION      YEAR      SALARY   BONUS      OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
- ------------------      ----     -------  -------     --------    ---------------    ---------------
Sherry Wilzig Izak      1994    $108,000  $14,000        --            --            $        180

Chairman and CEO        1993      90,000      --         --            --                     173

                        1992      90,000      --         --          15,000                14,167

Steven A. Gelman        1994      93,333    7,000        --            --                     226

Vice President
and Controller          1993      61,875      --         --            --                      --

                        1992          --      --         --           5,000(C)                 --


________________________

     (A) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles).

     (B) $180 and $226 is the dollar value of insurance premiums paid by the Company in term life insurance policies for Ms. Izak and Mr. Gelman, respectively.

     (C) Mr. Gelman was granted options in 1992 while a consultant to the Company. Mr. Gelman's compensation reflects salary since April 1993, when he commenced employment with the Company. Fees received by Mr. Gelman as a consultant prior to April 1993 are not reflected in the table.

STOCK OPTIONS

     During 1994, the Company maintained a stock option plan ("Option Plan"). No stock options were granted to the Named Officers during the year ended
December 31, 1994.

     None of the Named Officers exercised any stock options during 1994. The following table provides data regarding the number of shares covered by both exercisable and non- exercisable stock options held by the Named Officers at December 31, 1994. Also reported are the values for "in-the- money" options, which represent the positive spread between the exercise price of an existing option and $6.75, the closing sale price of the Company's Common Stock on the New York Stock Exchange on December 30, 1994.


                          FISCAL YEAR-END OPTION VALUES
                                                          Value of Unexercised
                           Number of Unexercised        In-the-Money Options at
                            Options at 12/31/94                12/31/94
NAME                     Exercisable/ Unexercisable    Exercisable/Unexercisable
- ------------             --------------------------    -------------------------
Sherry Wilzig Izak              73,734/                      $204,055/
                                11,830                         14,880

Steven A. Gelman                 3,182/                         3,341/
                                 2,122                          2,218



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a formal Compensation Committee. However, the entire Board of Directors performs the functions of such a Committee by establishing compensation policies. Sherry Wilzig Izak, the Company's Chief Executive Officer, is a member of the Board of Directors. She has abstained from all votes pertaining to her own compensation.

DIRECTOR COMPENSATION

     Each director, other than Sherry Wilzig Izak, receives an annual fee of $10,000. Members of the Executive Committee, other than Sherry Wilzig Izak, also receive a fee of $4,000 and members of the Audit Committee and Stock Option Committee also receive an annual fee of $2,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of March 31, 1995:



     Name and Address               Amount and Nature of
   of Beneficial Owner              Beneficial Ownership       Percent of Class
- ---------------------------------   ----------------------    ------------------

Siggi B. Wilzig                        1,196,400(1)                 12.08%
  921 Bergen Avenue
  Jersey City, New Jersey  07306



Dimensional Fund Advisors, Inc.          612,024(2)                  6.33%
   1299 Ocean Avenue, Suite 650
   Santa Monica, CA  90401
____________________

(1) Includes 230,324 shares of Common Stock that could be obtained by Mr. Wilzig on the exercise of stock options exercisable within 60 days of March 31, 1995. Mr. Wilzig, former Chairman and President of the Company, serves as the Senior Consultant to the Company at a remuneration of $90,000 per year. His duties include financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 1994, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 612,024 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     The following table presents information with respect to the shares of the Company's Common Stock beneficially owned as of March 31, 1995 by (i) each of the Company's directors and (ii) each Named Officer who is not a director:



                            Common Stock    Beneficially Owned
     Name                     Shares       Percentage of Class(a)(b)
     --------------------   ------------   --------------------------
     Dr. Ira F. Braun         11,867                 0.12%

     Milton Donnenberg        11,806                 0.12

     Sam Halpern              42,649                 0.44

     Eric J. Schmertz, Esq.   12,542                 0.13

     Joseph K. Schwartz       15,598                 0.16

     Dr. William J. Schwartz 138,506((c))            1.43

     Ernest Wachtel           85,623                 0.89

     Sherry Wilzig Izak       80,052((d))            0.82

     Steven Gelman             3,182((e))            0.03

____________________________
(a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.
(b) The shares of the Company's Common Stock are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.
(c) Includes 26,032 shares of stock owned by a profit sharing plan, 27,052 shares owned by Dr. Schwartz' wife and 2,866 shares owned by or on behalf of Dr. Schwartz' children.
(d) Includes 73,734 shares of stock that could be obtained by Sherry Wilzig Izak on the exercise of options exercisable within 60 days of March 31, 1995.
(e) Represents 3,182 shares of stock that could be obtained by Steven A. Gelman on the exercise of options exercisable within 60 days of March 31, 1995.


          At March 31, 1995, all directors and executive officers as a group (ten persons) beneficially owned equity securities as follows including an aggregate of 84,164 shares that could be obtained on the exercise of options exercisable within 60 days of March 31, 1995:



     Title of Class        Amount Beneficially Owned       Percent of Class
     ------------------    -------------------------       ----------------
     Common Stock                409,073                       4.19%
      ($1.00 par value)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1994, the Company acquired real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate cost of $10.2 million. The purchase prices for these properties were based upon, among other things, independent MAI appraisals. The Company financed $8.7 million of the aggregate purchase price of these properties with mortgage loans from TCNJ at a weighted average effective interest rate of approximately 7.0% per annum. At March 31, 1995, the Company had mortgage loans payable to TCNJ in the aggregate principal amount of $28.0 million at a weighted average effective interest rate of approximately 7.1% per annum. At March 31, 1995, the Company also had term loans payable to TCNJ in the aggregate principal amount of $2.8 million, secured by marketable securities; such loans bear interest at the prime lending rate. During 1994, the Company purchased an additional $3 million of TCNJ preferred stock. Siggi B. Wilzig, whose shareholdings of the Company are described under
Item 12 herein, is an officer, director and significant shareholder of TCNJ.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  WILSHIRE OIL COMPANY OF TEXAS
                                  -----------------------------
                                         (Registrant)

                    DIRECTORS:

                                   By:/s/ Sherry Wilzig Izak
                                      ---------------------------------
                                       Sherry Wilzig Izak, Director


                                   By:/s/ William Schwartz, M.D.
                                      ---------------------------------
                                       William Schwartz, M.D., Director


                                   By:/s/ Joseph K. Schwartz
                                      ---------------------------------
                                       Joseph K. Schwartz, Director


                                   By:/s/ Milton Donnenberg
                                      ---------------------------------
                                       Milton Donnenberg, Director


                                   By:/s/ Ernest Wachtel
                                      ---------------------------------
                                       Ernest Wachtel, Director

                    OFFICERS:

                                   By:/s/ Sherry Wilzig Izak
                                      ---------------------------------
                                       Sherry Wilzig Izak
                                   Chairman of the Board and Chief
                                     Executive Officer
                                   (Duly Authorized Officer and
                                     Chief Financial Officer)

Date:   April 28, 1995