Form 10-Q
period 1995-03-31
WILSHIRE OIL CO OF TEXAS
filed 1995-05-15
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   March 31, 1995    Commission file number 1-467
                  -------------------



                          WILSHIRE OIL COMPANY OF TEXAS
- - - - --------------------------------------------------------------------------------
             (Exact name of registrants as specified in its charter)


Delaware                                                    84-0513668
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                               Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                 07306-4204
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


 Registrant's telephone number  -  including area code       (201)  420-2796
- - - - --------------------------------------------------------------------------------

                                    NO CHANGE
- - - - --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last reports.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes x    No
                                    ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value -----9,671,620

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX






                                                       PAGE NO.
                                                       --------

Part I    Financial Information


          Financial Information:                                 1
          Consolidated Balance Sheets -
          March 31, 1995 and December 31, 1994


          Consolidated Statements of Income -                    2
          Three months ended March 31, 1995 and 1994


          Consolidated Statements of Cash Flows -                3
          Three months ended March 31, 1995 and 1994


          Notes to Consolidated Financial Statements             4


          Management's Discussion and Analysis                   5,6 & 7
          of Financial Condition and Results of Operations



Part II   Other Information                                      8

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)



                                                   March 31,    December 31,
                                                      1995           1994
                                                   ---------    -----------

    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $     448      $     907
  Accounts receivable                                  1,885            934
  Marketable securities, stated at market
    value in 1995 and 1994                            29,956         29,989
  Prepaid expenses and other current assets              602            450
                                                   ---------      ---------

    Total current assets                              32,891         32,280
                                                   ---------      ---------

INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY                      6,000          6,000
                                                   ---------      ---------

PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
    full cost method of accounting                   128,230        127,880
  Real estate properties                              35,643         35,523
  Other property and equipment                           377            391
                                                   ---------      ---------
                                                     164,250        163,794
  Less - Accumulated depreciation,
    depletion and amortization                        99,770         98,876
                                                   ---------      ---------
                                                      64,480         64,918
                                                   ---------      ---------
                                                   $ 103,371      $ 103,198
                                                   ---------      ---------
                                                   ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                $   2,525      $   2,484
  Accounts payable                                     2,834          2,853
  Income taxes payable                                   336              -
  Accrued liabilities                                    564            626
                                                   ---------      ---------

    Total current liabilities                          6,259          5,963
                                                   ---------      ---------

LONG - TERM DEBT, less current portion                49,561         50,160
                                                   ---------      ---------

DEFERRED INCOME TAXES                                 18,315         18,636
                                                   ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 2)

SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
     issued 10,013,544 and 10,013,544
     shares in 1995 and 1994                          10,014         10,014
  Capital in excess of par value                      10,102         10,399
  Unrealized gain on marketable
    securities ($17,673 in 1995 and $18,487
    in 1994), net of deferred income taxes             9,720         10,168
  Retained earnings                                    4,163          2,822
                                                   ---------      ---------
                                                      33,999         33,403
    Less -
      Treasury stock, 341,924 and 341,818
        shares in 1995 and 1994, at cost               2,291          2,290
      Cumulative foreign currency
        translation adjustment                         2,472          2,674
                                                   ---------      ---------
                                                      29,236         28,439
                                                   ---------      ---------
                                                   $ 103,371       $103,198
                                                   ---------      ---------
                                                   ---------      ---------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                    (Unaudited)


                                             FOR THE THREE MONTHS ENDED
                                             --------------------------
                                              March 31,       March 31,
                                                  1995            1994
                                              ---------       --------
REVENUES
Oil & Gas                                    $    1,635     $    1,842
Real Estate                                       2,084          1,771
                                             ----------     ----------
    Total Revenues                                3,719          3,613

COSTS AND EXPENSES

Oil and Gas Production Expenses                     686            730
Real Estate Operating Expenses                    1,216            972
Depreciation, depletion and amortization            947          1,061
General and Administrative                          256            399
                                             ----------     ----------
        Total Costs and Expenses                  3,105          3,162
                                             ----------     ----------
        Income from Operations                      614            451

INTEREST INCOME                                       1              1

OTHER INCOME                                        159             83

GAIN ON SALES OF MARKETABLE
  SECURITIES (Note 1)                             2,202          2,102

INTEREST EXPENSE                                ( 1,060)          (692)
                                             ----------     ----------

  Income before provision
    for income taxes                              1,916          1,945
                                             ----------     ----------

PROVISION FOR INCOME TAXES
Federal
    Current                                         525            280
    Deferred                                          0            325
Foreign
    Current                                         (13)            74
    Deferred                                         74            (40)
                                             ----------     ----------
                                                    586            639
                                             ----------     ----------
      Net income                             $    1,330     $    1,306
                                             ----------     ----------

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING:                   9,671,663     10,003,417
                                             ----------     ----------

INCOME PER COMMON SHARE                      $      .14     $      .13
                                             ----------     ----------


                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (000's Omitted)
                                  (Unaudited)


                                                                       For The Three Months Ended
                                                                       --------------------------
                                                                       March 31,            March 31,
                                                                           1995                 1994
                                                                     -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                        $     1,330         $     1,306
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Depreciation, depletion and amortization                                  947               1,061
   Deferred income tax provision                                              74                 285
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net                             (297)                (92)
   Gain on sales of marketable securities                                 (2,202)             (2,102)
   Foreign currency transactions                                               -                   -
   Changes in operating assets and liabilities -
      (Increase) decrease in receivables                                    (270)              1,390
      (Increase) in prepaid expenses and other
      current assets                                                         588                (270)
      Increase (decrease) in income taxes payable                            (28)                354
      Increase (decrease) in accounts payable,
      accrued and other liabilities                                         (443)               (175)
                                                                     -----------         -----------
   Net cash provided by (used in)
      operating activities                                            $     (301)        $     1,757
                                                                     -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures, net                                                (446)            (10,530)
   Purchase of marketable securities                                      (1,392)             (2,103)
   Proceeds from sales of marketable securities                            2,074               2,226
                                                                     -----------         -----------
   Net cash provided by (used in)
      investing activities                                           $       236         $   (10,407)
                                                                     -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt                                    -              19,704
   Principal payment of long term debt                                      (558)            (10,160)
   Purchase of treasury stock                                                 (1)               (105)
   Exercise of stock options                                                   -                   -
   Other                                                                     116                  13
                                                                     -----------         -----------

   Net cash provided by (used in)
      financing activities                                           $      (443)        $     9,452
                                                                     -----------         -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                       49                  35
                                                                     -----------         -----------
Net increase (decrease) in cash and
      cash equivalents                                                      (459)                837

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                                       907               1,566
                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                     $       448         $     2,403
                                                                     -----------         -----------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for -
   Interest, net of amounts capitalized                              $     1,022         $       783
   Income taxes, net                                                          43                 146
                                                                     -----------         -----------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1995 (Unaudited)


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


2.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $2,202,000 for the three months ended March 31, 1995 and $2,102,000 for the three months March 31, 1994.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the quarter ended March 31 increased from $1,306,000 in 1994 to $1,330,000 in 1995.

     Oil and gas revenues were $1,635,000 in the first quarter of 1995 as compared with $1,842,000 in 1994. This decrease was due to production declines from quarter to quarter. Real estate revenues increased from $1,771,000 in 1994 to $2,084,000 in 1995. This increase was principally attributable to the operations of investment real estate properties acquired in 1994 as well as generally higher rents and occupancy.

     Oil and gas production expense decreased in the first quarter of 1995 by approximately 6%.

     Real estate operating expenses increased in the first quarter of 1995 over 1994 principally due to the newly acquired properties in 1994.

     Depreciation, depletion, and amortization expense decreased in the first quarter of 1995 compared with 1994 principally as a result of the increase in the estimated value of the Company's oil and gas reserves.

     Gain on sales of marketable securities was $2,202,000 in 1995 as compared with $2,102,000 in 1994.

     Interest expense increased from $692,000 in the first quarter of 1994 to $1,060,000 in 1995 due to the addition of $8,704,000 of new financing related to the acquisition of real estate properties in 1994 as well as substantially higher interest rates in general in 1995.

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     On December 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of March 31, 1995, the net unrealized gain on marketable securities was $17,673,000. This amount, net of related deferred income taxes of $7,953,000, is included as a credit to shareholders' equity in the Company's March 31, 1995 consolidated balance sheet.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1995 the Company had approximately $12.3 million in marketable securities at cost, with a market value of approximately $30 million. The current ratio at March 31, 1995 was 5.2 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $27 million at March 31, 1995.

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

     Net cash provided by (used in) operating activities was ($301,000) in 1995 and $1,757,000 in 1994. The decrease in 1995 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $236,000 in 1995 and ($10,407,000) in 1994. The variation principally relates to purchases of real estate properties during the first quarter of 1994.

     Net cash provided by (used in) financing activities was ($443,000) in 1995 and $9,452,000 in 1994. The variation principally relates to the issuance of long-term debt in connection with purchases of real estate properties during the first quarter of 1994.

     During the first quarter of 1994 the Company renegotiated all of its secured bank loans (other than mortgage notes). Among other things, more favorable principal amortization was obtained and the maturity dates of these loans were extended.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

               PART II -  OTHER INFORMATION


ITEM 1, 2, 3, 4, 5   - NOT APPLICABLE

ITEM 6 -               EXHIBITS AND REPORTS ON FORM 8-K

     No Form 8-K was filed in the first quarter of 1995.

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              WILSHIRE OIL COMPANY OF TEXAS
                           -----------------------------------------------------
                              (Registrant)








Date:  May 13, 1995           /s/ Sherry Wilzig Izak

      -----------------   ------------------------------------------------------
                         By:  Sherry Wilzig Izak
                              Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Chief Financial Officer)