Form 10-Q
period 1995-06-30
WILSHIRE OIL CO OF TEXAS
filed 1995-08-14
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended         June 30, 1995           Commission file number 1-467
                  --------------------------------




                          WILSHIRE OIL COMPANY OF TEXAS
--------------------------------------------------------------------------------
             (Exact name of registrants as specified in its charter)


Delaware                                                         84-0513668
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                              Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                        07306-4204
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


  Registrant's telephone number  -  including area code          (201)  420-2796
--------------------------------------------------------------------------------

                                    NO CHANGE
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last reports.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes x    No
                                               ----     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value -----9,605,505

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX




                                                       Page No.
                                                       --------

Part I    Financial Information


          Financial Information:                            1
          Consolidated Balance Sheets -
          June 30, 1995 and December 31, 1994


          Consolidated Statements of Operations -           2
          Six months ended June 30, 1995 and 1994


          Consolidated Statements of Operations -           3
          Three months ended June 30, 1995 and 1994


          Consolidated Statements of Cash Flows -           4
          Six months ended June 30, 1995 and 1994


          Notes to Consolidated Financial Statements        5


          Management's Discussion and Analysis              6,7 & 8
          of Financial Condition and Results of  Operations



Part II   Other Information                                 9

               WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


       ASSETS                                          June 30,          December 31,
                                                        1995                 1994
                                                       -------             --------
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,033           $    907
  Accounts receivable                                    1,149                934
  Marketable securities, stated at market
   value in 1995 and 1994                               30,009             29,989
  Prepaid expenses and other current assets                611                450
                                                      --------           --------
       Total current assets                             32,802             32,280
                                                      --------           --------

INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY                        6,000              6,000
                                                      --------           --------

PROPERTY AND EQUIPMENT
 Oil and gas properties, using the
      full cost method of accounting                   129,099            127,880
 Real estate properties                                 35,940             35,523
 Other property and equipment                              395                391
                                                      --------           --------
                                                       165,434            163,794
Less - Accumulated depreciation,
       depletion and amortization                      101,112             98,876
                                                      --------           --------
                                                        64,322             64,918
                                                      --------           --------
                                                      $103,124           $103,198
                                                      --------           --------
                                                      --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                  $  2,600           $  2,484
   Accounts payable                                      2,847              2,853
   Accrued liabilities                                     428                626
                                                      --------           --------

       Total current liabilities                         5,875              5,963
                                                      --------           --------

LONG - TERM DEBT, less current portion                  48,885             50,160
                                                      --------           --------

DEFERRED INCOME TAXES                                   18,957             18,636
                                                      --------           --------
                                                      --------           --------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
   15,000,000 shares authorized;
   issued 10,013,544 and 10,013,544
   shares in 1995 and 1994                              10,014             10,014
  Capital in excess of par value                        10,102             10,399
  Unrealized gain on marketable securities
   ($17,471 in 1995 and $18,487 in 1994),
   net of deferred income taxes                          9,633             10,168
  Retained earnings                                      4,792              2,822
                                                      --------           --------
                                                        34,541             33,403

       Less -
         Treasury stock, 408,039 and 341,818
           shares in 1995 and 1994, at cost              2,714              2,290
         Cumulative foreign currency
           translation adjustment                        2,420              2,674
                                                      --------           --------
                                                        29,407             28,439
                                                      --------           --------
                                                      $103,124           $103,198
                                                      --------           --------
                                                      --------           --------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                       FOR THE SIX  MONTHS ENDED
                                                       -------------------------
                                                       June 30,            June 30,
                                                        1995                 1994
                                                       -------             --------
REVENUES
Oil & Gas                                            $   3,013          $   4,021
Real Estate                                              4,239              3,785
                                                         -----          ---------
      Total Revenues                                     7,252              7,806



COSTS AND EXPENSES
Oil and Gas Production Expenses                          1,362              1,331
Real Estate Operating Expenses                           2,372              2,074
Depreciation, depletion and amortization                 2,077              2,413
General and Administrative                                 689                712
                                                       -------            -------
            Total Costs and Expenses                     6,500              6,530
                                                      --------            -------
            Income from Operations                         752              1,276


OTHER INCOME                                               328                181

GAIN ON SALES OF MARKETABLE
 SECURITIES (Note 2)                                     4,900              3,811

INTEREST EXPENSE                                       ( 2,111)            (1,546)
                                                       -------            -------
  Income before provision
    for income taxes                                     3,869              3,722
                                                      --------           --------
PROVISION FOR INCOME TAXES
Federal
      Current                                              519                672
      Deferred                                             638                401
Foreign
      Current                                               20                 46
      Deferred                                              58                 34
                                                    ----------            -------
                                                         1,235              1,153
                                                     ---------          ---------
            Net income                               $   2,634          $   2,569
                                                     ---------          ---------
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING:                          9,651,016          9,991,514
                                                     ---------          ---------
INCOME PER COMMON SHARE                              $     .27          $     .26
                                                     ---------          ---------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                        FOR THE THREE MONTHS ENDED
                                                        --------------------------
                                                       June 30,            June 30,
                                                        1995                 1994
                                                       -------             --------
REVENUES
Oil & Gas                                            $   1,378          $     2,179
Real Estate                                              2,155                2,014
                                                     ---------          -----------
      Total Revenues                                     3,533                4,193



COSTS AND EXPENSES
Oil and Gas Production Expenses                            676                601
Real Estate Operating Expenses                           1,156              1,102
Depreciation, depletion and amortization                 1,130              1,352
General and Administrative                                 433                313
                                                     ---------          ---------
            Total Costs and Expenses                     3,395              3,368
                                                     ---------          ---------
            Income from Operations                         138                825


OTHER INCOME                                               168                 97

GAIN ON SALES OF MARKETABLE
 SECURITIES (Note 2)                                     2,698              1,709

INTEREST EXPENSE                                        (1.051)              (854)
                                                        -------         ---------
  Income before provision
    for income taxes                                     1,953              1,777
                                                     ---------          ---------
PROVISION FOR INCOME TAXES
Federal
      Current                                             ( 6 )               392
      Deferred                                             638                 76

Foreign
      Current                                               33               ( 28)
      Deferred                                           (  16)                74
                                                     ---------          ---------
                                                           649                514
                                                     ---------          ---------
            Net income                                   1,304          $   1,263
                                                     ---------          ---------
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING:                          9,637,942          9,979,740
                                                     ---------          ---------
INCOME PER COMMON SHARE                             $      .14          $     .13
                                                    ----------          ---------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)


                                                        For The Six Months Ended
                                                        --------------------------
                                                       June 30,            June 30,
                                                        1995                 1994
                                                       -------             --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                            $ 2,634           $  2,569
 Adjustments to reconcile net income to net
   cash provided by operating activities -
 Depreciation, depletion and amortization                2,077              2,413
 Deferred income tax provision                             696                435
 Amortization (adjustment) of deferred and
  unearned compensation in connection
  with non-qualified stock option plan, net               (296)                92
 Gain on sales of marketable securities                 (4,900)            (3,811)
 Foreign currency transactions                              -                  -
 Changes in operating assets and liabilities -
 (Increase) decrease in receivables                     ( 215 )              (759)
 (Increase) in prepaid expenses and other
    current assets                                        (161)               (32)
  Increase (decrease) in income taxes payable             (364)               717
 Increase (decrease) in accounts payable,
   accrued and other liabilities                           525               (283)
                                                       -------            -------
 Net cash provided by (used in)
   operating activities                                $  ( 4 )          $  1,341
                                                       -------            -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures, net                             ( 1,415)           (12,235)
 Purchase of marketable securities                     ( 1,918)          (  2,584)
 Purchase of Preferred Stock                                -            (  3,000)
 Proceeds from sales of marketable securities            5,044              4,414
                                                       -------            -------
Net cash provided by (used in)
 investing activities                                  $ 1,711           ($13,405)
                                                       -------            -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long term debt                   -              22,804
 Principal payment of long term debt                (    1,159)           (10,620)
 Purchase of treasury stock                         (      425)           (   538)
 Exercise of stock options                                 -                    -
 Other                                                     -                    -
                                                       -------            -------
 Net cash provided by (used in)
  financing activities                                ($ 1,584)          $ 11,646
                                                       -------            -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      3                 35
                                                       -------            -------
 Net increase (decrease) in cash and
   cash equivalents                                        126               (383)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                       907              1,566
                                                       -------            -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                        $  1,033           $  1,183
                                                       -------            -------
SUPPLEMENTAL DISCLOSURES TO THE
 STATEMENTS OF CASH FLOWS:

 Cash paid during the period for -
 Interest, net of amounts capitalized                 $  1,982           $  1,437
 Income taxes, net                                         221                364
                                                       -------            -------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1995 (Unaudited)



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


2.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $4,900,000 and $3,811,000 for the six months ended June 30, 1995 and 1994, respectively, and $2,698,000 and $1,709,000 for the three months ended June 30, 1995 and 1994, respectively .

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the six months ended June 30 increased from $2,569,000 in
1994 to $2,634,000 in 1995.   Net income for the quarter ended June 30 increased
from $1,263,000 in 1994 to $1,304,000 in 1995.

     Oil and gas revenues were $3,013,000 in the first half of 1995 as compared with $4,021,000 in 1994. This decrease was due to production declines from period to period. Real estate revenues increased from $3,785,000 in the first half of 1994 to $4,239,000 in 1995. This increase was principally attributable to the operations of investment real estate properties acquired in 1994 as well as generally higher rents and occupancy.

     Oil and gas production expense was comparable from period to period. Oil and gas production expense was $1,331,000 in the first half of 1994 and $1,362,000 in 1995.

     Real estate operating expenses increased in the first half of 1995 over 1994 principally due to the newly acquired properties in 1994.

     Depreciation, depletion, and amortization expense decreased in the first half of 1995 compared with 1994 principally as a result of the increase in the estimated value of the Company's oil and gas reserves.

     Gain on sales of marketable securities was $4,900,000 in 1995 as compared with $3,811,000 in 1994..

     Interest expense increased from $1,546,000 in the first half of 1994 to $2,111,000 in 1995 due to the addition of $8,704,000 of new financing related to the acquisition of real estate properties in 1994 as well as higher interest rates in general in 1995.

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     On December 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of June 30, 1995, the gross unrealized gain on marketable securities was $17.5 million. This amount, net of related deferred income taxes of $7.9 million, is included as a credit to shareholders' equity in the Company's June 30, 1995 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995 the Company had approximately $12.5 million in marketable securities at cost, with a market value of approximately $30 million. The current ratio at June 30, 1995 was 5.6 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $27 million at June 30, 1995.

     The Company anticipates that cash provided by operating activities and investing activities, will be sufficient to meet its capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties presently held by the Company. The level of oil and gas capital expenditures will vary in future periods depending on market conditions, including the price of oil and the demand for natural gas, and other related factors. As the Company has no material long-term commitments with respect to its oil and gas capital expenditure plans, the Company has a significant degree of flexibility to adjust the level of its expenditures as circumstances warrant.

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

     Net cash  provided by (used in)  operating activities was $(4,000) and
$1,341,000 in the first six months of 1995 and 1994, respectively.   The changes
principally relate to changes in operating assets and liablilities.

     Net cash provided by (used in) investing activities was $1,711,000 and $(13,405,000) in the first six months of 1995 and 1994, respectively. The Company acquired $10.2 million of real estate properties during the first half of 1994. Additionally, the Company acquired $3 million of preferred stock during the first half of 1994.

     Net cash provided by (used in) financing activities was $(1,584,000) and $11,646,000 in the first half of 1995 and 1994, respectively. The variation principally relates to the issuance of long-term debt in connection with purchases of real estate properties during 1994.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

               PART II -  OTHER INFORMATION


ITEM 1, 2, 3, 4, 5   - NOT APPLICABLE

ITEM 6 -               EXHIBITS AND REPORTS ON FORM 8-K

     No Form 8-K was filed during the quarter ended June 30, 1995.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              WILSHIRE OIL COMPANY OF TEXAS
                              ----------------------------------
                              (Registrant)



Date:  AUGUST 12, 1995        /s/Sherry Wilzig Izak
       ---------------        -----------------------------------
                              By:  Sherry Wilzig Izak
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Duly Authorized Officer and Chief
                                   Financial Officer)

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                              WILSHIRE OIL COMPANY OF TEXAS
                              ----------------------------------
                              (Registrant)



Date:  AUGUST 12, 1995
       ---------------        -----------------------------------
                              By:  Sherry Wilzig Izak
                                   Chairman of the Board and Chief
                                   Executive Officer
                                   (Duly Authorized Officer and Chief
                                   Financial Officer)