Form 10-Q
period 1995-09-30
WILSHIRE OIL CO OF TEXAS
filed 1995-11-16
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended       SEPTEMBER 30, 1995       Commission file number 1-467
                  -------------------------------




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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes x    No
                                                               --       --
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value -----9,588,354

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX






                                                            Page No.
                                                            --------

Part I         Financial Information


               Financial Information:                            1
               Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994


               Consolidated Statements of Operations -           2
               Nine months ended September 30, 1995 and 1994


               Consolidated Statements of Operations -           3
               Three months ended September 30, 1995 and 1994


               Consolidated Statements of Cash Flows -           4
               Nine months ended September 30, 1995 and 1994


               Notes to Consolidated Financial Statements        5


               Management's Discussion and Analysis              6,7 & 8
               of Financial Condition and Results
               of Operations



Part II   Other Information                                      9

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                      September 30,   December 31,
ASSETS                                                    1995            1994
                                                      ------------    ------------
CURRENT ASSETS:
 Cash and cash equivalents                               $  1,199       $    907
 Accounts receivable                                          921            934
 Marketable securities,  at market value                   33,602         29,989
 Prepaid expenses and other current assets                    620            450
                                                         --------        -------

      Total current assets                                 36,342         32,280
                                                         --------        -------

INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY                           6,000          6,000
                                                         --------        -------


PROPERTY AND EQUIPMENT
 Oil and gas properties, using the
      full cost method of accounting                      130,112        127,880
 Real estate properties                                    36,212         35,523
 Other property and equipment                                 395            391
                                                         --------        -------
                                                          166,719        163,794

Less - Accumulated depreciation,
       depletion and amortization                         102,568         98,876
                                                         --------        -------
                                                           64,151         64,918
                                                         --------        -------
                                                         $106,493       $103,198
                                                         --------        -------
                                                         --------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt                       $  2,700       $  2,484
 Accounts payable                                           3,058          2,853
 Accrued liabilities                                          545            626
                                                         --------        -------

     Total current liabilities                              6,303          5,963
                                                         --------        -------

LONG - TERM DEBT, less current portion                     48,152         50,160
                                                         --------        -------

DEFERRED INCOME TAXES                                      20,441         18,636
                                                         --------        -------

COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
 Common stock, $1 par value,
  15,000,000 shares authorized;
  issued 10,013,544
  shares in 1995 and 1994                                  10,014         10,014
 Capital in excess of par value                            10,217         10,399
 Unrealized gain on marketable securities
  ($20,655 in 1995 and $18,487 in 1994),
  net of deferred income taxes                             11,360         10,168
 Retained earnings                                          5,010          2,822
                                                         --------        -------
                                                           36,601         33,403
      Less -
        Treasury stock, 425,190 and 341,818
          shares in 1995 and 1994, at cost                  2,812          2,290

        Cumulative foreign currency
         translation adjustment                             2,192          2,674
                                                         --------        -------
                                                           31,597         28,439
                                                         --------        -------
                                                         $106,493       $103,198
                                                         --------        -------
                                                         --------        -------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                           FOR THE NINE  MONTHS ENDED
                                           --------------------------

                                           September 30,   September 30,
                                              1995             1994
                                             ------          ------
REVENUES
Oil & Gas                                $   4,428           $   6,222
Real Estate                                  6,403               5,814
                                             -----           ---------
      Total Revenues                        10,831              12,036


COSTS AND EXPENSES
Oil and Gas Production Expenses              2,047               1,977
Real Estate Operating Expenses               3,593               3,267
Depreciation, depletion and amortization     3,402               3,795
General and Administrative                   1,015               1,066
                                           -------            --------
            Total Costs and Expenses        10,057              10,105
                                          --------            --------
            Income from Operations            774                1,931


OTHER INCOME                                   528                392

GAIN ON SALES OF MARKETABLE
 SECURITIES (Note 2)                         5,946               5,457

INTEREST EXPENSE                            (3,123)             (2,469)
                                            -------            --------

 Income before provision
   for income taxes                          4,125               5,311

PROVISION FOR INCOME TAXES                   1,274               1,791

                                         ---------           ---------
          Net income                      $  2,851           $   3,520
                                          --------           ---------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:            9,630,632           9,959,924
                                         ---------           ---------

INCOME PER COMMON SHARE                  $     .30           $     .35
                                         ---------           ---------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                           FOR THE THREE MONTHS ENDED
                                           --------------------------
                                          September 30,    September 30,
                                            1995              1994
                                          -------------    ------------
REVENUES
Oil & Gas                                $   1,415          $    2,201
Real Estate                                  2,164               2,029
                                         ---------          ----------
      Total Revenues                         3,579               4,230



COSTS AND EXPENSES
Oil and Gas Production Expenses                685                 646
Real Estate Operating Expenses               1,221               1,193
Depreciation, depletion and amortization     1,325               1,382
General and Administrative                     326                 354
                                           -------             -------
            Total Costs and Expenses         3,557               3,575
                                          --------             -------
            Income from Operations              22                 655


OTHER INCOME                                   200                 211

GAIN ON SALES OF MARKETABLE
 SECURITIES (Note 2)                         1,046               1,646

INTEREST EXPENSE                            (1,012)               (923)
                                            -------            --------

 Income before provision
   for income taxes                            256               1,589

PROVISION FOR INCOME TAXES                      39                 638
                                            ------          ----------
Net income                                     217          $      951
                                            ------          ----------

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING:              9,590,530           9,911,376
                                         ---------          ----------
INCOME PER COMMON SHARE                 $      .02          $      .10
                                        ----------          ----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)

                                                    For The Nine Months Ended
                                                  ----------------------------
                                                  September 30,   September 30,
                                                     1995              1994
                                                  ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                          $ 2,851        $ 3,520
 Adjustments to reconcile net income to net
   cash provided by operating activities -
 Depreciation, depletion and amortization              3,402          3,795
 Deferred income tax provision                           874          1,143
 Amortization (adjustment) of deferred and
  unearned compensation in connection
  with non-qualified stock option plan, net             (182)           (55)
 Gain on sales of marketable securities               (5,946)        (5,457)
 Foreign currency transactions                             -              -
 Changes in operating assets and liabilities -
 (Increase) decrease in receivables                    1,026          1,933
 (Increase) in prepaid expenses and other
   current assets                                        570            156
 Increase (decrease) in accounts payable,
   accrued and other liabilities                        (288)         1,360
                                                     --------       -------
 Net cash provided by (used in)
   operating activities                              $ 2,307        $ 6,395
                                                     -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures, net                            (2,462)       (12,698)
 Purchase of marketable securities                    (2,473)        (3,809)
 Purchase of Preferred Stock                               -         (3,000)
 Proceeds from sales of marketable securities          5,915          5,318
                                                     -------        -------

 Net cash provided by (used in)
   investing activities                              $   980       ($14,189)
                                                     -------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of long term debt                  -         22,804
 Principal payment of long term debt               (   1,792)       (13,011)
 Purchase of treasury stock                        (     522)       ( 1,137)
 Cash Dividends                                    (     674)       (   580)
 Other                                             (      14)          (170)
                                                     --------       --------

 Net cash provided by (used in)
  financing activities                              ($ 3,002)       $ 7,906
                                                    ---------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    7            (19)
                                                     -------        --------
 Net increase (decrease) in cash and
  cash equivalents                                       292             93

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                                     907          1,566
                                                     -------        -------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                       $ 1,199        $ 1,659
                                                     -------        -------

SUPPLEMENTAL DISCLOSURES TO THE
 STATEMENTS OF CASH FLOWS:

 Cash paid during the period for -
 Interest, net of amounts capitalized                $ 2,921        $ 2,296
 Income taxes, net                                       453            517
                                                      ------        -------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1995 (Unaudited)



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


2.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $5,946,000 and $5,457,000 for the nine months ended September 30, 1995 and 1994, respectively,and $1,046,000 and $1,646,000 for the three months ended September 30, 1995 and 1994, respectively.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the nine months ended September 30 was $2,851,000 in 1995 as
compared with  $3,520,000 in 1994.   Net income for the quarter ended September
30 was $217,000 in 1995 as compared with $951,000 in 1994.

     The Company had $600,000 more in gains from the sale out of its Jacobs stock portfolio in the third quarter of 1994 than in 1995. This year, instead of taking the gains in the third quarter, the Company will take the gains in the fourth quarter of 1995.

     Oil and gas revenues were $4,428,000 in the first nine months of 1995 as compared with $6,222,000 in 1994. This decrease was due to production declines from period to period. Real estate revenues increased from $5,814,000 in the first nine months of 1994 to $6,403,000 in 1995. This increase was principally attributable to the operations of investment real estate properties acquired in 1994 as well as generally higher rents and occupancy.

     Oil and gas production expense was comparable from period to period. Oil and gas production expense was $1,977,000 in the first nine months of 1994 and $2,047,000 in 1995.

     Real estate operating expenses increased in the first nine months of 1995 over 1994 principally due to the newly acquired properties in 1994.

     Depreciation, depletion, and amortization expense decreased in the first nine months of 1995 compared with 1994 principally as a result of the increase in the estimated value of the Company's oil and gas reserves at December 31, 1994.

     Gain on sales of marketable securities was $5,946,000 in 1995 as compared with $5,457,000 in 1994.

     Interest expense increased from $2,469,000 in the first nine months of 1994 to $3,123,000 in 1995 due to the addition of $8,704,000 of new financing related to the acquisition of real estate properties in 1994 as well as higher interest rates in general in 1995.

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     On December 31, 1994 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of September 30, 1995, the gross unrealized gain on marketable securities was $20.7 million. This amount, net of related deferred income taxes of $9.3 million, is included as a credit to shareholders' equity in the Company's September 30, 1995 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995 the Company had approximately $13 million in marketable securities at cost, with a market value of approximately $34 million. The current ratio at September 30, 1995 was 5.8 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $30 million at September 30, 1995.

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

     The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next several months. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was $2,307,000 and $6,395,000 in the first nine months of 1995 and 1994, respectively. The changes principally relate to changes in operating assets and liablilities.

     Net cash provided by (used in) investing activities was $980,000 and $(14,189,000) in the first nine months of 1995 and 1994, respectively. The Company acquired $10.2 million of real estate properties during the first nine months of 1994. Additionally, the Company acquired $3 million of preferred stock during the first nine months of 1994.

     Net cash provided by (used in) financing activities was $(3,002,000) and $7,906,000 in the first nine months of 1995 and 1994, respectively. The variation principally relates to the issuance of long-term debt in connection with purchases of real estate properties during 1994.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                          PART II -  OTHER INFORMATION


ITEM 1, 2, 3, 4, 5 - NOT APPLICABLE

ITEM 6 -             EXHIBITS AND REPORTS ON FORM 8-K

       No Form 8-K was filed during the quarter ended September 30, 1995.

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its benine months by the undersigned thereunto duly authorized.






                              WILSHIRE OIL COMPANY OF TEXAS
                              ---------------------------------------
                              (Registrant)








Date:  November 10, 1995   /s/Sherry Wilzig Izak
       -----------------   -----------------------------------------------------
                      By:  Sherry Wilzig Izak
                           Chairman of the Board and Chief Executive Officer
                           (Duly Authorized Officer and Chief Financial Officer)