Form 10-K
period 1995-12-31
WILSHIRE OIL CO OF TEXAS
filed 1996-04-01
CIK 107454

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(Mark One)
 [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal Year Ended December 31, 1995
                                       OR
 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

               For the Transition Period from          to
                                              --------    -------

                          Commission File Number 1-4673

                          WILSHIRE OIL COMPANY OF TEXAS

             (exact name of registrant as specified in its charter)

Delaware                                                    84-0513668
- --------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

921 Bergen Avenue
Jersey City, New Jersey                                07306
- --------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)


Registrant's telephone number, including area code:   (201) 420-2796
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:


                                                 Name of each exchange
   (Title of each class)                          On which registered
   ---------------------                          --------------------
Common Stock, $1 par value                       New York Stock Exchange
- --------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    Yes    X    No
                         ------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $50,425,000 based upon the closing sale price of the stock, which was $5.625 on March 15, 1996.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 15, 1996 was 9,308,597.


                       Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          WILSHIRE OIL COMPANY OF TEXAS


                           Annual Report on Form 10-K

                                December 31, 1995


                                TABLE OF CONTENTS


                                     PART I
                                                                Page
                                                                ----

Item 1.   Business ..........................................     1
Item 1a.  Executive Officers of the Registrant ..............     7
Item 2.   Properties ........................................     8
Item 3.   Legal Proceedings .................................    15
Item 4.   Submission of Matters to a
          Vote of Security Holders ..........................    15

                                     PART II

Item 5.   Market for the Registrant's Common Equity
          and Related Stockholder Matters ...................    16
Item 6.   Selected Financial Data ...........................    17
Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations ...............    20
Item 8.   Financial Statements ..............................   F-1
Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ...............    29

                                    PART III

Item 10.  Directors of the Registrant .......................    29
Item 11.  Executive Compensation ............................    29
Item 12.  Security Ownership of Certain Beneficial
          Owners and Management .............................    29
Item 13.  Certain Relationships and Related Transactions ....    29

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ...............................    30

                                     PART I

ITEM 1.  BUSINESS

                                   BACKGROUND

          Wilshire Oil Company of Texas (the "Company", "Registrant" or "Wilshire") was incorporated under the laws of the State of Delaware on December 7, 1951. The Company's principal executive offices are located at 921 Bergen Avenue, Jersey City, New Jersey 07306, (201) 420-2796.

          The Company is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries in the United States and Canada. The Company's real estate division owns investment real estate properties in Arizona, Texas, Florida and New Jersey. The Company also holds investments in certain marketable securities.


               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

          For financial segment information please see Note 8, "Segment Information" of the "Notes to Consolidated Financial Statements", presented elsewhere herein. The Company has no export sales or sales to affiliated customers.

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

          As of March 15, 1996, 16 people are employed by the Company. Twelve employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

          The Company participated in the drilling of 11 wells (1.3 net) in 1995 compared to 15 (2.7 net) in 1994.

          The United States' program in 1995 consisted of the drilling of 8 development wells (1.0 net). All of these wells were successfully completed as oil wells for a success ratio of 100%.

          Two (.6 net) out of the eight wells drilled were in Wyoming, the other six (.4 net) in Oklahoma. The two successful wells in Wyoming were the Messenger #1-3H and the Elk Mountain 41-4 #1H. Both of these wells were oil wells and used horizontal drilling, which enables the driller to laterally intersect several vertical fractures, as distinguished from conventional drilling methods which limit the number of vertical fractures intersected. The six wells drilled in Oklahoma were conventional in nature. Of the six Oklahoma wells, five were gas wells and one oil.

          The Canadian drilling program in 1995 consisted of the drilling of 3 wells (0.3 net), 2 development and 1 exploration. The development wells (.02 net) were successfully completed as oil wells.

          Overall, drilling activities added 257,000 barrels of oil and 118,000 MCF gas to proved reserves in 1995.

          The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has one purchaser, Amoco Production Company that purchased in excess of 10% of its 1995 consolidated oil and gas revenues. Amoco purchased 10.5%. Amoco is located in the United States.

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

          The Company's expenses relating to preserving the environment during 1995 were not significant in relation to operating costs and the Company expects no material changes in 1996. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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



JACOBS ENGINEERING INVESTMENT

          Wilshire made a significant investment in Jacobs Engineering Group, Inc. ("Jacobs") initially during 1986 by purchasing 278,300 shares of common stock at an average price of $7.25 per share. Subsequently, the Company purchased additional shares, the stock split, stock dividends were received and
the Company sold certain shares.   The Company realized gains on sales of common
shares of Jacobs of $9,182,000 in 1995 compared to $5,457,000 in 1994. On December 31, 1995 Wilshire held 1,059,660 shares at an average cost of $8.26 per share.

          Jacobs, headquartered in Pasadena, California, is listed on the New
York Stock Exchange.   It is a world-wide leader in engineering design,
construction management and operation of industrial facilities, plants and governmental projects.

          Jacobs reported record results for its fiscal year ended September 30, 1995. From 1994 to 1995, revenues increased from $1.2 billion to $1.7 billion, net income increased from $19 million to $32 million, and net income per share increased from $.75 to $1.27.

          The closing price of Jacobs' common stock on the New York Stock Exchange on March 15, 1996 was 3.4 times more than Wilshire's average cost of the shares it currently holds. Wilshire's cost as of March 15, 1996 was $8,756,000. The aggregate market value of the Jacobs common stock held by Wilshire on March 15, 1996 (based on the closing price on that date) was $30,068,000, or $21,312,000 in excess of Wilshire's cost basis.

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

          The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 1995, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

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


                        EXECUTIVE OFFICERS OF REGISTRANT


Name                            Age      Position with Registrant
- ----                            ---      ------------------------
S. Wilzig Izak (a)              37     Chairman of the Board and
                                       Chief Executive Officer

Allen C. Knight (b)             71     Senior Vice President -Canada

Steven A. Gelman (c)            39      Vice President and Controller


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

          The Company maintains its principal office for the United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet, at a
monthly cost of $2,111.   The Company also owns a storage yard of approximately
five acres, situated near Will Rogers Airport in Oklahoma City.

          The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $1,373 Canadian.

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

          WORKING INTEREST. The operating interest under a lease which gives the owner the rights to drill, produce and conduct operating activities on the property; and a share of production, subject to all royalty interests and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                      * * *

          Following are certain tables and other statistical data concerning the Company's reserves, production, acreage and other information with regard to the Company's oil and gas properties and operations.

          For information regarding costs incurred in 1995, please refer to the "Segment Information" in Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

          Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:


                                       United States                    Canada
                                      (000's Omitted)               (000's Omitted)
                                       -------------                 -------------
                                -----------------------------------------------------------
                                 Proved          Proved         Proved         Proved
                                Reserves   Developed Reserves  Reserves  Developed Reserves
                                --------   ------------------  --------  ------------------
1996                             $ 3,523        $ 3,523        $ 1,911        $ 1,698

1997                               2,873          2,873          2,623          2,101

1998                               2,181          2,181          3,088          2,455

Remainder                        $21,310        $ 9,311        $41,328        $34,721

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

          The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1993 and 1994 and 1995 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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


                                                     United States                    Canada
                                                     -------------                    ------

                                                                Proved                        Proved
                                                 Proved      Developed         Proved      Developed
                                                 ------      ---------         ------      ---------
                                                    (000's Omitted)               (000's Omitted)
1995  Oil (Bbls)                                  1,803            855          1,296            915
      Gas (Mcf)                                   6,778          6,778         26,212         24,819
      Net present value @ 10%                   $20,592        $12,269        $21,074        $17,061

1994  Oil (Bbls)                                  2,113          1,165          1,267            893
      Gas (Mcf)                                   7,050          7,050         25,002         23,622
      Net present value @ 10%                   $23,154        $15,294        $20,081        $16,892


1993  Oil (Bbls)                                  1,709         1, 209          1,335            923
      Gas (Mcf)                                   8,023          8,023         22,292         21,366
      Net present value @ 10%                   $15,855        $14,960        $19,970        $16,788


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

          No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 1995, other than with the Securities and Exchange Commission.

PRODUCTION WELLS

          The following tabulations indicate the number of productive wells (gross and net) as of December 31, 1995.



                      Gas                   Oil         Developed Acreage
                   -----------        -------------     -------------------
                   Gross  Net         Gross    Net      Gross           Net
                   -----  ---         -----    ---      -----           ---
United States       641   84.6         529     79.1      53,993       22,292

Canada              205   50.7          66      9.4     163,980       26,308

PRODUCTION

          The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).


         Oil and Condensate (Bbls)                      Gas (Mcf)
         United States       Canada            United States     Canada
         -------------       ------            -------------     ------
1995      169,000            45,000             1,011,000        933,000
1994      277,000            46,000             1,238,000        822,000
1993      223,000            51,000             1,287,000        961,000

        Average sales price per unit of oil or gas produced:


                         Oil                                  Gas
                  --------------------                ------------------
                  U.S.         Canada                 U.S.        Canada
                  ----         ------                 ----        ------
1995             $16.06        $14.30                 $1.48       $ .95
1994             $15.17        $12.79                 $1.74       $1.36
1993             $16.47        $13.27                 $1.79       $1.21


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


Average Production Cost Per Equivalent Barrel
of Oil in the United States and Canada:
- ---------------------------------------------


                              1995            1994                1993
                              ----            ----                ----
          United States       $6.19           $4.99               $5.19
          Canada              $2.16           $2.38               $2.64

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

OIL AND GAS LEASES

          The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:


                             1995                            1994
                             ----                            ----
                      Undeveloped Acres                Undeveloped Acres
                      Gross        Net                 Gross        Net
                      -----        ---                 -----        ---
United States         7,138        3,487                7,645      2,854
Canada               23,368        3,920               26,760      4,522


          A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.


DRILLING

          The following table sets forth the results of the Registrant's drilling programs for the years covered:


                         Exploratory Wells                                   Development Wells
             --------------------------------------------         -------------------------------------------
               Net Productive               Net Dry                 Net Productive             Net Dry
               --------------               -------                 --------------             -------
             U.S.        Canada        U.S.        Canada         U.S.       Canada        U.S.        Canada
             ----        ------        ----        ------         ----       ------        ----        ------
1995-         -            -            -           .3            1.0          -            -            -
1994-         -           .7            -           .2            1.4         .4            -            -
1993-         -           .2            -           .1            1.9         .3            -            -
1992-        .5           .1            -           .7            1.3         .2            -            -
1991-        .5           .6           .1          1.2             .8          -            -            -


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

ITEM 3.  LEGAL PROCEEDINGS

          At December 31, 1995, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.




ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1995.

                                     PART II

ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:


                                      (All in ($) Dollars)

         Quarter 1                Quarter 2          Quarter 3            Quarter 4
      High   -   Low          High   -   Low       High  -  Low        High   -   Low
      --------------          --------------       ------------        --------------
1995  6-3/4  -  6             6-3/8  -  5-3/4     7      -  6-1/8      6-3/8  -  5-1/2
1994  7      -  6-3/8         7-1/8  -  6-3/8     7-1/4  -  6-1/8      7      -  6-1/4


          As of March 15, 1996 there were 10,346 common shareholders of record.


          The Company declared a $.07 per common share cash dividend on June 29, 1995 to shareholders of record on July 28, 1995, payable on August 18, 1995. The Company declared a $.06 per common share cash dividend on June 17, 1994, to shareholders of record on July 29, 1994, payable on August 19, 1994.

          The Company also declared a 3% stock dividend in 1994.

ITEM 6.   SELECTED FINANCIAL DATA

            (Not covered by Report of Independent Public Accountants)


               (In thousands of dollars except per share amounts)


                                                   For the Year Ended December 31
                                         -------------------------------------------------
                                           1995(a)   1994(a)   1993(a)   1992(a)      1991
                                           -------   -------   -------   -------      ----
Oil/Gas Revenues                         $   5,672  $  7,926  $  8,505   $ 8,803   $ 7,344
                                         ---------  --------  --------   -------   -------

Real Estate Revenues                     $   8,600  $  7,885  $  6,526   $ 2,604   $     -
                                         ---------  --------  --------   -------   -------

Total Revenues                           $  14,272  $ 15,811  $ 15,031   $11,407   $ 7,344
                                         ---------  --------  --------   -------   -------

Gross Profit
 Oil/Gas (b)                             $     747  $  1,930  $  1,740   $   443   $(1,251)
                                         ---------  --------  --------   -------   -------

Gross Profit
 Real Estate (c)                         $   2,712  $  2,415  $  2,200   $   832   $     -
                                         ---------  --------  --------   -------   -------

Total Gross
 Profit (loss)                           $   3,459  $  4,345  $  3,940   $ 1,275   $(1,251)
                                         ---------  --------  --------   -------   -------

Net Income (loss)                        $   4,300  $  3,577  $  4,573   $ 3,523   $(3,409)e
                                         ---------  --------  --------   -------   -------
Net income (loss
per share of
common stock (d)                         $     .45  $    .36  $    .45   $   .35   ($  .34)
                                         ---------  --------  --------   -------   -------

Total assets at
year-end (f)                             $ 104,186  $103,198  $104,652   $68,527   $47,209
                                         ---------  --------  --------   -------   -------

Long-term
obligations                              $  47,298  $ 50,160 $  40,721   $39,634   $23,450
                                         ---------  --------  --------   -------   -------

Cash dividends
declared per share                       $     .07  $    .06 $     .05  $  - 0 -   $ - 0 -
                                         ---------  --------  --------   -------   -------

a- 1995, 1994, 1993 and 1992 amounts reflect the acquisition and operations of income producing real estate properties.

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

f- Total assets at December 31, 1995, 1994 and 1993 reflect investments in equity securities stated at market value. See Note 1 to the consolidated financial statements regarding this change in accounting.



                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                                  (Unaudited)

                                    (In thousands $ except per share amounts)

                                                            1995

                               1st           2nd             3rd           4th            Year
                             ------------------------------------------------------------------
Oil/Gas Revenues             $1,635         $1,378         $1,415         $1,244        $ 5,672
Real Estate
  Revenues                   $2,084         $2,155         $2,164         $2,197        $ 8,600
                             ------------------------------------------------------------------
Total Revenues               $3,719         $3,533         $3,579         $3,441        $14,272
                             ------------------------------------------------------------------

Gross Profit
  Oil/Gas (a)                $  244         $ (122)        $ (227)        $  852        $   747
Gross Profit
  Real Estate (b)            $  626         $  693         $   75         $  818        $ 2,712
                             ------------------------------------------------------------------
Total Gross
  Profit                     $  870         $  571         $  348         $1,670        $ 3,459
                             ------------------------------------------------------------------

Net Income                   $1,330         $1,304         $  217         $1,449        $ 4,300
                             ------------------------------------------------------------------

Net Income
  Per Share                  $  .14         $  .14         $  .02         $  .15        $   .45
                             ------------------------------------------------------------------

Cash Dividends
  Per Share                  $  -0-         $  -0-         $  .07         $  -0-        $   .07
                             ------------------------------------------------------------------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                                        (Unaudited)

                                      (In thousands $ except per share amounts)


                                                                  1994
                                                                  ----

                              1st           2nd             3rd            4th           Year
                             ------------------------------------------------------------------
Oil/Gas Revenues             $1,842         $2,179         $2,201         $1,704        $ 7,926
Real Estate
  Revenues                   $1,771         $2,014         $2,029         $2,071        $ 7,885
                             ------------------------------------------------------------------
Total Revenues               $3,613         $4,193         $4,230         $3,775        $15,811
                             ------------------------------------------------------------------

Gross Profit
  Oil/Gas (a)                $  234         $  433         $  367         $  896        $ 1,930
Gross Profit
  Real Estate (b)            $  616         $  706         $  642         $  451        $ 2,415
                             ------------------------------------------------------------------
Total Gross
  Profit                     $  850         $1,139         $1,009         $1,347        $ 4,345
                             ------------------------------------------------------------------
Net Income                   $1,306         $1,263         $  951         $   57        $ 3,577
                             ------------------------------------------------------------------
Net Income
  Per Share                  $  .13         $  .13         $  .10         $  .01        $   .36
                             ------------------------------------------------------------------
Cash Dividends
  Per Share                  $  -0-         $  -0-         $  .06         $  -0-        $   .06
                             ------------------------------------------------------------------

a - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and
gas and the sales volume.   For 1995, the average price of oil that the Company
received was $15.69 compared to $14.83 for 1994, a price increase of 5.8%. Average gas prices received by the Company in 1995 were lower than 1994 average
gas prices.   The average price of gas for 1995 was $1.23  compared to $1.59 for
1994.

          The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:


                                                       Fiscal Year Ended December 31
                                                       -----------------------------
                                                      1995           1994            1993
                                                      ----           ----            ----
Crude Oil and Natural Gas Production:
    Oil (Bbls) . . . . . . . . . . . . . . .         214,000        323,000        274,000
    Gas (Mcf). . . . . . . . . . . . . . . .       1,944,000      2,060,000      2,248,000
Average sales prices:
    Oil (per Bbl). . . . . . . . . . . . . .          $15.69         $14.83         $15.87
    Gas (per MCF). . . . . . . . . . . . . .          $ 1.23         $ 1.59         $ 1.54
Average production costs per BOE                      $ 4.69         $ 4.27         $ 4.36


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995  ("1995")  COMPARED WITH YEAR ENDED
DECEMBER 31, 1994 ("1994").

          Net income for the year ended December 31 increased from $3,577,000 in 1994 to $4,300,000 in 1995.

          Oil and gas revenues were $5,672,000 in 1995 compared to $7,926,000 in 1994. This decrease was attributable to production declines from year to year. Much of this decrease in production is typical of the natural decline experienced in a "horizontal well" drilling program.

          Real estate revenues increased from $7,885,000 in 1994 to $8,600,000 in 1995, an increase of $715,000. This increase was principally due to higher rents and increased occupancy.

          Oil and gas production expense decreased in 1995. Oil and gas production expense decreased from $2,846,000 in 1994 to $2,524,000 in 1995. Production expense decreased due to, among other things, lower production in 1995.

          Depreciation, depletion and amortization of oil and gas assets amounted to $2,401,000 in 1995 compared to $3,150,000 in 1994. This decrease is principally attributable to a lower depletable pool and lower oil and gas revenues in 1995. Real estate depreciation was $1,037,000 in 1995 compared to $870,000 in 1994.

          General and administrative expense was relatively stable, amounting to $1,415,000 in 1995 compared to $1,386,000 in 1994.

          The Company realized gains on sales of common shares of Jacobs Engineering Group, Inc. ("Jacobs") of $9,182,000 in 1995 compared to $5,457,000 in 1994. As of December 31, 1995, the Company held 1,059,660 shares of Jacobs.

          Interest expense increased from $3,638,000 in 1994 to $4,144,000 in 1995 due to higher interest rates in general in 1995.

          The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada, additional provision to cover the settlement of a tax examination, and the dividend exclusion in the United States.

YEAR ENDED DECEMBER 31, 1994 ("1994") COMPARED WITH YEAR ENDED
DECEMBER 31, 1993 ("1993").

          Net income was $3,577,000 in 1994 as compared with $4,573,000 in 1993. The 1994 operations included the revenues and expenses of real estate properties acquired on March 31, 1994 and gains on the sales of marketable securities. Gains on sales of marketable securities were $853,000 less in 1994 than in 1993.

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

          The Company realized gains on sales of common shares of Jacobs Engineering Group, Inc. ("Jacobs") of $5,457,000 in 1994 compared to $6,256,000 in 1993. The Company sold less shares of Jacobs in 1994 than in 1993. As of December 31, 1994, the Company held 1,412,960 shares of Jacobs.

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

          On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of December 31, 1995, the net unrealized gain on marketable securities was $17,174,000. This amount, net of related deferred income taxes of $7,728,000, is included as a credit to shareholders' equity in the Company's 1995 consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

          At December 31, 1995 the Company had approximately $13.3 million in marketable securities at cost, with a market value of approximately $30.5 million. The current ratio at December 31, 1995 was 3.4 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $24 million at December 31, 1995.

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

          Net cash provided by operating activities was $745,000, $4,446,000, and $2,489,000 in 1995, 1994 and 1993, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

          Net cash provided by (used in) investing activities was $4,159,000, $(12,266,000) and $(4,165,000) in 1995, 1994 and 1993, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $10.2 million in 1994 and $3.8 million in 1993. Proceeds from sales of marketable securities amounted to $10,501,000 in 1995, $6,710,000 in 1994 and $6,730,000 in 1993. The Company acquired $3,000,000 of preferred stock of The Trust Company of New Jersey in 1994. Additionally, purchases of marketable securities amounted to $3,130,000 in 1995, $5,204,000 in 1994, and $2,170,000
in 1993.

          Net cash provided by (used in) financing activities was ($4,215,000), $7,167,000 and $233,000 in 1995, 1994 and 1993, respectively. The variations principally relate to the issuance and renegotiation of long-term debt. In 1994 and 1993 the Company acquired real estate properties, which were financed with long-term mortgage loans. Long-term mortgage loans incurred in connection with these acquisitions amounted to approximately $8,704,000 in 1994 and $3,209,000 in 1993.

          In 1994, the Company renegotiated all of its secured bank loans (other than mortgage notes). Among other things, more favorable principal amortization was obtained and the maturity dates of these loans were extended.

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

       Estimated quantities of proved oil and gas reserves are as follows:



               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                                  Crude Oil, Condensate and Natural Gas Liquids
                                                  ---------------------------------------------
                                                                  (Barrels)
                                                                  ---------
                                                    United States                    Canada
                                                    -------------                    ------

                                              1995      1994      1993      1995      1994      1993
                                              ----      ----      ----      ----      ----      ----
Proved Reserves-Beginning of Year            2.113     1,709     1,096     1,267     1,335     1,112

Revisions of previous estimates               (381)      465       327        57       (47)      46
Sale of minerals in place                      -0-       -0-        (1)      -0-       -0-       -0-
Extensions and discoveries                     240       216       510        17        25       228
Production                                    (169)     (277)     (223)      (45)     ( 46)      (51)
                                             -----     -----     -----     -----     -----     -----

Proved Reserves-End of Year                  1,803     2,113     1,709     1,296     1,267     1,335
                                             -----     -----     -----     -----     -----     -----
Proved Developed Reserves-
   Beginning of Year                         1,165     1,209       955       893       923       803
                                             -----     -----     -----     -----     -----     -----

   End of Year                                 855     1,165     1,209       915       893       923
                                             -----     -----     -----     -----     -----     -----
                                             -----     -----     -----     -----     -----     -----

                                                                   Natural Gas
                                                                   -----------
                                                                      (MCF)
                                                                       ---
                                                    United States                    Canada
                                                    -------------                    ------

                                              1995      1994      1993      1995      1994      1993
                                              ----      ----      ----      ----      ----      ----
Proved Reserves-Beginning of Year            7,050     8,023     7,514    25,002    22,292    25,328
Revisions of previous estimates                630        75     1,814     2,134     2,324    (2,075)
Sale of minerals in place                      -0-       -0-      (111)      -0-       -0-       -0-
Extensions and discoveries                     109       190        93         9     1,208       -0-
Production                                  (1,011)   (1,238)   (1,287)     (933)     (822)     (961)
                                            ------    ------    ------    ------    ------    ------

Proved Reserves-End of Year                  6,778     7,050     8,023    26,212    25,002    22,292
                                            ------    ------    ------    ------    ------    ------
Proved Developed Reserves-
   Beginning of Year                         7,050     8,023     6,759    23,622    21,366    24,411
                                            ------    ------    ------    ------    ------    ------

   End of Year                               6,778     7,050     8,023    24,819    23,622    21,366
                                            ------    ------    ------    ------    ------    ------
                                            ------    ------    ------    ------    ------    ------


             Standardized Measure of Discounted Future Net Cash Flows

                       Related to Proved Oil and Gas Reserves

                               December 31, 1995
                                 (000's Omitted)


                                                     United States                     Canada
                                                     -------------                     ------
                                                   1995           1994           1995           1994
                                                   ----           ----           ----           ----
Future cash flows                               $44,955        $47,784        $67,510        $62,743
                                                -------        -------        -------        -------

Future costs:
  Production                                     13,542         13,595         16,401         15,707
  Development, dismantlement
    & abandonment                                 1,526          1,526          2,159          2,053
                                                -------        -------        -------        -------

Total Future Costs                              $15,068        $15,121        $18,560        $17,760
                                                -------        -------        -------        -------

Future net inflows-Before
  income tax                                    $29,887        $32,663        $48,950        $44,983
Future income taxes                             $ 7,869        $ 9,298        $16,605        $16,218
                                                -------        -------        -------        -------

Future net cash flows                           $22,018        $23,365        $32,345        $28,765
10% Discount factor                               6,848          6,802         18,420         15,924
                                                -------        -------        -------        -------
Standardized measure of
  discounted future net
    cash flows                                  $15,170        $16,563        $13,925        $12,841
                                                -------        -------        -------        -------

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

          "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 1995, 1994 and 1993 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

          The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:


                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)


                                                   1995           1994           1993
                                                   ----           ----           ----

Standardized Measure -                          $29,404        $24,015        $20,704
  Beginning of Year
Sales and transfers - Net
  of Production Costs and
  Windfall Profit Tax                            (2,948)        (5,556)        (5,676)
Extensions and discoveries                        3,304          2,517          5,734
Net change in sales price                           425          1,199            525
Revision of quantity estimates                   (2,126)         7,956          2,864
Proceeds from Sales of
  Minerals in Place                                 -0-            -0-         (  300)

Accretion of discount                             3,011          2,794          3,197
Net change in income taxes                          818          2,193         (2,056)
Change in production rates-
  Other                                          (2,793)      $ (5,714)       $(  977)
                                                -------       ---------       --------
Standardized measure -
  End of year                                   $29,095        $29,404        $24,015
                                                -------       ---------       --------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART  III

ITEM 10.  DIRECTORS OF THE REGISTRANT

          Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

          Information regarding executive officers is found in Part I,
Item 1 (a)

ITEM 11.  EXECUTIVE COMPENSATION

          Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

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

  (a) 3.  EXHIBITS

          Exhibit
      Number     Description
      ------     -----------

      3.1 Restated Certificate of Incorporation of Wilshire Oil Company of Texas, as amended. (Incorporated by reference to Exhibit 3.1 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

      3.2 Amended By-Laws of Wilshire Oil Company of Texas (Incorporated by reference to Exhibit (3)(ii) of Item 7 of the Registrant's Current Report on Form 8-K dated February 13, 1996).

      4.1 Oil and Gas Loan between Wilshire Oil Company of Texas and Midlantic National Bank dated March 24, 1994 (Incorporated by reference to Exhibit 4.2 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

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

     10.3 Wilshire Oil Company of Texas 1980 Stock Option Plan. (Incorporated by reference to Exhibit 10.4 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

     10.4 Wilshire Oil Company of Texas 1984 Stock Option Plan. (Incorporated by reference to Exhibit 10.5 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

     10.5 Wilshire Oil Company of Texas 1995 Stock Option and Incentive Plan. (incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders).

     10.6 Wilshire Oil Company of Texas 1995 Non-Employee Director Stock Option Plan. (incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders).

     11.       Computation of Earnings Per Share

     21.       List of significant subsidiaries of the Registrant

     23.       Consent of Arthur Andersen LLP

     27.       Financial Data Schedule

     14(b)     REPORTS ON FORM 8

               There were no Form 8-K filings by the Company during the fourth quarter of 1995.

EXHIBIT 11 - STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS:

NET INCOME PER SHARE -

          Net income per share is based upon the weighted average number of shares outstanding during the year, after deduction of Treasury Stock, as well as the dilutive effect of stock options, if material.



                                                                1995           1994
Shares -

   Weighted average shares outstanding                       9,594,040      9,925,307

   Dilutive effect of stock options outstanding                    -0-            -0-
                                                            ----------     ----------
                                                             9,594,040      9,925,307

Net income                                                  $4,300,000     $3,577,000
                                                            ----------     ----------

Net income per share                                        $      .45     $      .36
                                                            ----------     ----------

EXHIBIT 22 - LIST OF SUBSIDIARIES


                                                    Jurisdiction of
                                                    Incorporation
                                                    ---------------

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


                              WILSHIRE OIL COMPANY OF TEXAS
                              -----------------------------
                                       (Registrant)


               DIRECTORS:

                         By:

                              /s/S. Wilzig Izak
                              -----------------------------------
                              S. Wilzig Izak, Director

                         By:

                              /s/William Schwartz, M.D.
                              -----------------------------------
                              William Schwartz, M.D., Director

                         By:

                              /s/Joseph K. Schwartz
                              -----------------------------------
                              Joseph K. Schwartz, Director

                         By:

                              /s/Milton Donnenberg
                              -----------------------------------
                              Milton Donnenberg, Director

                         By:

                              /s/Ernest Wachtel
                              -----------------------------------
                              Ernest Wachtel, Director

               Officers:

                         By:

                              /s/S. Wilzig Izak
                              -----------------------------------
                              S. Wilzig Izak
                              Chairman of the Board and Chief
                              Executive Officer
                              (Duly Authorized Officer and
                               Chief Financial Officer)



Date:     March 28, 1996

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


                              WILSHIRE OIL COMPANY OF TEXAS
                              -----------------------------
                                       (Registrant)


               DIRECTORS:

                         By:


                              -----------------------------------
                              S. Wilzig Izak, Director

                         By:


                              -----------------------------------
                              William Schwartz, M.D., Director

                         By:


                              -----------------------------------
                              Joseph K. Schwartz, Director

                         By:


                              -----------------------------------
                              Milton Donnenberg, Director

                         By:


                              -----------------------------------
                              Ernest Wachtel, Director

               OFFICERS:

                         By:


                              -----------------------------------
                              S. Wilzig Izak
                              Chairman of the Board and Chief
                              Executive Officer
                              (Duly Authorized Officer and
                               Chief Financial Officer)



Date:     March 28, 1996

ITEM 8 -- FINANCIAL STATEMENTS



                  WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----
CONSOLIDATED FINANCIAL STATEMENTS:

  Report of Independent Public Accountants                                F-2

  Consolidated Balance Sheets as of December 31, 1995 and 1994            F-3

  Consolidated Statements of Operations for the Years Ended
    December 31, 1995, 1994 and 1993                                      F-4

  Consolidated Statements of Shareholders' Equity for the
    Years Ended December 31, 1995, 1994 and 1993                          F-5

  Consolidated Statements of Cash Flows for the Years Ended
    December 31, 1995, 1994 and 1993                                      F-6

  Notes to Consolidated Financial Statements                              F-8

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and
  Board of Directors of

        Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                    ARTHUR ANDERSEN LLP (Signature)

                                    ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 22, 1996

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                            1995            1994
                                                                        ------------    ------------
CURRENT ASSETS:
 Cash and cash equivalents............................................  $  1,601,000    $    907,000
 Accounts receivable..................................................     1,013,000         934,000
 Marketable securities, at fair value (Notes 4 and 10)................    30,521,000      29,989,000
 Prepaid expenses and other current assets............................       341,000         450,000
                                                                        ------------    ------------
    Total current assets..............................................    33,476,000      32,280,000
                                                                        ------------    ------------
INVESTMENT IN PREFERRED STOCK OF THE TRUST COMPANY OF NEW JERSEY
 (Notes 3, 4 and 8)...................................................     6,000,000       6,000,000
                                                                        ------------    ------------

PROPERTY AND EQUIPMENT (Notes 2, 4, 8 and 9):
  Oil and gas properties, using the full cost method of accounting....   130,280,000     127,880,000
  Real estate properties..............................................    36,535,000      35,523,000
  Other property and equipment........................................       410,000         391,000
                                                                        ------------    ------------
                                                                         167,225,000     163,794,000

  Less- Accumulated depreciation, depletion and amortization..........   102,515,000      98,876,000
                                                                        ------------    ------------

                                                                          64,710,000      64,918,000
                                                                        ------------    ------------

                                                                        $104,186,000    $103,198,000
                                                                        ------------    ------------
                                                                        ------------    ------------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)..........................  $  3,514,000    $  2,484,000
  Accounts payable....................................................     2,042,000       2,853,000
  Accrued liabilities (Note 7)........................................     4,170,000         626,000
                                                                        ------------    ------------
    Total current liabilities.........................................     9,726,000       5,963,000
                                                                        ------------    ------------

LONG-TERM DEBT, less current portion (Note 4).........................    47,298,000      50,160,000

DEFERRED INCOME TAXES (Note 6)........................................    17,688,000      18,636,000
                                                                        ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 2, 4 and 5):
  Common stock, $1 par value, 15,000,000 shares authorized; issued
   10,013,544 shares in 1995 and 1994.................................    10,014,000      10,014,000
  Capital in excess of par value......................................     9,925,000      10,399,000
  Unrealized gain on marketable securities of $17,174,000 and
   $18,487,000 in 1995 and 1994, respectively, net of income taxes....     9,446,000      10,168,000
  Accumulated earnings................................................     6,459,000       2,822,000
                                                                        ------------    ------------
                                                                          35,844,000      33,403,000
Less-
  Treasury stock, 621,313 and 341,818 shares in 1995 and 1994, at
   cost...............................................................     4,010,000       2,290,000
  Cumulative foreign currency translation adjustment..................     2,360,000       2,674,000
                                                                        ------------    ------------

                                                                          29,474,000      28,439,000
                                                                        ------------    ------------
                                                                        $104,186,000    $103,198,000
                                                                        ------------    ------------
                                                                        ------------    ------------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995         1994         1993
                                                                        -----------  -----------  -----------
REVENUES (Notes 8 and 9):
  Oil and gas.........................................................  $ 5,672,000  $ 7,926,000  $ 8,055,000
  Real estate.........................................................    8,600,000    7,885,000    6,526,000
  Non-recurring gas settlement........................................            0            0      450,000
                                                                        -----------  -----------  -----------
    Total revenues....................................................   14,272,000   15,811,000   15,031,000
                                                                        -----------  -----------  -----------
COSTS AND EXPENSES (Notes 5, 8 and 9):
  Oil and gas production expenses.....................................    2,524,000    2,846,000    2,829,000
  Real estate operating expenses......................................    4,851,000    4,600,000    3,673,000
  Depreciation, depletion and amortization............................    3,451,000    4,041,000    4,608,000
  General and administrative..........................................    1,415,000    1,386,000    1,097,000
                                                                        -----------  -----------  -----------
    Total costs and expenses..........................................   12,241,000   12,873,000   12,207,000
                                                                        -----------  -----------  -----------
    Income from operations............................................    2,031,000    2,938,000    2,824,000
GAIN ON SALES OF MARKETABLE SECURITIES (Note 10)......................    9,216,000    5,403,000    6,256,000
OTHER INCOME (Note 3).................................................      766,000      435,000      413,000
INTEREST EXPENSE (Note 4).............................................   (4,144,000)  (3,638,000)  (2,776,000)
                                                                        -----------  -----------  -----------
    Income before provision for income taxes..........................    7,869,000    5,138,000    6,717,000
PROVISION FOR INCOME TAXES (Note 6)...................................    3,569,000    1,561,000    2,144,000
                                                                        -----------  -----------  -----------
    Net income........................................................  $ 4,300,000  $ 3,577,000  $ 4,573,000
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING..................    9,594,040    9,925,307   10,163,314
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------
NET INCOME PER COMMON SHARE...........................................  $       .45  $       .36  $       .45
                                                                        -----------  -----------  -----------
                                                                        -----------  -----------  -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                UNREALIZED
                                                                                   GAIN
                                                                                    ON
                                                                                MARKETABLE                              CUMULATIVE
                                                                                SECURITIES,                               FOREIGN
                                               COMMON STOCK        CAPITAL IN     NET OF     ACCUMULATED                 CURRENCY
                                          -----------------------   EXCESS OF     INCOME       EARNINGS     TREASURY    TRANSLATION
                                            SHARES      AMOUNT      PAR VALUE      TAXES      (DEFICIT)       STOCK     ADJUSTMENT
                                          ----------  -----------  -----------  -----------  ------------  -----------  -----------
BALANCE, December 31, 1992..............   9,714,994  $ 9,715,000  $13,346,000  $         0   $(4,279,000) $  (508,000) $(1,641,000)
  Add (deduct):
    Net income..........................           0            0            0            0     4,573,000            0            0
    Stock distribution (Note 5).........     285,147      285,000     (316,000)           0             0            0            0
    Amortization of deferred
     compensation in connection with
     nonqualified stock option plans
     (Note 5)...........................           0            0     (535,000)           0             0            0            0
    Exercise of stock options (Note
     5).................................           0            0       (3,000)           0             0       45,000            0
    Issuance of shares in exchange for
     6% Convertible Subordinated
     Debentures.........................          41            0            0            0             0            0            0
    Purchase of treasury stock..........           0            0            0            0             0   (1,409,000)           0
    Payment of cash dividends, $.05 per
     common share.......................           0            0            0            0      (482,000)           0            0
    Net translation adjustment, current
     year...............................           0            0            0            0             0            0     (406,000)
    Unrealized gain on marketable
     securities, net of income taxes....           0            0            0   17,537,000             0            0            0
                                          ----------  -----------  -----------  -----------   -----------  -----------  -----------
BALANCE, December 31, 1993..............  10,000,182   10,000,000   12,492,000   17,537,000      (188,000)  (1,872,000)  (2,047,000)
  Add (deduct):
    Net income..........................           0            0            0            0     3,577,000            0            0
    Stock distribution (Note 5).........           0            0   (1,958,000)           0             0    1,929,000            0
    Amortization of deferred
     compensation in connection with
     nonqualified stock option plans
     (Note 5)...........................           0            0     (175,000)           0             0            0            0
    Exercise of stock options (Note
     5).................................           0            0       (5,000)           0             0       50,000            0
    Issuance of shares in exchange for
     6% Convertible Subordinated
     Debentures.........................      13,362       14,000       45,000            0             0            0            0
    Purchase of treasury stock..........           0            0            0            0             0   (2,397,000)           0
    Payment of cash dividends, $.06 per
     common share.......................           0            0            0            0      (567,000)           0            0
    Net translation adjustment, current
     year...............................           0            0            0            0             0            0     (627,000)
    Change in unrealized gain on
     marketable securities, net of
     income taxes.......................           0            0            0   (7,369,000)            0            0            0
                                          ----------  -----------  -----------  -----------   -----------  -----------  -----------
BALANCE, December 31, 1994..............  10,013,544   10,014,000   10,399,000   10,168,000     2,822,000   (2,290,000)  (2,674,000)
  Add (deduct):
    Net income..........................           0            0            0            0     4,300,000            0            0
    Amortization of deferred
     compensation in connection with
     nonqualified stock option plans
     (Note 5)...........................           0            0     (474,000)           0             0            0            0
    Purchase of treasury stock..........           0            0            0            0             0   (1,720,000)           0
    Payment of cash dividends, $.07 per
     common share.......................           0            0            0            0      (663,000)           0            0
    Net translation adjustment, current
     year...............................           0            0            0            0             0            0      314,000
    Change in unrealized gain on
     marketable securities, net of
     income taxes.......................           0            0            0     (722,000)            0            0            0
                                          ----------  -----------  -----------  -----------   -----------  -----------  -----------
BALANCE, December 31, 1995..............  10,013,544  $10,014,000  $ 9,925,000  $ 9,446,000   $ 6,459,000  $(4,010,000) $(2,360,000)
                                          ----------  -----------  -----------  -----------   -----------  -----------  -----------
                                          ----------  -----------  -----------  -----------   -----------  -----------  -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                           1995          1994         1993
                                                                        -----------  ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................  $ 4,300,000  $  3,577,000  $ 4,573,000
  Adjustments to reconcile net income to net cash provided by operating activities-
    Depreciation, depletion and amortization..........................    3,451,000     4,041,000    4,608,000
    Deferred income tax (benefit) provision...........................     (385,000)    1,156,000    1,526,000
    Adjustment of deferred and unearned compensation in connection
     with nonqualified stock option plan, net.........................     (143,000)      (49,000)    (124,000)
    Gain on sales of marketable securities............................   (9,216,000)   (5,403,000)  (6,256,000)
    Foreign currency transactions.....................................      (13,000)      (18,000)     (18,000)
    Changes in operating assets and liabilities-
      (Increase) decrease in accounts receivable......................      (73,000)      289,000     (931,000)
      Decrease (increase) in prepaid expenses and other current
       assets.........................................................       59,000      (231,000)      37,000
      (Decrease) increase in accounts payable, accrued and other
       liabilities....................................................    2,765,000     1,084,000     (926,000)
                                                                        -----------  ------------  -----------
        Net cash provided by operating activities.....................      745,000     4,446,000    2,489,000
                                                                        -----------  ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...........................................   (3,212,000)  (14,181,000)  (8,725,000)
  Purchases of marketable securities..................................   (3,130,000)   (5,204,000)  (2,170,000)
  Proceeds from sales of marketable securities........................   10,501,000     6,710,000    6,730,000
  Decrease in receivables from securities sales.......................            0     3,409,000            0
  Purchase of preferred stock of The Trust Company of New Jersey......            0    (3,000,000)           0
                                                                        -----------  ------------  -----------
        Net cash provided by (used in) investing activities...........    4,159,000   (12,266,000)  (4,165,000)
                                                                        -----------  ------------  -----------


                                                                           1995          1994         1993
                                                                        -----------  ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt............................  $   650,000  $ 22,083,000  $ 3,209,000
  Principal payments of long-term debt................................   (2,482,000)  (11,997,000)  (1,127,000)
  Purchase of treasury stock..........................................   (1,720,000)   (2,397,000)  (1,409,000)
  Payment of cash dividends...........................................     (663,000)     (567,000)    (482,000)
  Exercise of stock options...........................................            0        45,000       42,000
                                                                        -----------  ------------  -----------
        Net cash (used in) provided by financing activities...........   (4,215,000)    7,167,000      233,000
                                                                        -----------  ------------  -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............................        5,000        (6,000)     (42,000)
                                                                        -----------  ------------  -----------
        Net increase (decrease) in cash and cash equivalents..........      694,000      (659,000)  (1,485,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR........................      907,000     1,566,000    3,051,000
                                                                        -----------  ------------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR..............................  $ 1,601,000  $    907,000  $ 1,566,000
                                                                        -----------  ------------  -----------
                                                                        -----------  ------------  -----------
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the year for-
    Interest..........................................................  $ 4,040,000  $  3,594,000  $ 2,846,000
    Income taxes, net.................................................      369,000       680,000    2,085,000
                                                                        -----------  ------------  -----------
                                                                        -----------  ------------  -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                  WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) DESCRIPTION OF BUSINESS:

   Wilshire Oil Company of Texas ("the Company") is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted both in its own name and through several wholly-owned subsidiaries in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas productions are sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey and Texas. The Company also maintains investments in marketable securities.

(2) SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES:

   Significant accounting policies followed by the Company and its subsidiaries are as follows-

     PRINCIPLES OF CONSOLIDATION-

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany account balances and transactions among subsidiaries have been eliminated.

     PERVASIVENESS OF ESTIMATES-

      The preparation of these financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.

     CASH AND CASH EQUIVALENTS-

      The Company considers cash and cash equivalents to include deposits with banks having a maturity of three months or less.

     MARKETABLE SECURITIES-

      The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). As of December 31, 1995 and 1994, the marketable securities of the Company subject to the provisions of SFAS 115 consist primarily of equity securities. These securities are held for indefinite periods of time and are thus carried at fair value in accordance with the standard. Differences between an investment's cost and its fair value are charged (credited) directly to shareholders' equity, net of related deferred income taxes. The cost of securities sold is determined on a specific identification basis.

      As of December 31, 1995 and 1994, the net unrealized holding gains were $17,174,000, and $18,487,000, respectively. The net unrealized holding gains are included as a credit to shareholders' equity, net of deferred income taxes of $7,728,000 and $8,319,000 for 1995 and 1994, respectively.

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

       Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 1995 and 1994.

      REAL ESTATE AND OTHER PROPERTIES-

       Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

       As of December 31, 1995 and 1994, real estate properties consist of land with an aggregate cost of $7,928,000 and $7,928,000, buildings with an aggregate cost of $26,644,000 and $26,257,000 and furniture and fixtures with an aggregate cost of $1,963,000 and $1,338,000, respectively.

      IMPAIRMENT OF PROPERTY AND EQUIPMENT-

       During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets." The Company is required to adopt this standard for the year ending December 31, 1996. The Company does not expect that the adoption of this standard will have a material adverse impact on its financial condition or results of operations.

     DEFERRED INCOME TAXES-

      Certain transactions are recorded in the accounts in a period different from that in which these transactions are reported for income tax purposes. These transactions, as well as other temporary differences between the basis in assets and liabilities for financial reporting and income tax purposes, result in deferred income taxes. The principal transactions are those related to intangible drilling costs, exploration costs, expired leases, depreciation and nonproducing well costs (see Note
      6).

     INCOME TAXES ON
     UNREMITTED EARNINGS-

      Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $14,628,000 at December 31, 1995.

     ACCOUNTING FOR STOCK-BASED COMPENSATION-

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company is required to adopt this standard for the year ending December 31, 1996. The adoption of this pronouncement will have no impact on the Company's financial condition or results of operations, however additional disclosures in the financial statements will be required.

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

     RECLASSIFICATIONS-

      Certain reclassifications have been made to the 1994 and 1993 amounts in order to conform with the 1995 presentation.

(3) INVESTMENT IN PREFERRED STOCK
    OF THE TRUST COMPANY OF NEW JERSEY:

   The Company owns 60,000 shares of The Trust Company of New Jersey's (The Trust Company) 9-3/4% preferred stock, which is stated at its original cost. Annual dividends of $585,000, $439,000 and $293,000 were received on the preferred shares in 1995, 1994 and 1993, respectively. In accordance with the agreements, the preferred shares are callable in whole or in part at the option of The Trust Company and there are certain restrictions on the payment and accumulation of dividends. In addition, the Company has agreed to waive its voting rights with respect to these shares.

(4) LONG-TERM DEBT:

   Long-term debt as of December 31 consisted of the following-

                                                    1995           1994
                                                 -----------    -----------
   Term loan payable (a)                         $ 3,500,000    $ 3,900,000
   Note payable (b)                               16,400,000     17,850,000
   Term loans payable (c)                          2,480,000      2,880,000
   Mortgage notes payable (d)                     27,782,000     28,014,000
   Promissory Note (e)                               650,000              0
                                                 -----------    -----------
                                                  50,812,000     52,644,000
   Less-Current portion                            3,514,000      2,484,000
                                                 -----------    -----------
                                                 $47,298,000    $50,160,000
                                                 -----------    -----------
                                                 -----------    -----------

   (a) The term loan payable bears interest at the prime lending rate (8.5% at December 31, 1995). The loan agreement provides for repayment of principal in quarterly installments with the balance due in April, 1999. It also limits the amount of new debt without the bank's approval. The loan is secured by substantially all of the domestic oil and gas producing properties as well as marketable securities with a market value of approximately $2,000,000 at December 31, 1995.

   (b) The note bears interest at the prime lending rate. The note is payable in quarterly installments and matures in September, 1999 and is secured by 30,000 shares of the preferred stock of The Trust Company and marketable securities with a market value of approximately $22,980,000 at December 31, 1995.

   (c) At December 31, 1995, the Company had a term loan payable to The Trust Company totaling $2,480,000 payable in quarterly installments and maturing in August, 1997. The term loan bears interest at the prime lending rate and is collateralized by marketable securities with a market value of approximately $3,267,000 at December 31, 1995.

   (d) At December 31, 1995, the Company had mortgage notes payable to The Trust Company totaling $27,782,000, payable in installments, bearing interest at a weighted average effective interest rate of 7.1%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties.

   (e) The promissory note bears interest at the bank's certificate of deposit rate plus one percent (4.95% at December 31, 1995). The note plus accrued interest was paid in full on March 18, 1996, maturity date.

   The aggregate maturities of the long-term debt in each of the five years subsequent to 1995 are-

               1996                                   $  3,514,000
               1997                                      4,669,000
               1998                                      2,928,000
               1999                                     13,071,000
               2000                                        261,000
               Thereafter                               26,369,000
                                                       -----------
                                                       $50,812,000
                                                       -----------
                                                       -----------

(5) STOCK OPTIONS:

   Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 374,491 shares of common stock were outstanding to officers, key consultants and employees at December 31, 1995.

   In June, 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which up to 450,000 and 150,000 shares, respectively, are available for grant. During 1995, the Company granted 3,000 and 35,000 options to purchase future shares of common stock under the Incentive Plan and Director Plan, respectively.

   The number and terms of the options granted are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

   The following table summarizes stock option activity for 1995 and 1994-

                                               1995                   1994
                                     ----------------------   ----------------------
                                                  Price                     Price
                                     Shares      Low-High      Shares      Low-High
                                     -------    -----------   ---------   -----------
Options outstanding at
  beginning of year                  374,491    $1.00-6.71     502,932    $1.00-$6.92
Adjustment for stock
  dividend                                 0         0          10,895         0
Options granted                       38,000    $6/13-$6.19         0         0
Options exercised                          0         0          (5,983)   $2.39-$5.34
Options terminated and
  expired                                  0         0        (133,353)   $1.00-$5.34
                                     -------    -----------   --------    -----------
Options outstanding at
  end of year (a)                    412,491    $1.00-$6.71    374,491    $1.00-$6.71
                                     -------    -----------   --------    -----------
                                     -------    -----------   --------    -----------
Options exercisable at
  end of year                        367,138    $1.00-$6.71    346,841    $1.00-$6.71
                                     -------    -----------   --------    -----------
                                     -------    -----------   --------    -----------


   (a) At December 31, 1995, options outstanding include 236,667 options ($1.00 to $4.44 per share) granted to certain employees or key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1) by an amount equal to the increase in market value from the date of grant. Included in these options are 212,841 options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 1995, 1994 and 1993, $143,000, $49,000 and $124,000, respectively, was credited to operations, and $331,000, $113,000 and $379,000, respectively, was credited to oil and gas properties relating to such options.

(6) INCOME TAXES:

   Income taxes consist of the following-

                                           1995          1994          1993
                                        ----------    ----------    ----------
   Federal
     Current                            $3,479,000    $  333,000    $  563,000
     Deferred                             (463,000)    1,076,000     1,413,000
                                        ----------    ----------    ----------
                                         3,016,000     1,409,000     1,976,000
                                        ----------    ----------    ----------
   Foreign
     Current                                     0        72,000        55,000
     Deferred                               78,000        80,000       113,000
                                        ----------    ----------    ----------
                                            78,000       152,000       168,000
                                        ----------    ----------    ----------

   State                                   475,000             0             0
                                        ----------    ----------    ----------
                 Total                  $3,569,000    $1,561,000    $2,144,000
                                        ----------    ----------    ----------
                                        ----------    ----------    ----------

   Prior to 1995, no provision for state income taxes was necessary since the Company had net operating loss carryforwards which were available to offset taxable income.

   A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows-

                                            1995          1994          1993
                                         ----------    ----------    ----------
Federal income tax provision
  at statutory rate                      $2,754,000    $1,798,000    $2,351,000
State income tax provision, net of
  Federal benefit                           309,000             0             0
Foreign resource tax credits, net          (129,000)     (112,000)     (170,000)
Dividend exclusion                         (185,000)     (139,000)      (86,000)
Provision for Internal Revenue Service
  review (Note 7)                           785,000             0             0
Other                                        35,000        14,000        49,000
                                         ----------    ----------    ----------

                                         $3,569,000    $1,561,000    $2,144,000
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------
Effective tax rate                          45.4%         30.4%          31.9%
                                         ----------    ----------    ----------
                                         ----------    ----------    ----------

   The deferred income tax (benefit) provision in 1995, 1994 and 1993 amounted to ($385,000), $1,156,000, $1,526,000, respectively. Significant components of deferred tax assets and liabilities as of December 31, 1994 and 1995 were as follows-

                                                         1995           1994
                                                     -----------    -----------
   Deferred tax assets-
     Tax credit carryforwards                        $   259,000    $   215,000
                                                     -----------    -----------
                                                     -----------    -----------
   Deferred tax liabilities-
     Tax over book depreciation, depletion and
       amortization-
         Oil and gas properties -- U. S.             $ 5,081,000    $ 5,050,000
         Oil and gas properties -- Canada              5,138,000      5,482,000
     Unrealized gain on marketable securities          7,728,000      8,319,000
                                                     -----------    -----------
                                                      17,947,000     18,851,000
                                                     -----------    -----------
              Total deferred tax liabilities, net    $17,688,000    $18,636,000
                                                     -----------    -----------
                                                     -----------    -----------

(7) COMMITMENTS AND CONTINGENCIES:

   Federal income tax returns of the Company and its subsidiaries for the years 1975 through 1983 are under review by the Internal Revenue Service. The Company has received a notice of assessment from the Internal Revenue Service and expects to complete final settlement of this Federal tax liability during 1996. Included in accrued liabilities within the consolidated balance sheet at December 31, 1995 is $3,129,000 which management believes is adequate to cover the final settlement.

   The Company does not have significant lease commitments or post retirement benefits.

(8)  SEGMENT INFORMATION:

   Segment information by industry and geographic area is as follows-

                                           1995          1994          1993
                                       ------------  ------------  ------------
   Identifiable assets-
     Oil and gas-United States         $ 18,238,000  $ 18,559,000  $ 18,722,000
     Oil and gas-Canada                  13,333,000    13,164,000    13,274,000
     Real estate                         34,185,000    34,159,000    24,989,000
     Corporate                           38,481,000    37,316,000    47,667,000
                                       ------------  ------------  ------------
                                       $104,237,000  $103,198,000  $104,652,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------
   Gross revenues-
     Oil and gas-United States         $  4,216,000  $  6,148,000  $  6,579,000
     Oil and gas-Canada                   1,456,000     1,778,000     1,926,000
     Real estate                          8,600,000     7,885,000     6,526,000
                                       ------------  ------------  ------------
                                       $ 14,272,000  $ 15,811,000  $ 15,031,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

                                           1995          1994          1993
                                       ------------  ------------  ------------
   Depreciation, depletion
    and amortization-
     Oil and gas-United States         $  1,930,000  $  2,754,000  $  3,613,000
     Oil and gas-Canada                     471,000       396,000       323,000
     Real estate                          1,037,000       870,000       653,000
     Corporate                               13,000        21,000        19,000
                                       ------------  ------------  ------------

                                       $  3,451,000  $  4,041,000  $  4,608,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------
   Capital expenditures-
     Oil and gas-United States         $  1,786,000  $  2,822,000  $  2,760,000
     Oil and gas-Canada                     395,000     1,055,000       676,000
     Real estate                          1,012,000    11,162,000     5,150,000
     Corporate                               19,000        18,000        20,000
                                       ------------  ------------  ------------

                                       $  3,212,000  $ 15,057,000  $  8,606,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------
   Income (loss) from operations-
     Oil and gas-United States         $   (578,000) $    334,000  $    330,000
     Oil and gas-Canada                     221,000       692,000       827,000
     Real estate                          2,712,000     2,415,000     2,200,000
     Corporate                             (324,000)     (503,000)     (533,000)
                                       ------------  ------------  ------------
                                       $  2,031,000  $  2,938,000  $  2,824,000
                                       ------------  ------------  ------------
                                       ------------  ------------  ------------

   All of the Company's investments in marketable securities and preferred stock are held by the United States segment and are included as corporate assets.

(9) OIL AND GAS PRODUCING ACTIVITIES:

   The following data represents the Company's oil and gas producing activity for 1995 and 1994-


                                                         1995          1994
                                                     ------------  ------------
   Capitalized costs (all being amortized)-
     Productive and nonproductive properties         $125,240,000  $122,980,000
     Unevaluated properties                             5,040,000     4,900,000
                                                     ------------  ------------
           Total capitalized costs being amortized    130,280,000   127,880,000
                                                     ------------  ------------
   Less- Accumulated depreciation,
    depletion and amortization                         99,460,000    96,820,000
                                                     ------------  ------------
           Net capitalized costs                     $ 30,820,000  $ 31,060,000
                                                     ------------  ------------
                                                     ------------  ------------

   The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-


                                         United States                        Canada
                             ----------------------------------   ----------------------------------
                                 1995        1994        1993         1995        1994       1993
                             ----------  ----------  ----------   ----------  ----------  ----------
Acquisition of unproved
  properties                 $  153,000  $  110,000  $  425,000   $   78,000  $  147,000  $   87,000
Exploration                     614,000     654,000     287,000      111,000     108,000     136,000
Development                   1,020,000   2,058,000   2,048,000      207,000     800,000     453,000
                             ----------  ----------  ----------   ----------  ----------  ----------
Total costs incurred         $1,787,000  $2,822,000  $2,760,000   $  396,000  $1,055,000  $  676,000
                             ----------  ----------  ----------   ----------  ----------  ----------
                             ----------  ----------  ----------   ----------  ----------  ----------
Revenues from oil and
  gas producing activities   $4,216,000  $6,148,000  $6,579,000   $1,456,000  $1,778,000  $1,926,000
Production costs              2,090,000   2,410,000   2,272,000      434,000     436,000     557,000
Technical support
  and other                     774,000     650,000     364,000      330,000     254,000     219,000
Depreciation, depletion
  and amortization            1,930,000   2,754,000   3,613,000      471,000     396,000     323,000
                             ----------  ----------  ----------   ----------  ----------  ----------
Total expenses                4,794,000   5,814,000   6,249,000    1,235,000   1,086,000   1,099,000
                             ----------  ----------  ----------   ----------  ----------  ----------
Pretax income (loss)
  from oil and gas
  producing activities         (578,000)    334,000     330,000      221,000     692,000     827,000
Income tax provision
  (benefit)                     202,000)    117,000     116,000       27,000     152,000     168,000
                             ----------  ----------  ----------   ----------  ----------  ----------
Results of oil and gas
  producing activities       $ (376,000) $  217,000  $  214,000   $  194,000  $  540,000  $  659,000
                             ----------  ----------  ----------   ----------  ----------  ----------
                             ----------  ----------  ----------   ----------  ----------  ----------


(10) GAIN ON SALES OF MARKETABLE SECURITIES:

     The Company realized gains from the sales of common shares of Jacobs Engineering Group, Inc. (Jacobs) of $9,182,000 in 1995 and $5,457,000 in 1994. As of December 31, 1995 and 1994, the Company continued to hold 1,059,660 and 1,412,960 shares of Jacobs stock at an aggregate cost of $8,756,000 and $7,587,000 and an aggregate market value of $26,492,000 and $26,140,000, respectively.