Form 10-K/A
period 1995-12-31
WILSHIRE OIL CO OF TEXAS
filed 1996-04-29
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A1

                        AMENDING ITEMS 10, 11, 12 and 13

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                       DECEMBER 31, 1995
                         ------------------------------------------------------


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

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Company's Restated Certificate of Incorporation and By-Laws provide for an eight member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class I expires at the 1996 Annual Meeting, Class II at the next succeeding Annual Meeting and Class III at the following succeeding Annual Meeting.

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



                                                                                     YEAR BECAME
                                                                                    DIRECTOR OF THE
NAME                                   CLASS    PRINCIPAL OCCUPATION AND AGE (A)       COMPANY
- ----                                   -----    --------------------------------    ---------------
Dr. Ira F. Braun..................      III     Director of Neuro Interventional         1981
                                                Radiology, Miami Vascular Institute;
                                                Clinical Professor of Radiology,
                                                University of Miami; prior thereto
                                                at Medical College of Virginia.
                                                Age 46.



Milton Donnenberg.................       II     Formerly President, Milton Donnenberg    1981
                                                Assoc., Realty Management, Carlstadt,
                                                N.J. Age 73.



Sam Halpern.......................        I     President, Atlantic Realty Corp.,        1983
                                                Builders and Developers, Woodbridge,
                                                N.J.  Age 75.



S. Wilzig Izak....................       II     Chairman of the Board since              1987
                                                September 20, 1990; Chief Executive
                                                Officer since May 1991; Executive
                                                Vice President (1987-1990); prior thereto,
                                                Senior Vice President.  Age 37.



Eric J. Schmertz, Esq.............        I     Of Counsel to the law firm of Rivkin,    1983
                                                Radler & Kremer since July 1, 1989.
                                                Edward F. Carlough Distinguished
                                                Professor and formerly Dean, Hofstra
                                                University School of Law, Hempstead,
                                                N.Y. Age 70.



Joseph K. Schwartz................       II     President, Joseph K. Schwartz, Inc.,     1981
                                                Realty and Insurance Brokers.  Director,
                                                Ellenville Credit Union.  Age 76.



Dr. William J. Schwartz...........        I     Chief of Opthamology, Good Samaritan     1983
                                                Hospital, Suffern, N.Y.  Age 51



Ernest Wachtel....................      III     President, Ellmax Corp., Builders and    1970
                                                Realty Investors, Elizabeth, N.J.
                                                Age 71.

________________
(a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.


SECTION 16(A) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is aware that Dr. William J. Schwartz, a Director of the Company, did not file timely a Form 4 report for December 1995 to disclose a sale of shares. This form was inadvertently filed six days late.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 1993, 1994 and 1995, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the Chief Executive Officer of the Company and the only other executive officer of the Company whose salary and bonus during 1995 exceeded $100,000 (the "Named Officers"), for services rendered in all capacities during such period.


                        SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
NAME AND CURRENT                      ANNUAL COMPENSATION          COMPENSATION         ALL OTHER
- ----------------                      -------------------         ---------------       ---------
PRINCIPAL POSITION      YEAR      SALARY   BONUS      OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
- ------------------      ----     -------  -------     --------    ---------------    ---------------
S. Wilzig Izak          1995    $108,000      --         --            --            $        187
Chairman and CEO        1994     108,000  $14,000        --            --                     180
                        1993      90,000      --         --            --                     173


Steven A. Gelman        1995      97,500    7,000        --            --                     175
Vice President          1994      93,333    7,000        --            --                     226
and Controller (C)      1993      61,875      --         --            --                      --


________________________

     (A) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles).

     (B) $187 and $175 is the dollar value of insurance premiums paid by the Company in term life insurance policies for Ms. Izak and Mr. Gelman, respectively.


     (C) Mr. Gelman's compensation reflects salary since April 1993, when he commenced employment with the Company. Fees received by Mr. Gelman as a consultant prior to April 1993 are not reflected in the table.

STOCK OPTIONS


      In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan and 1995 Non-Employee Director Stock Option Plan) under which up to 450,000 and 150,000 shares, of common stock respectively, are available for grant. Options may no longer be granted under stock option plans approved prior to 1995; however, certain options granted under such prior plans currently remain outstanding.

      No stock options were granted to the Named Officers during the year ended December 31, 1995 and none of the Named Officers exercised any stock options during 1995. The following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 1995. Also reported are the values for "in-the- money" options, which represent the positive spread between the exercise price of an existing option and $5.75, the closing sale price of the Company's Common Stock on the New York Stock Exchange on December 31, 1995.




                          FISCAL YEAR-END OPTION VALUES
                                                          Value of Unexercised
                           Number of Unexercised        In-the-Money Options at
                            Options at 12/31/95                12/31/95
NAME                     Exercisable/ Unexercisable    Exercisable/Unexercisable
- ------------             --------------------------    -------------------------
S. Wilzig Izak                  76,293/                      $101,330/
                                 3,183                            159

Steven A. Gelman                 4,243/                           212/
                                 1,061                             53



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a formal Compensation Committee. However, the entire Board of Directors performs the functions of such a Committee by establishing compensation policies. S. Wilzig Izak, the Company's Chief Executive Officer, is a member of the Board of Directors. She has abstained from all votes pertaining to her own compensation. Siggi B. Wilzig, the Company's Senior Consultant and former Chairman and President of the Company, has participated in deliberations of the Board concerning executive officer compensation. Mr. Wilzig has no vote with respect to such matters.

     During the first quarter of 1996, the Company acquired real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate price of approximately $3 million. The purchase prices for these properties were based upon, among other things, independent MAI appraisals. This transaction was not financed by TCNJ. At March 31, 1996, the Company had mortgage loans payable to TCNJ in the aggregate principal amount of $27.7 million at a weighted average effective interest rate of approximately 7.1% per annum. At March 31, 1996, the Company also had term loans payable to TCNJ in the aggregate principal amount of $2,380,000, secured by marketable securities; such loans bear interest at the prime lending rate. Siggi B. Wilzig, whose shareholdings of the Company are described under Item 12 herein, is an officer, director and significant shareholder of TCNJ.

DIRECTOR COMPENSATION

     Each director, other than S. Wilzig Izak, receives an annual fee of $10,000. Members of the Executive Committee, other than S. Wilzig Izak, also receive a fee of $4,000 and members of the Audit Committee and Stock Option Committee also receive an annual fee of $2,000. Additionally, each director, other than S. Wilzig Izak, was granted in 1995 5,000 options to purchase shares of common stock pursuant to the 1995 Non-Employee
Director Stock Option Plan approved by shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of March 31, 1996:



     Name and Address               Amount and Nature of
   of Beneficial Owner              Beneficial Ownership       Percent of Class
- ---------------------------------   ----------------------    ------------------

Siggi B. Wilzig                        1,125,771(1)                 11.69%
  921 Bergen Avenue
  Jersey City, New Jersey  07306



Dimensional Fund Advisors, Inc.          668,124(2)                  7.11%
   1299 Ocean Avenue, Suite 650
   Santa Monica, CA  90401
____________________

(1) Includes 234,695 shares of Common Stock that could be obtained by Mr. Wilzig on the exercise of stock options exercisable within 60 days of March 31, 1996. Mr. Wilzig, former Chairman and President of the Company, serves as the Senior Consultant to the Company at a remuneration of $90,000 per year. His duties include financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 1995, Dimensional
     Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 668,124 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     The following table presents information with respect to the shares of the Company's Common Stock beneficially owned as of March 31, 1996 by (i) each of the Company's directors and (ii) each Named Officer who is not a director:



                              Common Stock      Beneficially Owned
     Name                       Shares         Percentage of Class(a)
     --------------------     ------------   --------------------------
     Dr. Ira F. Braun           11,867                 0.13%

     Milton Donnenberg          11,806                 0.13

     Sam Halpern                42,649                 0.45

     Eric J. Schmertz, Esq.     12,542                 0.13

     Joseph K. Schwartz         15,598                 0.17

     Dr. William J. Schwartz   132,806((b))            1.41

     Ernest Wachtel             85,623                 0.91

     S. Wilzig Izak            107,611((c))            1.13

     Steven Gelman               4,243((d))            0.05

____________________________
(a) The shares of the Company's Common Stock reflected in this table are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.
(b) Includes 26,032 shares of stock owned by a profit sharing plan, 27,052 shares owned by Dr. Schwartz' wife and 2,866 shares owned by or on behalf of Dr. Schwartz' children.

(c) Includes 76,293 shares of stock that could be obtained by S. Wilzig Izak on the exercise of options exercisable within 60 days of March 31, 1996.
(d) Represents 4,243 shares of stock that could be obtained by Steven A. Gelman on the exercise of options exercisable within 60 days of March 31, 1996.



          At March 31, 1996, all directors and executive officers as a group (ten persons) beneficially owned equity securities as follows including an aggregate of 89,077 shares that could be obtained on the exercise of options exercisable within 60 days of March 31, 1996:



     Title of Class        Amount Beneficially Owned       Percent of Class
     ------------------    -------------------------       ----------------
     Common Stock                433,286                       4.57%
      ($1.00 par value)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See Item 11 -- "Compensation Committee Interlocks and Insider Participation.''

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


                                  WILSHIRE OIL COMPANY OF TEXAS
                                  -----------------------------
                                         (Registrant)

                    DIRECTORS:

                                   By:/s/ S. Wilzig Izak
                                      ---------------------------------
                                       S. Wilzig Izak, Director


                                   By:/s/ William Schwartz, M.D.
                                      ---------------------------------
                                       William Schwartz, M.D., Director


                                   By:/s/ Joseph K. Schwartz
                                      ---------------------------------
                                       Joseph K. Schwartz, Director


                                   By:/s/ Milton Donnenberg
                                      ---------------------------------
                                       Milton Donnenberg, Director


                                   By:/s/ Ernest Wachtel
                                      ---------------------------------
                                       Ernest Wachtel, Director

                    OFFICERS:

                                   By:/s/ S. Wilzig Izak
                                      ---------------------------------
                                         S. Wilzig Izak
                                   Chairman of the Board and Chief
                                     Executive Officer
                                   (Duly Authorized Officer and
                                     Chief Financial Officer)

Date:   April 24, 1996