Form 10-Q
period 1996-03-31
WILSHIRE OIL CO OF TEXAS
filed 1996-05-21
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.    20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1996                    Commission file number 1-467
                  --------------



                           WILSHIRE OIL COMPANY OF TEXAS
- --------------------------------------------------------------------------------
             (Exact name of registrants as specified in its charter)


Delaware                                                          84-0513668
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                           07306-4204
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number  -  including area code             (201) 420-2796
- --------------------------------------------------------------------------------

                                    NO CHANGE
- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last reports.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   x    No
                                    -----     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value -----9,303,595

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                        Page No.
                                                                        --------

Part I    Financial Information


          Financial Information:                                      1
          Consolidated Balance Sheets -
          March 31, 1996 and December 31, 1995


          Consolidated Statements of Income -                         2
          Three months ended March 31, 1996 and 1995


          Consolidated Statements of Cash Flows -                     3
          Three months ended March 31, 1996 and 1995


          Notes to Consolidated Financial Statements                  4


          Management's Discussion and Analysis                         5, 6, & 7
          of Financial Condition and Results of  Operations



Part II   Other Information                                           8

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


      ASSETS                                            March 31,  December 31,
                                                          1996         1995
                                                          ----         ----

CURRENT ASSETS:
  Cash and cash equivalents                             $  1,398    $  1,601
  Accounts receivable (Note 1)                             4,975       1,013
  Marketable securities, stated at market
   value in 1996 and 1995                                 30,086      30,521
  Prepaid expenses and other current assets                  371         341
                                                        --------    --------

         Total current assets                             36,830      33,476
                                                        --------    --------

INVESTMENT IN PREFERRED STOCK OF
    THE TRUST COMPANY OF NEW JERSEY                        6,000       6,000
                                                        --------    --------


PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
         full cost method of accounting                  131,022     130,280
  Real estate properties                                  39,635      36,535
  Other property and equipment                               418         410
                                                        --------    --------
                                                         171,075     167,225
  Less - Accumulated depreciation,
         depletion and amortization                      103,440     102,515
                                                        --------    --------
                                                          67,635      64,710
                                                        --------    --------
                                                        $110,465    $104,186
                                                        --------    --------
                                                        --------    --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                    $   2,925    $  3,514
  Accounts payable                                         2,959       2,042
  Accrued liabilities                                      5,004       4,170
                                                        --------    --------
         Total current liabilities                        10,888       9,726
                                                        --------    --------

LONG - TERM DEBT, less current portion                    50,337      47,298
                                                        --------    --------

DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES                                18,421      17,688
                                                        --------    --------


SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    issued 10,013,544 and 10,013,544
    shares in 1996 and 1995                               10,014      10,014
  Capital in excess of par value                           9,791       9,925
  Unrealized gain on marketable
    securities ($17,783 in 1996 and $17,174 in
    1995), net of deferred income taxes                    9,782       9,446
  Retained earnings                                        8,105       6,459
                                                        --------    --------
                                                          37,692      35,844
         Less -
           Treasury stock, 709,947 and 621,313
             shares in 1996 and 1995, at cost              4,536       4,010
           Cumulative foreign currency
             translation adjustment                        2,337       2,360
                                                        --------    --------
                                                          30,819      29,474
                                                        --------    --------
                                                        $110,465    $104,186
                                                        --------    --------
                                                        --------    --------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                       March 31,   March 31,
                                                         1996        1995
                                                         ----        ----

REVENUES
Oil & Gas                                              $   1,349   $   1,635
Real Estate                                                2,191       2,084
                                                       ---------   ---------
         Total Revenues                                    3,540       3,719


COSTS AND EXPENSES
Oil and Gas Production Expenses                              611         686
Real Estate Operating Expenses                             1,238       1,216
Depreciation, depletion and amortization                     898         947
General and Administrative                                   232         256
                                                       ---------   ---------
              Total Costs and Expenses                     2,979       3,105
                                                       ---------   ---------
              Income from Operations                         561         614


OTHER INCOME (EXPENSE)                                       (63)        160

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                     3,040       2,202

INTEREST EXPENSE                                            (997)     (1,060)
                                                       ---------   ---------

   Income before provision
      for income taxes                                     2,541       1,916

PROVISION FOR INCOME TAXES                                   889         586
                                                       ---------   ---------

              Net income                                $  1,652    $  1,330
                                                       ---------   ---------


AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                          9,330,164   9,671,663
                                                       ---------   ---------


INCOME PER COMMON SHARE                                     $.18        $.14
                                                       ---------   ---------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)

                                                     For The Three Months Ended
                                                     --------------------------
                                                       March 31,   March 31,
                                                         1996        1995
                                                         ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                            $ 1,652   $   1,330
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Depreciation, depletion and amortization                  898         947
   Deferred income tax provision                             488          74
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net             (134)       (297)
   Gain on sales of marketable securities                 (3,040)     (2,202)
   Foreign currency transactions                               -
   Changes in operating assets and liabilities -
      (Increase) decrease in receivables                    (922)       (270)
   (Increase) in prepaid expenses and other
      current assets                                         (30)        588
   Increase (decrease) in accounts payable,
      accrued and other liabilities                        2,207        (471)
                                                         -------     -------
   Net cash provided by (used in)
     operating activities                                $ 1,119     $  (301)
                                                         -------     -------


CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures, net                              (3,263)       (446)
   Purchase of marketable securities                         -0-      (1,392)
   Proceeds from sales of marketable securities              -0-       2,074
                                                         -------     -------
   Net cash provided by (used in)
     investing activities                                ($3,263)    $   236
                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt                3,750           -
   Principal payment of long term debt                    (1,300)       (558)
   Purchase of treasury stock                               (526)      (   1)
   Exercise of stock options                                   -           -
   Other                                                       -         116
                                                         -------     -------


   Net cash provided by (used in)
      financing activities                               $ 1,924     $  (443)
                                                         -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       17          49
                                                         -------     -------
   Net increase (decrease) in cash and
      cash equivalents                                      (203)       (459)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     1,601         907
                                                         -------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $ 1,398     $   448
                                                         -------     -------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for -
   Interest, net of amounts capitalized               $      949   $   1,022
   Income taxes, net                                         380          43
                                                         -------     -------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1996 (Unaudited)

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


2.   DESCRIPTION OF BUSINESS:

     Wilshire Oil Company of Texas is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted both in its own name and through several wholly-owned subsidiaries in the United States and Canada. Crude oil and natural gas productions are sold to oil refineries and natural gaspipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Texas and Georgia. The Company also maintains investments in marketable securties.


3.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $3,040,000 for the three months ended March 31, 1996 and $2,202,000 for the three months March 31, 1995. Included in accounts receivable on the March 31, 1996 consolidated balance sheet are proceeds due on first quarter 1996 sales of securities.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the quarter ended March 31 increased from $1,330,000 in 1995 to $1,652,000 in 1996.

     Oil and gas revenues were $1,349,000 in the first quarter of 1996 as compared with $1,635,000 in 1995. This decrease was due to production declines from quarter to quarter. Much of this decrease in production is typical of the natural decline experienced in a "horizontal well" drilling program. Real estate revenues increased from $2,084,000 in 1995 to $2,191,000 in 1996. This increase was attributable to generally higher rents and occupancy.

     Overall, costs and expenses were comparable from quarter to quarter, amounting to $2,979,000 in 1996 and $3,105,000 in 1995. Oil and gas production expense decreased by $75,000, real estate operating expenses increased by $22,000, depreciation, depletion and amortization decreased by $49,000, and general and administrative expenses decreased by $24,000.

     Gain on sales of marketable securities was $3,040,000 in 1996 as compared with $2,202,000 in 1995.

     Interest expense decreased from $1,060,000 in the first quarter of 1995 to $997,000 in 1996. This decrease is attributable to lower interest rates in 1996.

     The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.



ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of March 31, 1996, the gross unrealized gain on marketable securities was $17,783,000. This amount, net of related deferred income taxes of $8,001,000, is included as a credit to shareholders' equity in the Company's March 31, 1996 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES


     At March 31, 1996 the Company had approximately $12.3 million in marketable securities at cost, with a market value of approximately $30.1 million. The current ratio at March 31, 1996 was 3.38 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $26 million at March 31, 1996.

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

     During the first quarter of 1996, the Company acquired real estate properties from The Trust Company of New Jersey at an aggregate purchase price of approximately $3 million. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. Accordingly, while the Company anticipates that it will actively explore real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was $1,119,000 in 1996 and $(301,000) in 1995. The increase in 1996 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $(3,263,000) in 1996 and $236,000 in 1995. The decrease in 1996 was principally attributable to the first quarter acquisition of real estate properties discussed above.

     Net cash provided by (used in) financing activities was $1,924,000 in 1996 and $(443,000) in 1995. The variation principally relates to the issuance of long-term debt in connection with the aforementioned purchases of real estate properties during the first quarter of 1996.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                          PART II -  OTHER INFORMATION


ITEM 1, 2, 3, 4, 5   - NOT APPLICABLE

ITEM 6 -               EXHIBITS AND REPORTS ON FORM 8-K

     A Form 8-K was filed on February 16, 1996 relating to an amendment to the Registrant's By- Laws.

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                   WILSHIRE OIL COMPANY OF TEXAS
                                   (Registrant)








Date:  May 15, 1996                /s/ S. Wilzig Izak
       ------------                -----------------------------------------
                              By:  S. Wilzig Izak
                                   Chairman of the Board and Chief Executive
                                   Officer (Duly Authorized Officer and Chief
                                   Financial Officer)