Form 10-K/A
period 1995-12-31
WILSHIRE OIL CO OF TEXAS
filed 1996-05-23
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A2

                                AMENDING ITEM 11

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


                        SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
NAME AND CURRENT                      ANNUAL COMPENSATION          COMPENSATION         ALL OTHER
- ----------------                      -------------------         ---------------       ---------
PRINCIPAL POSITION      YEAR      SALARY   BONUS      OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
- ------------------      ----     -------  -------     --------    ---------------    ---------------
S. Wilzig Izak          1995    $117,000  $14,000        --            --            $        187
Chairman and CEO        1994     108,000   14,000        --            --                     180
                        1993      90,000      --         --            --                     173


Steven A. Gelman        1995      97,500    7,000        --            --                     175
Vice President          1994      93,333    7,000        --            --                     226
and Controller (C)      1993      61,875      --         --            --                      --


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

Date:   May 22, 1996