Form 10-Q
period 1996-06-30
WILSHIRE OIL CO OF TEXAS
filed 1996-08-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended        June 30, 1996            Commission file number 1-467
                  -------------------------------




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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes |x|    No | |

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value -----9,288,602

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                        Page No.
Part I  Financial Information


        Financial Information:                                              1
        Consolidated Balance Sheets -
        June 30, 1996 and December 31, 1995


        Consolidated Statements of Operations -                             2
        Six months ended June 30, 1996 and 1995


        Consolidated Statements of Operations -                             3
        Three months ended June 30, 1996 and 1995


        Consolidated Statements of Cash Flows -                             4
        Six months ended June 30, 1996 and 1995


        Notes to Consolidated Financial Statements                          5


        Management's Discussion and Analysis                                6,7
         of Financial Condition and Results of  Operations



Part II           Other Information                                         8

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


       ASSETS                                             JUNE 30,  DECEMBER 31,
                                                            1996          1995
                                                          ---------- -----------
CURRENT ASSETS:
  Cash and cash equivalents                                  $  1,011   $  1,601
  Accounts receivable                                             752      1,013
  Marketable securities, stated at market
    value in 1996 and 1995                                     25,707     30,521
  Prepaid expenses and other current assets                       338        341
                                                             --------   --------

         Total current assets                                  27,808     33,476
                                                             --------   --------

INVESTMENT IN PREFERRED STOCK OF
    THE TRUST COMPANY OF NEW JERSEY                             6,000      6,000
                                                             --------   --------


PROPERTY AND EQUIPMENT
   Oil and gas properties, using the
           full cost method of accounting                     131,628    130,280
   Real estate properties                                      39,956     36,535
   Other property and equipment                                   420        410
                                                             --------   --------
                                                              172,004    167,225
 Less - Accumulated depreciation,
          depletion and amortization                          104,422    102,515
                                                             --------   --------
                                                               67,582     64,710
                                                             --------   --------
                                                             $101,390   $104,186
                                                             ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                         $  3,150   $  3,514
   Accounts payable                                             2,914      2,042
   Accrued liabilities                                          3,455      4,170
                                                             --------   --------
         Total current liabilities                              9,519      9,726
                                                             --------   --------

LONG - TERM DEBT, less current portion                         45,167     47,298
                                                             --------   --------

DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES                                     16,565     17,688
                                                             --------   --------


SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      issued 10,013,544
      shares in 1996 and 1995                                  10,014     10,014
   Capital in excess of par value                              10,176      9,925
   Unrealized gain on marketable
      securities ($13,507 in 1996 and $17,174 in 1995),
      net of deferred income taxes                              7,402      9,446
   Retained earnings                                            9,458      6,459
                                                             --------   --------
                                                               37,050     35,844
         Less -
            Treasury stock, 724,942 and 621,313
                 shares in 1996 and 1995, at cost               4,596      4,010
            Cumulative foreign currency
                 translation adjustment                         2,315      2,360
                                                             --------   --------
                                                               30,139     29,474
                                                             --------   --------
                                                             $101,390   $104,186
                                                             ========   ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED
                                                   -----------------------------

                                                     JUNE 30,        JUNE 30,
                                                       1996            1995
                                                   -----------    -------------

REVENUES
Oil & gas                                          $     2,730      $     3,013
Real estate                                              4,586            4,239
                                                   -----------      -----------
         Total revenues                                  7,316            7,252


COSTS AND EXPENSES
Oil and gas production expenses                          1,225            1,362
Real estate operating expenses                           2,634            2,372
Depreciation, depletion and amortization                 1,901            2,077
General and administrative                                 853              689
                                                   -----------      -----------
         Total costs and expenses                        6,613            6,500
                                                   -----------      -----------
         Income from operations                            703              752


OTHER INCOME                                               101              328

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                   5,673            4,900

INTEREST EXPENSE                                        (1,984)          (2,111)
                                                   -----------      -----------

   Income before provision
      for income taxes                                   4,493            3,869
                                                   -----------      -----------

PROVISION FOR INCOME TAXES                               1,438            1,235
                                                   -----------      -----------
                  Net income                       $     3,055      $     2,634
                                                   -----------      -----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                        9,314,238        9,651,016
                                                   -----------      -----------

INCOME PER COMMON SHARE                            $       .33      $       .27
                                                   -----------      -----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED
                                          ---------------------------

                                             JUNE 30,    JUNE 30,
                                              1996         1995
                                          -----------   ----------

REVENUES
Oil & gas                                  $    1,381   $    1,378
Real estate                                     2,395        2,155
                                           ----------   ----------
         Total revenues                         3,776        3,533



COSTS AND EXPENSES
Oil and gas production expenses                   614          676
Real estate operating expenses                  1,396        1,156
Depreciation, depletion and amortization        1,003        1,130
General and administrative                        621          433
                                           ----------   ----------
         Total costs and expenses               3,634        3,395
                                           ----------   ----------
                  Income from operations          142          138


OTHER INCOME                                      164          168

GAIN ON SALES OF MARKETABLE
   SECURITIES (NOTE 3)                          2,633        2,698

INTEREST EXPENSE                                 (987)      (1,051)
                                           ----------   ----------

   Income before provision
      for income taxes                          1,952        1,953
                                           ----------   ----------

PROVISION FOR INCOME TAXES                        549          649
                                           ----------   ----------
                  Net income                    1,403   $    1,304
                                           ----------   ----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:               9,298,313    9,637,942
                                           ----------   ----------

INCOME PER COMMON SHARE                    $      .15   $      .14
                                           ----------   ----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000'S OMITTED)
                                   (UNAUDITED)
                                                 FOR THE SIX MONTHS ENDED
                                                 ------------------------
                                                  JUNE 30,    JUNE 30,
                                                   1996        1995
                                                 ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                      $ 3,055    $ 2,634
   Adjustments to reconcile net income
     to net cash provided by operating
     activities -
   Depreciation, depletion and amortization          1,901      2,077
   Deferred income tax provision                       549        696
   Amortization (adjustment) of deferred
      and unearned compensation in connection
      with non-qualified stock option plan, net        236       (296)
   Gain on sales of marketable securities           (5,673)    (4,900)
   Foreign currency transactions                       --         --
   Changes in operating assets and liabilities -
   (Increase) decrease in receivables                  261       (215)
   (Increase) decrease in prepaid expenses and
     other current assets                                3       (161)
   Increase (decrease) in accounts payable,
      accrued and other liabilities                    164        161
                                                    ------     ------
 Net cash provided by (used in)
      operating activities                         $   496    $    (4)
                                                   -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net                        (4,779)    (1,415)
   Purchase of marketable securities                  (167)    (1,918)
   Proceeds from sales of marketable
     securities                                      6,881      5,044
                                                   -------    -------
   Net cash provided by (used in)
      investing activities                         $ 1,935    $ 1,711
                                                   -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt          3,950       --
   Principal payment of long term debt              (6,445)   (1,159)
   Purchase of treasury stock                         (593)     (425)
   Exercise of stock options                            22       --
   Other                                               --        --
                                                   -------   -------
   Net cash provided by (used in)
      financing activities                         ($3,066)   ($1,584)
                                                   -------   -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 45          3
                                                   -------   -------
   Net increase (decrease) in cash and
      cash equivalents                                (590)       126

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                               1,601        907
                                                   -------   -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                   $ 1,011    $ 1,033
                                                   -------   -------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for -
   Interest, net of amounts capitalized            $ 1,881    $ 1,982
   Income taxes, net                                 2,837        221
                                                   -------   -------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 (UNAUDITED)



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

2.   DESCRIPTION OF BUSINESS:

     Wilshire Oil Company of Texas is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted both in its own name and through several wholly-owned subsidiaries in the United States and Canada. Crude oil and natural gas productions are sold to oil refineries and natural gas pipeline companies. The company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Texas and Georgia. The Company also maintains investments in marketable securities.

3.   GAIN ON SALES OF MARKETABLE SECURITIES

     The company realized gains from the sales of marketable securities of $5,673,000 and $4,900,000 for the six months ended June 30, 1996 and 1995, respectively, and $2,633,000 and $2,698,000 for the three months ended June 30, 1996 and 1995, respectively .

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net income for the six months ended June 30 increased from $2,634,000 in 1995 to $3,055,000 in 1996. Net income for the quarter ended June 30 increased from $1,304,000 in 1995 to $1,403,000 in 1996.

     Oil and gas revenues were $2,730,000 in the first half of 1996 as compared with $3,013,000 in 1995. This decrease was due to production declines from period to period. Much of this decrease in production is typical of the natural decline experienced in a "horizontal well" drilling program. Real estate revenues increased from $4,239,000 in the first half of 1995 to $4,586,000 in 1996. This increase was principally attributable to the operations of investment real estate properties acquired in 1996 as well as generally higher rents and occupancy.

     Total costs and expenses were comparable from half to half, amounting to $6,613,000 in 1996 and $6,500,000 in 1995. Oil and gas production expense decreased by $137,000 and depreciation, depletion, and amortization decreased by $176,000. General and administrative expense increased by $164,000, and real estate operating expense increased by $262,000, principally due to the newly acquired properties in 1996.

     Interest expense decreased from $2,111,000 in the first half of 1995 to $1,984,000 in 1996. This decrease is attributable to a reduced level of long-term debt and lower interest rates in general in 1996. Gain on sales of marketable securities was $5,673,000 in 1996 as compared with $4,900,000 in 1995. The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States.


Accounting for Certain Investments in Debt and Equity Securities

     The Company has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of June 30, 1996, the gross unrealized gain on marketable securities was $13.5 million. This amount, net of related deferred income taxes of $6.1 million, is included as a credit to shareholders' equity in the Company's June 30, 1996 consolidated balance sheet.

Liquidity and Capital Resources

         At June 30, 1996 the Company had approximately $12.2 million in marketable securities at cost, with a market value of approximately $25.7 million. The current ratio at June 30, 1996 was 2.9 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $18.3 million at June 30, 1996.

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

         Net cash provided by (used in) operating activities was $496,000 and $(4,000) in the first six months of 1996 and 1995, respectively. The changes principally relate to changes in operating assets and liabilities.

         Net cash provided by (used in) investing activities was $1,935,000 and $1,711,000 in the first six months of 1996 and 1995, respectively. Variations in purchases of marketable securities, proceeds from sales of marketable securities, and capital expenditures, including the 1996 first quarter acquisition of $3 million of real estate properties, contributed to these changes.

         Net cash provided by (used in) financing activities was $(3,066,000) and $(1,584,000) in the first half of 1996 and 1995, respectively. The variation relates to both the issuance of long-term debt in connection with purchases of real estate properties during 1996 and principal payments of long-term debt.

         The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                           PART II - OTHER INFORMATION


ITEM 1, 2, 3, 4, 5   - NOT APPLICABLE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     NO FORM 8-K WAS FILED DURING THE QUARTER ENDED JUNE 30, 1996.

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           WILSHIRE OIL COMPANY OF TEXAS
                           (Registrant)




Date: August 13, 1996      /s/S. Wilzig Izak
      ---------------      -----------------
                      By:  S. Wilzig Izak
                           Chairman of the Board and Chief Executive Officer
                           (Duly Authorized Officer and Chief Financial Officer)