Form 10-Q
period 1996-09-30
WILSHIRE OIL CO OF TEXAS
filed 1996-11-04
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended        September 30, 1996       Commission file number 1-467
                  -------------------------------





                          WILSHIRE OIL COMPANY OF TEXAS
--------------------------------------------------------------------------------
             (Exact name of registrants as specified in its charter)

           Delaware                                             84-0513668
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

921 Bergen Avenue--Jersey City, New Jersey                      07306-4204
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

 Registrant's telephone number--including area code           (201)  420-2796
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

                      Common Stock $1 Par Value--9,285,384

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I   Financial Information

         Financial Information:                                            1
         Consolidated Balance Sheets--
         September 30, 1996 and December 31, 1995

         Consolidated Statements of Operations--                           2
         Nine months ended September 30, 1996 and 1995


         Consolidated Statements of Operations--                           3
         Three months ended September 30, 1996 and 1995


         Consolidated Statement of Cash Flows--                            4
         Nine months ended September 30, 1996 and 1995


         Notes to Consolidated Financial Statements                        5

         Management's Discussion and Analysis                            6 & 7
         of Financial Condition and Results of Operations



Part II  Other Information                                                 8

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                    September 30,   December 31,
       ASSETS                                           1996            1995
                                                    -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                           $  1,088        $  1,601
  Accounts receivable                                      841           1,013
  Marketable securities,  at market value               21,330          30,521
  Prepaid expenses and other current assets                276             341
                                                      --------        --------
         Total current assets                           23,535          33,476
                                                      --------        --------
INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY                        6,000           6,000
                                                      --------        --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
    full cost method of accounting                     131,698         130,280
  Real estate properties                                40,172          36,535
  Other property and equipment                             381             410
                                                      --------        --------
                                                       172,251         167,225
Less--Accumulated depreciation,
  depletion and amortization                           105,568         102,515
                                                      --------        --------
                                                        66,683          64,710
                                                      --------        --------
                                                      $ 96,218        $104,186
                                                      ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                   $  3,700        $  3,514
  Accounts payable                                       2,841           2,042
  Accrued liabilities                                    2,653           4,170
                                                      --------        --------
       Total current liabilities                         9,194           9,726
                                                      --------        --------
LONG--TERM DEBT, less current portion                   44,046          47,298
                                                      --------        --------
DEFERRED INCOME TAXES                                   15,443          17,688
                                                      --------        --------
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    issued 10,013,544
    shares in 1996 and 1995                             10,014          10,014
  Capital in excess of par value                         9,877           9,925
  Unrealized gain on marketable securities
    ($9,176 in 1996 and $17,174 in 1995),
    net of deferred income taxes                         5,050           9,446
  Retained earnings                                      9,557           6,459
                                                      --------        --------
                                                        34,498          35,844
       Less--
         Treasury stock, 728,160 and 621,313
           shares in 1996 and 1995, at cost              4,659           4,010
         Cumulative foreign currency
           translation adjustment                        2,304           2,360
                                                      --------        --------
                                                        27,535          29,474
                                                      --------        --------
                                                      $ 96,218        $104,186
                                                      ========        ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                  FOR THE NINE MONTHS ENDED
                                                ---------------------------
                                                September 30,   September 30,
                                                    1996            1995
                                                -------------   -------------
REVENUES
Oil & Gas                                        $    4,237      $    4,428
Real Estate                                           6,923           6,403
                                                 ----------      ----------
         Total Revenues                              11,160          10,831


COSTS AND EXPENSES
Oil and Gas Production Expenses                       1,817           2,047
Real Estate Operating Expenses                        3,950           3,593
Depreciation, depletion and amortization              3,051           3,402
General and Administrative                            1,036           1,015
                                                 ----------      ----------
         Total Costs and Expenses                     9,854          10,057
                                                 ----------      ----------
                  Income from Operations              1,306             774


OTHER INCOME                                            347             528

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                7,208           5,946

INTEREST EXPENSE                                    ( 2,935)         (3,123)
                                                 ----------      ----------

   Income before provision
      for income taxes                                5,926           4,125

PROVISION FOR INCOME TAXES                            1,845           1,274
                                                 ----------      ----------
                  Net income                     $    4,081      $    2,851
                                                 ----------      ----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                     9,304,676       9,630,632
                                                 ----------      ----------

INCOME PER COMMON SHARE                          $      .44      $      .30
                                                 ----------      ----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                               FOR THE THREE MONTHS ENDED
                                              ------------------------------
                                              September 30,    September 30,
                                                  1996             1995
                                              -------------    -------------
REVENUES
Oil & Gas                                     $    1,507         $    1,415
Real Estate                                        2,337              2,164
                                              -----------        ----------
         Total Revenues                            3,844              3,579

COSTS AND EXPENSES
Oil and Gas Production Expenses                      592                685
Real Estate Operating Expenses                     1,316              1,221
Depreciation, depletion and amortization           1,150              1,325
General and Administrative                           183                326
                                              ----------         ----------
         Total Costs and Expenses                  3,241              3,557
                                              ----------         ----------
         Income from Operations                      603                 22

OTHER INCOME                                         246                200

GAIN ON SALES OF MARKETABLE
  SECURITIES (Note 3)                              1,535              1,046

INTEREST EXPENSE                                  (  951)            (1,012)
                                              ----------         ----------
  Income before provision
    for income taxes                               1,433                256

PROVISION FOR INCOME TAXES                           407                 39
                                              ----------         ----------
         Net income                                1,026         $      217
                                              ----------         ----------

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING:                    9,285,760          9,590,530
                                              ----------         ----------
INCOME PER COMMON SHARE                       $      .11         $      .02
                                              ----------         ----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)


                                                           For The Nine Months Ended
                                                         -----------------------------
                                                         September 30,   September 30,
                                                              1996            1995
                                                         -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                            $  4,081           $  2,851
   Adjustments to reconcile net income to net
      cash provided by operating activities--

   Depreciation, depletion and amortization                 3,051              3,402
   Deferred income tax provision                            1,359                874
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net             (  59)              (182)
   Gain on sales of marketable securities                  (7,208)            (5,946)
   Foreign currency transactions                             --                 --
   Changes in operating assets and liabilities--
   (Increase) decrease in receivables                         172              1,026
   (Increase) in prepaid expenses and other
      current assets                                           65                570
   Increase (decrease) in accounts payable,
      accrued and other liabilities                        (1,185)            (  288)
                                                         --------           --------
 Net cash provided by (used in)
      operating activities                               $    276           $  2,307
                                                         --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net                             (  5,026)          (  2,462)
   Purchase of marketable securities                     (    167)          (  2,473)
   Proceeds from sales of marketable securities             8,566              5,915
                                                         --------           --------

   Net cash provided by (used in)
      investing activities                               $  3,373           $    980
                                                         --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt                 3,950               --
   Principal payment of long term debt                   (  7,016)          (  1,792)
   Purchase of treasury stock                            (    656)          (    522)
   Cash Dividends                                        (    465)          (    674)
   Other                                                       18           (     14)
                                                         --------           --------

   Net cash provided by (used in)
      financing activities                               ($ 4,169)          ($ 3,002)
                                                         --------           --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         7                  7
                                                         --------           --------
   Net increase (decrease) in cash and
      cash equivalents                                       (513)               292

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                      1,601                907
                                                         --------           --------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                          $ 1,088           $  1,199
                                                         --------           --------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for--
   Interest, net of amounts capitalized                   $ 2,742           $  2,921
   Income taxes, net                                        2,884                453
                                                         --------           --------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1996 (Unaudited)

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

3.  GAIN ON SALES OF MARKETABLE SECURITIES

    The Company realized gains from the sales of marketable securities of $7,208,000 and $5,946,000 for the nine months ended September 30, 1996 and 1995, respectively, and $1,535,000 and $1,046,000 for the three months ended September 30, 1996 and 1995, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net income for the nine months ended September 30 increased from $2,851,000 in 1995 to $4,081,000 in 1996. Net income for the quarter ended September 30 increased from $217,000 in 1995 to $1,026,000 in 1996.

     Consolidated revenues for the nine months ended September 30 increased from $10,831,000 in 1995 to $11,160,000 in 1996. Oil and gas revenues were $4,237,000 in the first nine months of 1996 as compared with $4,428,000 in 1995. Real estate revenues increased from $6,403,000 in the first nine months of 1995 to $6,923,000 in 1996. This increase was principally attributable to the operations of investment real estate properties acquired in 1996 as well as generally higher rents and occupancy.

     Total costs and expenses were comparable from period to period amounting to $9,854,000 in 1996 and $10,057,000 in 1995. Oil and gas production expense decreased by $230,000 and depreciation, depletion and amortization decreased by $351,000. General and administrative expense increased by $21,000 and real estate operating expenses increased by $357,000, principally due to the newly acquired properties in 1996.

     Interest expense decreased from $3,123,000 in the first nine months of 1995 to $2,935,000 in 1996. This decrease is attributable to a reduction in long-term debt and lower interest rates in 1996. Gain on sales of marketable securities was $7,208,000 in 1996 as compared with $5,946,000 in 1995. The provision for income taxes includes Federal and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Accounting for Certain Investments in Debt and Equity Securities

     The Company has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of September 30, 1996, the gross unrealized gain on marketable securities was $9.2 million. This amount, net of related deferred income taxes of $4.1 million, is included as a credit to shareholders' equity in the Company's September 30, 1996 consolidated balance sheet.

Liquidity and Capital Resources

     At September 30, 1996 the Company had approximately $12 million in marketable securities at cost, with a market value of approximately $21.3 million. The current ratio at September 30, 1996 was 2.6 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $14 million at September 30, 1996.

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

     Net cash provided by (used in) operating activities was $276,000 and $2,307,000 in the first nine months of 1996 and 1995, respectively. The changes principally relate to changes in operating assets and liablilities.

     Net cash provided by (used in) investing activities was $3,373,000 and $980,000 in the first nine months of 1996 and 1995, respectively. Variations in purchases of marketable securities, proceeds from sales of marketable securities, and capital expenditures, including the 1996 first quarter acquisition of $3 million of real estate properties, contributed to these changes.

     Net cash provided by (used in) financing activities was $(4,169,000) and $(3,002,000) in the first nine months of 1996 and 1995, respectively. The variation relates to both the issuance of long-term debt in connection with purchases of real estate properties during 1996 and principal payments of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                           PART II--OTHER INFORMATION

Item 1, 2, 3, 4, 5--Not applicable

Item 6--            Exhibits and Reports on Form 8-K

     Form 8-K, dated June 21, 1996, was filed on July 9, 1996, to report the issuance of Rights pursuant to the adoption of a Stockholder Protection Rights Plan.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WILSHIRE OIL COMPANY OF TEXAS
                                            -----------------------------------
                                            (Registrant)



Date: November 4, 1996  /s/ S. Wilzig Izak
      ----------------  ----------------------------------
                        By: S. Wilzig  Izak

                           Chairman of the Board and Chief Executive Officer (Duly Authorized Officer and Chief Financial Officer)