Form 10-K
period 1996-12-31
WILSHIRE OIL CO OF TEXAS
filed 1997-03-31
CIK 107454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

(MARK ONE)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the Fiscal year ended December 31, 1996
                                       or
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ___________ to _________

                          Commission File Number 1-4673

                          WILSHIRE OIL COMPANY OF TEXAS
                          -----------------------------
             (exact name of registrant as specified in its charter)

DELAWARE                                    84-0513668
--------------------------------------------------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification
Incorporation or Organization)              Number)

921 BERGEN AVENUE
JERSEY CITY, NEW JERSEY                     07306
--------------------------------------------------------------------------------
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code:   (201) 420-2796
                                                      --------------

securities registered pursuant to Section 12(b) of the act:

                                                  Name of each exchange
   (Title of each class)                           On which registered
   ---------------------                           -------------------
COMMON STOCK, $1 PAR VALUE                       NEW YORK STOCK EXCHANGE
--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No
                      --------      --------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

The aggregate market value of the shares of the voting stock held by non-affiliates of the registrant was approximately $53,276,000 based upon the closing sale price of the stock, which was $5.75 On march 14, 1997.

The number of shares of the registrant's $1 par value common stock outstanding as of march 14, 1997 was 9,265,415.

                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders.
================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                     PART I

                                                                     PAGE
                                                                     ----

Item 1.        Business .........................................      1
Item 1a.       Executive Officers of the Registrant .............      7
Item 2.        Properties .......................................      8
Item 3.        Legal Proceedings ................................     15
Item 4.        Submission of Matters to a Vote of Security
                 Holders ........................................     15

                                     PART II

Item 5.        Market for the Registrant's Common Equity
               and Related Stockholder Matters .................      16
Item 6.        Selected Financial Data .........................      17
Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations .............      20
Item 8.        Financial Statements ............................     F-1
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure .............      29

                                    PART III

Item 10.       Directors of the Registrant ......................     29
Item 11.       Executive Compensation ...........................     29
Item 12.       Security Ownership of Certain Beneficial
               Owners and Management ............................     29
Item 13.       Certain Relationships and Related Transactions ...     29

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and
               Reports on Form 8-K ..............................     30

                                     PART I

ITEM 1. BUSINESS

                                   BACKGROUND

         Wilshire Oil Company of Texas (the "Company", "Registrant" or "Wilshire") was incorporated under the laws of the State of Delaware on December 7, 1951. The Company's principal executive offices are located at 921 Bergen Avenue, Jersey City, New Jersey 07306, (201) 420-2796.

         The Company is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries in the United States and Canada. The Company's real estate division owns investment real estate properties in Arizona, Texas, Florida, Georgia and New Jersey. The Company also holds investments in certain marketable securities.

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

         As of March 15, 1997, 15 people are employed by the Company. Eleven employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

         The Company participated in the drilling of 9 wells (.87 net) in 1996 compared to 11 (1.3 net) in 1995. The United States program in 1996 consisted of the drilling of 8 development wells (.86 net). Three (.66 net) of these wells were successfully completed as oil wells and four (.10 net) were successfully completed as gas wells. The three oil wells were drilled in the state of Texas and four gas wells were drilled in the state of Oklahoma. The Canadian drilling program in 1996 consisted of the drilling of one development well (.01 net). This well was successfully completed as an oil well. Overall, the Company's drilling program had a success ratio of 89%.

         The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has one purchaser, Sinclair Oil Corporation that purchased in excess of 10% of its 1996 consolidated oil and gas revenues. Sinclair purchased 11.1%. Sinclair is located in the United States.

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

         The Company's expenses relating to preserving the environment during 1996 were not significant in relation to operating costs and the Company expects no material changes in 1997. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

JACOBS ENGINEERING INVESTMENT

         Wilshire made a significant investment in Jacobs Engineering Group, Inc. ("Jacobs") initially during 1986 by purchasing 278,300 shares of common stock at an average price of $7.25 per share. Subsequently, the Company purchased additional shares, the stock split, stock dividends were received and the Company sold certain shares. The Company realized gains on sales of common shares of Jacobs of $8,449,000 in 1996 compared to $9,182,000 in 1995. On December 31, 1996, Wilshire held 679,760 shares at an average cost of $10.83 per share.

         Jacobs, headquartered in Pasadena, California, is listed on the New York Stock Exchange. It is a world-wide leader in engineering design, construction management and operation of industrial facilities, plants and governmental projects.

         Jacobs reported record results for its fiscal year ended September 30, 1996. From 1995 to 1996, revenues increased from $1.7 billion to $1.8 billion, net income increased from $32 million to $40 million, and net income per share increased from $1.27 to $1.56.

         The closing price of Jacobs' common stock on the New York Stock Exchange on December 31, 1996 was 2.2 times more than Wilshire's average cost of the shares it currently holds. Wilshire's cost as of December 31, 1996 was $7,363,000. The aggregate market value of the Jacobs common stock held by Wilshire on December 31, 1996 (based on the closing price on that date) was $16,059,000, or $8,696,000 in excess of Wilshire's cost basis.

         The stock of Jacobs held by Wilshire continues to be important to Wilshire as it broadens the Company's base and adds substantially to the value of the Company's assets.

REAL ESTATE OPERATIONS

         The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. They are not seasonal in nature.

         The Company's Arizona properties includes the following:

         o  378 unit garden apartment complex
         o  340 unit garden apartment complex
         o   70 unit midrise apartment building
         o  53,000 sq. ft. multi-tenant two story office building
         o  65,000 sq. ft. retail/medical use complex

         The Texas property is a 228 unit apartment complex.

         The Florida property consists of two office buildings having a combined area of 28,000 square feet.

         The Georgia property is a 72 unit apartment complex.

         The Company's properties in New Jersey include apartment properties having 307 units as well as various commercial/retail properties.

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

         The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 1996, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

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

                                         Executive Officers of Registrant

Name                                Age           Position with Registrant
----                                ---           ------------------------

S. Wilzig Izak    (a)               38            Chairman of the Board and
                                                  Chief Executive Officer

Allen C. Knight   (b)               72            Senior Vice President - Canada

Steven A. Gelman  (c)               40            Vice President and Controller


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

         The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $1,424 Canadian.

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

         WORKING INTEREST. The operating interest under a lease which gives the owner the rights to drill, produce and conduct operating activities on the property ;and a share of production, subject to all royalty interests and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                      * * *

         Following are certain tables and other statistical data concerning the Company's reserves, production, acreage and other information with regard to the Company's oil and gas properties and operations.

         For information regarding costs incurred in 1996, please refer to the "Segment Information" in Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

         Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:

                            United States                 Canada
                           (000's Omitted)           (000's Omitted)
                           ---------------           ---------------
                -----------------------------------------------------------
             Proved          Proved            Proved            Proved
           Reserves     Developed Reserves     Reserves     Developed Reserves
           --------     ------------------     --------     ------------------

1997       $ 3,600          $ 3,600            $ 1,627           $ 1,627

1998         3,000            3,000              2,194             2,194

1999         2,506            2,506              3,057             2,784

Remainder  $28,431          $14,807            $47,269           $38,705


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

         The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1994 and 1995 and 1996 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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

          The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:

                                              United States              Canada
                                          -------------------    --------------------
                                                       Proved                  Proved
                                           Proved   Developed      Proved   Developed
                                           ------   ---------      ------   ---------
                                               (000's Omitted)         (000's Omitted)
1996      Oil   (Bbls)                      1,545         607       1,201         867
          Gas   (Mcf)                       6,798       6,798      26,000      25,364
          Net present value @ 10%         $24,001     $14,660     $22,194     $18,451

1995      Oil   (Bbls)                      1,803         855       1,296         915
          Gas   (Mcf)                       6,778       6,778      26,212      24,819
          Net present value @ 10%         $20,592     $12,269     $21,074     $17,061

1994      Oil    (Bbls)                     2,113       1,165       1,267         893
          Gas    (Mcf)                      7,050       7,050      25,002      23,622
          Net present value @ 10%         $23,154     $15,294     $20,081     $16,892


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

          No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 1996, other than with the Securities and Exchange Commission.

PRODUCTION WELLS

          The following tabulations indicate the number of productive wells (gross and net) as of December 31, 1996:

                            Gas                   Oil         Developed Acreage
                     ----------------     ----------------  --------------------
                     Gross        Net     Gross        Net     Gross         Net
                     -----       ----     -----       ----   -------      ------
United States          627       78.5       377       74.7    53,021      21,826

Canada                 205       49.2        67        6.5   163,980      26,308

PRODUCTION

          The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).

          Oil and Condensate (Bbls)                        Gas (Mcf)
         ---------------------------           ----------------------------
         United States        Canada           United States         Canada
         -------------        ------           -------------         -------
1996        121,000           44,000               857,000           726,000
1995        169,000           45,000             1,011,000           933,000
1994        277,000           46,000             1,238,000           822,000


        Average sales price per unit of oil or gas produced:

                   Oil                     Gas
            -----------------        ----------------
             U.S.      Canada         U.S.     Canada
            ------     ------        -----     ------
1996        $20.01     $17.98        $1.92     $1.22
1995        $16.06     $14.30        $1.48     $ .95
1994        $15.17     $12.79        $1.74     $1.36


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

Average Production Cost Per Equivalent Barrel
of Oil in the United States and Canada:
----------------------------------------------

                                    1996            1995          1994
                                    ----            ----          ----

          United States             $6.78           $6.19         $4.99
          Canada                    $2.54           $2.16         $2.38

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

OIL AND GAS LEASES

         The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                                  1996                             1995
                                  ----                             ----
                          Undeveloped Acres                  Undeveloped Acres
                        ---------------------              ---------------------
                         Gross            Net               Gross           Net
                        ------          -----              ------          -----
United States            6,367          3,320               7,138          3,487

Canada                  21,128          3,592              23,368          3,920


          A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

DRILLING

         The following table sets forth the results of the Registrant's drilling programs for the years covered:

                      Exploratory Wells                      Development Wells
               --------------------------------     ---------------------------------
               Net Productive       Net Dry         Net Productive        Net Dry
               --------------     -------------     ---------------     -------------
               U.S.   Canada      U.S.   Canada      U.S.   Canada      U.S.   Canada
               ----   ------      ----   ------      ----   ------      ----   ------
1996 -          --     --          --     --          .9      --         .1      --
1995 -          --     --          --     .3         1.0      --         --      --
1994 -          --     .7          --     .2         1.4      .4         --      --
1993 -          --     .2          --     .1         1.9      .3         --      --
1992 -          .5     .1          --     .7         1.3      .2         --      --

          A dry hole is an exploratory or development well which is found to be incapable of producing oil or gas in sufficient quantities to justify completion. A productive well is an exploratory or development well that is capable of commercial production. The number of wells drilled refers to the number of wells completed during the fiscal year, regardless of when drilling was initiated.

REAL ESTATE PROPERTIES

         The following table sets forth the location and general character of the principal physical properties owned by the Company as part of its real estate operations. Most of the properties are subject to mortgages. For further information with respect to these properties, see "Business - Real Estate Operations."

     Location                                General Character
     --------                                -----------------

     Arizona                          378 Unit  Apartment Complex
     Arizona                          340 Unit Apartment Complex
     Arizona                           70 Unit Apartment Building
     Arizona                              Office Building
     Arizona                              Retail/Medical use Complex
     Texas                            228 Unit Apartment Complex
     Florida                              Office Building
     Georgia                           72 Unit Apartment Complex
     New Jersey                           Apartment Properties (307 units)
     New Jersey                           Commercial/Retail Properties

         The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

         At December 31, 1996, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1996.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

             Quarter 1            Quarter 2            Quarter 3              Quarter 4
          High  -   Low          High  -  Low         High  -  Low          High  -  Low
          -------------          -------------        -------------         -------------
1996      6     - 5-1/2          6-1/2 - 5-1/2        6-1/4 - 5-1/2         5-7/8 - 5-1/8
1995      6-3/4 - 6              6-3/8 - 5-3/4        7     - 6-1/8         6-3/8 - 5-1/2

           As of March 15, 1997 there were 9,601 common shareholders of record.

         The Company declared a $.10 per common share cash dividend on June 21, 1996, payable semi-annually. The first payment of $.05 to shareholders of record on August 21, 1996 was paid on September 20, 1996. The second payment of $.05 has a record date of April 2, 1997 and is payable April 23, 1997. The Company declared a $.07 per common share cash dividend on June 29, 1995 to shareholders of record on July 28, 1995. This dividend was paid on August 18, 1995.

ITEM 6. SELECTED FINANCIAL DATA

            (Not covered by Report of Independent Public Accountants)

               (In thousands of dollars except per share amounts)

                                      For the Year Ended December 31
                          ------------------------------------------------------
                           1996        1995        1994        1993       1992
                          -------    --------    --------    --------    -------

Oil/Gas Revenues          $ 5,720    $  5,672    $  7,926    $  8,505    $ 8,803
                          -------    --------    --------    --------    -------
Real Estate Revenues      $ 9,296    $  8,600    $  7,885    $  6,526    $ 2,604
                          -------    --------    --------    --------    -------
Total Revenues            $15,016    $ 14,272    $ 15,811    $ 15,031    $11,407
                          -------    --------    --------    --------    -------
Gross Profit
   Oil/Gas (a)            $ 1,575    $    747    $  1,930    $  1,740    $   443
                          -------    --------    --------    --------    -------
Gross Profit
 Real Estate (b)          $ 2,600    $  2,712    $  2,415    $  2,200    $   832
                          -------    --------    --------    --------    -------
Total Gross
   Profit                 $ 4,175    $  3,459    $  4,345    $  3,940    $ 1,275
                          -------    --------    --------    --------    -------
Net Income                $ 4,709    $  4,300    $  3,577    $  4,573    $ 3,523
                          -------    --------    --------    --------    -------
Net income
per share of
common stock(c)           $   .51    $    .45    $    .36    $    .45    $   .35
                          -------    --------    --------    --------    -------
Total assets at
year-end (d)              $98,378    $104,186    $103,198    $104,652    $68,527
                          -------    --------    --------    --------    -------
Long-term
obligations               $46,299    $ 47,298    $ 50,160    $ 40,721    $39,634
                          -------    --------    --------    --------    -------
Cash dividends
per share                 $   .10    $    .07    $    .06    $    .05    $ - 0 -
                          -------    --------    --------    --------    -------

a- Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b- Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

c-  Restated to give effect to stock dividends.

d- Total assets at December 31, 1996, 1995, 1994 and 1993 reflect investments in equity securities stated at market value. See Note 1 to the consolidated financial statements regarding this change in accounting.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                              (In thousands $ except per share amounts)

                                                1996
                                                ----

                           1st         2nd        3rd        4th       Year
                          ---------------------------------------------------
Oil/Gas Revenues          $1,349     $1,381     $1,507     $1,483     $ 5,720
Real Estate
  Revenues                $2,191     $2,395     $2,337     $2,373     $ 9,296
                          ---------------------------------------------------
Total Revenues            $3,540     $3,776     $3,844     $3,856     $15,016
                          ---------------------------------------------------
Gross Profit
   Oil/Gas (a)            $  140     $   13     $   44     $1,378     $ 1,575
Gross Profit
  Real Estate (b)         $  653     $  750     $  742     $  455     $ 2,600
                          ---------------------------------------------------
Total Gross
   Profit                 $  793     $  763     $  786     $1,833     $ 4,175
                          ---------------------------------------------------
Net Income                $1,652     $1,403     $1,026     $  628     $ 4,709
                          ---------------------------------------------------
Net Income
    Per Share             $  .18     $  .15     $  .11     $  .07     $   .51
                          ---------------------------------------------------
Cash Dividends
    Per Share             $  -0-     $  .10     $  -0-     $  -0-     $   .10
                          ---------------------------------------------------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                              (In  thousands $ except  per  share  amounts)

                                                   1995

                            1st         2nd         3rd         4th       Year
                           -----------------------------------------------------
Oil/Gas Revenues           $1,635     $1,378      $1,415      $1,244     $ 5,672
Real Estate
  Revenues                 $2,084     $2,155      $2,164      $2,197     $ 8,600
                           -----------------------------------------------------
Total Revenues             $3,719     $3,533      $3,579      $3,441     $14,272
                           -----------------------------------------------------
Gross Profit
   Oil/Gas (a)             $  244     $ (122)     $ (227)     $  852     $   747
Gross Profit
  Real Estate (b)          $  626     $  693      $  575      $  818     $ 2,712
                           -----------------------------------------------------
Total Gross
   Profit                  $  870     $  571      $  348      $1,670     $ 3,459
                           -----------------------------------------------------
Net Income                 $1,330     $1,304      $  217      $1,449     $ 4,300
                           -----------------------------------------------------
Net Income
    Per Share              $  .14     $  .14      $  .02      $  .15     $   .45
                           -----------------------------------------------------
Cash Dividends
    Per Share              $  -0-     $  .07      $  -0-      $  -0-     $   .07
                           -----------------------------------------------------


a - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 1996, the average price of oil that the Company received was $19.47 compared to $15.69 for 1995, a price increase of 24%. Average gas prices received by the Company in 1996 were 30% higher than 1995 average gas prices. The average price of gas for 1996 was $1.60 compared to $1.23 for 1995.

         The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                                 Fiscal Year Ended  December   31
                                           ------------------------------------------
Crude Oil and Natural Gas Production:         1996             1995            1994
                                           ---------        ---------       ---------
    Oil  (Bbls) .........................    165,000          214,000         323,000
    Gas (Mcf) ...........................  1,583,000        1,944,000       2,060,000
Average sales prices:
    Oil  (per Bbl) ......................     $19.47           $15.69          $14.83
    Gas(per MCF) ........................     $ 1.60           $ 1.23          $ 1.59
Average production costs per BOE ........     $ 5.15           $ 4.69          $ 4.27


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 ("1996") COMPARED WITH YEAR ENDED DECEMBER 31, 1995 ("1995")

          Net income for the year ended December 31 increased from $4,300,000 in 1995 to $4,709,000 in 1996.

          Oil and gas revenues increased from $5,672,000 in 1995 to $5,720,000 in 1996. This increase was attributable to higher oil & gas prices in 1996.

          Real estate revenues increased from $8,600,000 in 1995 to $9,296,000 in 1996. This increase was principally due to higher rents and the operations of the five real estate properties acquired during the first quarter of 1996.

          Oil and gas production expense decreased in 1996. Oil and gas production expense decreased from $2,524,000 in 1995 to $2,209,000 in 1996. Production expense decreased due to, among other things, less oil and gas activities in 1996.

          Depreciation, depletion and amortization of oil and gas assets amounted to $1,936,000 in 1996 compared to $2,401,000 in 1995. This decrease is principally attributable to an increase in the estimated value of the Company's oil & gas reserves. Real estate depreciation was $1,157,000 in 1996 compared to $1,037,000 in 1995.

          General and administrative expense was relatively stable, amounting to $1,447,000 in 1996 compared to $1,415,000 in 1995.

          The Company realized gains on sales of common shares of Jacobs Engineering Group, Inc.("Jacobs") of $8,449,000 in 1996 compared to $9,182,000 in 1995. As of December 31, 1996, the Company held 679,760 shares of Jacobs.

          Interest expense decreased from $4,144,000 in 1995 to $3,939,000 in 1996. This decrease is attributable to a reduction in long-term debt and lower interest rates during 1996.

          The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada, additional provision to cover the settlement of a tax examination, and the dividend exclusion in the United States.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 ("1995") COMPARED WITH YEAR ENDED DECEMBER 31, 1994 ("1994")

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

          The Company realized gains on sales of common shares of Jacobs Engineering Group, Inc.("Jacobs") of $9,182,000 in 1995 compared to $5,457,000 in 1994. As of December 31, 1995, the Company held 1,059,660 shares of Jacobs.

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

ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

         On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity, net of income taxes. As of December 31, 1996, the net unrealized gain on marketable securities was $9,047,000. This amount, net of related deferred income taxes of $4,071,000, is included as a credit to shareholders' equity in the Company's 1996 consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1996 the Company had approximately $15 million in marketable securities at cost, with a market value of approximately $24 million. The current ratio at December 31, 1996 was 3 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $19 million at December 31, 1996.

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

         Net cash provided by(used in) operating activities was $(486,000), $745,000, and $4,446,000 in 1996, 1995 and 1994, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

         Net cash provided by (used in) investing activities was $3,456,000, $4,159,000 and $(12,266,000) in 1996, 1995 and 1994, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $3 million in 1996 and $10.2 million in 1994. Proceeds from sales of marketable securities amounted to $10,044,000 in 1996, $10,501,000 in 1995 and $6,710,000
in 1994. The Company acquired $3,000,000 of preferred stock of The Trust Company of New Jersey in 1994. Additionally, purchases of marketable securities amounted to $294,000 in 1996, $3,130,000 in 1995, and $5,204,000 in 1994.

          Net cash provided by (used in) financing activities was ($3,374,000), ($4,215,000) and $7,167,000 in 1996, 1995 and 1994, respectively. The variations principally relate to the issuance, renegotiation, and repayments of long-term debt. Long-term mortgage loans incurred in connection with the Company's 1994 real estate acquisitions amounted to $8,704,000. Additionally, in 1996, the Company borrowed new monies and also restructured its existing loans which are collateralized by securities. See Footnote No. (4) to the consolidated financial statements for a schedule of long-term debt.

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

          Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                                      Crude Oil, Condensate and Natural Gas Liquids
                                                                         (Barrels)
                                             -----------------------------------------------------------
                                                       United States                      Canada
                                             --------------------------------      ---------------------
                                              1996         1995          1994      1996    1995    1994
                                              ----         ----          ----      ----    ----    ----
Proved Reserves-Beginning of Year             1,803        2,113        1,709      1,296   1,267   1,335
Revisions of previous estimates                (176)        (381)         465        (51)     57     (47)
Sale of minerals in place                       -0-          -0-          -0-        -0-     -0-     -0-
Extensions and discoveries                       39          240          216        -0-      17      25
Production                                     (121)        (169)        (277)       (44)    (45)    (46)
                                              -----        -----        -----      -----    -----  -----
Proved Reserves-End of Year                   1,545        1,803        2,113      1,201    1,296  1,267
                                              -----        -----        -----      -----    -----  -----

Proved Developed Reserves-
    Beginning of Year                           855        1,165        1,209        915      893    923
                                              -----        -----        -----      -----    -----  -----
    End of Year                                 607          855        1,165        867      915    893
                                              =====        =====        =====      =====    =====  =====



                                                                         Natural Gas
                                                                            (MCF)
                                          ---------------------------------------------------------------------
                                                    United States                            Canada
                                          --------------------------------         ----------------------------
                                            1996         1995         1994          1996       1995      1994
                                           -----        -----        -----          ------    ------    ------
Proved Reserves-Beginning of Year          6,778        7,050        8,023          26,212    25,002    22,292
Revisions of previous estimates              750          630           75             514     2,134     2,324
Sale of minerals in place                    -0-          -0-          -0-             -0-       -0-       -0-
Extensions and discoveries                   127          109          190               0         9     1,208
Production                                  (857)      (1,011)      (1,238)           (726)     (933)     (822)
                                           -----        -----        -----          ------    ------    ------
Proved Reserves-End of Year                6,798        6,778        7,050          26,000    26,212    25,002
                                           -----        -----        -----          ------    ------    ------
Proved Developed Reserves-
   Beginning of Year                       6,778        7,050        8,023          24,819    23,622    21,366
                                           -----        -----        -----          ------    ------    ------
   End of Year                             6,798        6,778        7,050          25,364    24,819    23,622
                                           =====        =====        =====          ======    ======    ======

            Standardized Measure of Discounted Future Net Cash Flows

                     Related to Proved Oil and Gas Reserves

                 For The Years Ended December 31, 1996 and 1995
                                 (000's Omitted)

                                      United States               Canada
                                   -------------------     -------------------
                                     1996        1995        1996        1995
                                   -------     -------     -------     -------
Future cash flows                  $54,839     $44,955     $73,141     $67,510
                                   -------     -------     -------     -------
Future costs:
    Production                      15,699      13,542      16,533      16,401
    Development, dismantlement
     & abandonment                   1,603       1,526       2,461       2,159
                                   -------     -------     -------     -------
Total Future Costs                 $17,302     $15,068     $18,994     $18,560
                                   -------     -------     -------     -------
Future net inflows-Before
     income tax                    $37,537     $29,887     $54,147     $48,950
Future income taxes                $ 9,966     $ 7,869     $18,400     $16,605
                                   -------     -------     -------     -------
Future net cash flows              $27,571     $22,018     $35,747     $32,345
10% Discount factor                 10,818       6,848      21,095      18,420
                                   -------     -------     -------     -------
Standardized measure of
     discounted future net
         cash flows                $16,753     $15,170     $14,652     $13,925
                                   -------     -------     -------     -------

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

          "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 1996, 1995 and 1994 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

          The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                     1996         1995         1994
                                   -------      -------      -------
Standardized Measure -
     Beginning of Year             $29,095      $29,404      $24,015
Sales and transfers - Net
     of Production Costs            (3,490)      (2,948)      (5,556)
Extensions and discoveries             690        3,304        2,517
Net change in sales price           10,899          425        1,199
Revision of quantity estimates      (1,424)      (2,126)       7,956
Proceeds from Sales of
     Minerals in Place                 -0-           -0          -0-
Accretion of discount                2,463        3,011        2,794
Net change in income taxes          (2,010)         818        2,193
Change in production rates-
     Other                          (4,818)      (2,793)      (5,714)
                                   -------      -------      -------
Standardized measure -
     End of year                   $31,405      $29,095      $29,404
                                   -------      -------      -------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

          Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

          Information regarding executive officers is found in Part I, Item 1
(a)

ITEM 11. EXECUTIVE COMPENSATION

          Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

          Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders.

ITEM 8 -- FINANCIAL STATEMENTS

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

CONSOLIDATED FINANCIAL STATEMENTS:

 Report of Independent Public Accountants                                    F-2

 Consolidated Balance Sheets as of December 31, 1996 and 1995                F-3

 Consolidated Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994                                           F-4

 Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 1996, 1995 and 1994                                           F-5

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                           F-6

 Notes to Consolidated Financial Statements                                  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
  Board of Directors of

        Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                         ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 26, 1997

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995

                                          ASSETS
                                          ------
                                                                        1996                1995
                                                                    ------------       ------------
CURRENT ASSETS:
Cash and cash equivalents                                           $  1,192,000       $  1,601,000
Accounts receivable                                                    1,855,000          1,013,000
Marketable securities, at fair value (Notes 3, 4 and 10)              24,106,000         30,521,000
Prepaid expenses and other current assets                                442,000            341,000
                                                                    ------------       ------------
     Total current assets                                             27,595,000         33,476,000
                                                                    ------------       ------------

INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY (Notes 3, 4 and 8)                   3,000,000          6,000,000
                                                                    ------------       ------------

PROPERTY AND EQUIPMENT (Notes 2, 4, 8 and 9):
  Oil and gas properties, using the full cost method of accounting   131,655,000        130,280,000
  Real estate properties                                              40,534,000         36,535,000
  Other property and equipment                                           430,000            410,000
                                                                    ------------       ------------
                                                                     172,619,000        167,225,000
  Less- Accumulated depreciation, depletion and amortization         104,836,000       102,515,000
                                                                    ------------       ------------
                                                                      67,783,000         64,710,000
                                                                    ------------       ------------
                                                                    $ 98,378,000       $104,186,000
                                                                    ============       ============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
                                ------------------------------------

                                                                        1996                1995
                                                                    ------------       ------------
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 4)                        $  2,911,000       $  3,514,000
  Accounts payable                                                     2,197,000          2,042,000
  Income taxes payable (Note 6)                                        1,245,000            217,000
  Dividends payable                                                      463,000                  0
  Accrued liabilities (Note 7)                                         1,224,000          3,953,000
                                                                    ------------       ------------
     Total current liabilities                                         8,040,000          9,726,000
                                                                    ------------       ------------

LONG-TERM DEBT, less current portion (Note 4)                         46,299,000         47,298,000
                                                                    ------------       ------------

DEFERRED INCOME TAXES AND OTHER LIABILITIES (Notes 5 and 6)           16,411,000         17,688,000
                                                                    ------------       ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 2 and 7):
  Preferred stock, $1 par value, 1,000,000 shares authorized; none
    issued and outstanding in 1996 and 1995                                    0                  0
  Common stock, $1 par value, 15,000,000 shares authorized;
    issued 10,013,544 shares in 1996 and 1995                         10,014,000         10,014,000
  Capital in excess of par value                                       9,700,000          9,925,000
  Unrealized gain on marketable securities of $9,047,000 and
    $17,174,000 in 1996 and 1995, respectively, net of income taxes    4,976,000          9,446,000
  Retained earnings                                                   10,237,000          6,459,000
                                                                    ------------       ------------

                                                                      34,927,000         35,844,000
  Less-
    Treasury stock, 765,169 and 621,313 shares in 1996 and
      1995, at cost                                                    4,851,000          4,010,000
    Cumulative foreign currency translation adjustment                 2,448,000          2,360,000
                                                                    ------------       ------------

                                                                      27,628,000         29,474,000
                                                                    ------------       ------------
                                                                    $ 98,378,000       $104,186,000
                                                                    ============       ============

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.


                                                F-3

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                 1996               1995            1994
                                              -----------        -----------     -----------
REVENUES (Notes 8 and 9):
  Oil and gas                                 $ 5,720,000        $ 5,672,000     $ 7,926,000
  Real estate                                   9,296,000          8,600,000       7,885,000
                                              -----------        -----------     -----------
          Total revenues                       15,016,000         14,272,000      15,811,000
                                              -----------        -----------     -----------
COSTS AND EXPENSES (Notes 5, 8 and 9):
  Oil and gas production expenses               2,209,000          2,524,000       2,846,000
  Real estate operating expenses                5,539,000          4,851,000       4,600,000
  Depreciation, depletion and amortization      3,115,000          3,451,000       4,041,000
  General and administrative                    1,447,000          1,415,000       1,386,000
                                              -----------        -----------     -----------
          Total costs and expenses             12,310,000         12,241,000      12,873,000
                                              -----------        -----------     -----------
          Income from operations                2,706,000          2,031,000       2,938,000

GAIN ON SALES OF MARKETABLE
  SECURITIES (Note 10)                          8,462,000          9,216,000       5,403,000

OTHER INCOME, net (Note 3)                        362,000            766,000         435,000

INTEREST EXPENSE (Note 4)                      (3,939,000)        (4,144,000)     (3,638,000)
                                              -----------        -----------     -----------
          Income before provision
            for income taxes                    7,591,000          7,869,000       5,138,000

PROVISION FOR INCOME TAXES (Note 6)             2,882,000          3,569,000       1,561,000
                                              -----------        -----------     -----------
          Net income                          $ 4,709,000        $ 4,300,000     $ 3,577,000
                                              ===========        ===========     ===========
AVERAGE NUMBER OF SHARES OF COMMON
  STOCK OUTSTANDING                             9,297,925          9,594,040       9,925,307
                                              ===========        ===========     ===========
NET INCOME PER COMMON SHARE                       $.51               $.45            $.36
                                              ===========        ===========     ===========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                               Preferred Stock            Common Stock
                                                                               ---------------    ----------------------------
                                                                               Shares    Amount      Shares          Amount
                                                                               ------    ------    ----------      -----------
BALANCE, December 31, 1993                                                        0        $0      10,000,182      $10,000,000
  Add (deduct):
    Net income                                                                    0         0               0                0
    Stock distribution (Note 5)                                                   0         0               0                0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                    0         0               0                0
    Exercise of stock options (Note 5)                                            0         0               0                0
    Issuance of shares in exchange for 6% Convertible
      Subordinated Debentures                                                     0         0          13,362           14,000
    Purchase of treasury stock                                                    0         0               0                0
    Payment of cash dividends, $.06 per common share                              0         0               0                0
    Net translation adjustment, current year                                      0         0               0                0
    Change in unrealized gain on marketable securities, net of income taxes       0         0               0                0
                                                                                ---       ---      ----------      -----------
BALANCE, December 31, 1994                                                        0         0      10,013,544       10,014,000
  Add (deduct):
    Net income                                                                    0         0               0                0
    Amortization of deferred compensation in connection with nonqualified
      stock option plans (Note 5)                                                 0         0               0                0
    Purchase of treasury stock                                                    0         0               0                0
    Payment of cash dividends, $.07 per common share                              0         0               0                0
    Net translation adjustment, current year                                      0         0               0                0
    Change in unrealized gain on marketable securities, net of income taxes       0         0               0                0
                                                                                ---       ---      ----------      -----------
BALANCE, December 31, 1995                                                        0         0      10,013,544       10,014,000
  Add (deduct):
    Net income                                                                    0         0               0                0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                    0         0               0                0
    Exercise of stock options                                                     0         0               0                0
    Purchase of treasury stock                                                    0         0               0                0
    Cash dividends, $.10 per common share                                         0         0               0                0
    Net translation adjustment, current year                                      0         0               0                0
    Change in unrealized gain on marketable securities, net of income taxes       0         0               0                0
                                                                                ---       ---      ----------      -----------
BALANCE, December 31, 1996                                                        0        $0      10,013,544      $10,014,000
                                                                                ===       ===      ==========      ===========


                                                                                              Unrealized Gain
                                                                               Capital in      on Marketable
                                                                                Excess of     Securities, Net      Retained
                                                                                Par Value     of Income Taxes      Earnings
                                                                               -----------   ----------------    -----------
BALANCE, December 31, 1993                                                     $12,492,000      $17,537,000       ($188,000)
  Add (deduct):
    Net income                                                                           0                0        3,577,000
    Stock distribution (Note 5)                                                 (1,958,000)               0                0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                    (175,000)               0                0
    Exercise of stock options (Note 5)                                              (5,000)               0                0
    Issuance of shares in exchange for 6% Convertible
      Subordinated Debentures                                                       45,000                0                0
    Purchase of treasury stock                                                           0                0                0
    Payment of cash dividends, $.06 per common share                                     0                0         (567,000)
    Net translation adjustment, current year                                             0                0                0
    Change in unrealized gain on marketable securities, net of income taxes              0       (7,369,000)               0
                                                                               -----------      -----------      -----------
BALANCE, December 31, 1994                                                      10,399,000       10,168,000        2,822,000
  Add (deduct):
    Net income                                                                           0                0        4,300,000
    Amortization of deferred compensation in connection with nonqualified
      stock option plans (Note 5)                                                 (474,000)               0                0
    Purchase of treasury stock                                                           0                0                0
    Payment of cash dividends, $.07 per common share                                     0                0         (663,000)
    Net translation adjustment, current year                                             0                0                0
    Change in unrealized gain on marketable securities, net of income taxes              0         (722,000)               0
                                                                               -----------      -----------      -----------
BALANCE, December 31, 1995                                                       9,925,000        9,446,000        6,459,000
  Add (deduct):
    Net income                                                                           0                0        4,709,000
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                    (237,000)               0                0
    Exercise of stock options                                                       12,000                0                0
    Purchase of treasury stock                                                           0                0                0
    Cash dividends, $.10 per common share                                                0                0         (931,000)
    Net translation adjustment, current year                                             0                0                0
    Change in unrealized gain on marketable securities, net of income taxes              0       (4,470,000)               0
                                                                               -----------      -----------      -----------
BALANCE, December 31, 1996                                                      $9,700,000       $4,976,000      $10,237,000
                                                                               ===========      ===========      ===========





















                                                                                                Cumulative
                                                                                                  Foreign
                                                                                                  Currency
                                                                                Treasury         Translation
                                                                                  Stock           Adjustment
                                                                               -----------      -------------
BALANCE, December 31, 1993                                                     ($1,872,000)      ($2,047,000)
  Add (deduct):
    Net income                                                                           0                 0
    Stock distribution (Note 5)                                                  1,929,000                 0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                           0                 0
    Exercise of stock options (Note 5)                                              50,000                 0
    Issuance of shares in exchange for 6% Convertible
      Subordinated Debentures                                                            0                 0
    Purchase of treasury stock                                                  (2,397,000)                0
    Payment of cash dividends, $.06 per common share                                     0                 0
    Net translation adjustment, current year                                             0          (627,000)
Change in unrealized gain on marketable securities, net of income taxes                  0                 0
                                                                               -----------       -----------
BALANCE, December 31, 1994                                                      (2,290,000)       (2,674,000)
  Add (deduct):
    Net income                                                                           0                 0
    Amortization of deferred compensation in connection with nonqualified
      stock option plans (Note 5)                                                        0                 0
    Purchase of treasury stock                                                  (1,720,000)                0
    Payment of cash dividends, $.07 per common share                                     0                 0
    Net translation adjustment, current year                                             0           314,000
    Change in unrealized gain on marketable securities, net of income taxes              0                 0
                                                                               -----------       -----------
BALANCE, December 31, 1995                                                      (4,010,000)       (2,360,000)
  Add (deduct):
    Net income                                                                           0                 0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                           0                 0
    Exercise of stock options                                                        5,000                 0
    Purchase of treasury stock                                                    (846,000)                0
    Cash dividends, $.10 per common share                                                0                 0
    Net translation adjustment, current year                                             0           (88,000)
    Change in unrealized gain on marketable securities, net of income taxes              0                 0
                                                                               -----------       -----------
BALANCE, December 31, 1996                                                     ($4,851,000)      ($2,448,000)
                                                                               ===========       ===========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                   1996                   1995                  1994
                                                                -----------            -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $ 4,709,000            $ 4,300,000           $ 3,577,000

  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities-
      Depreciation, depletion and amortization                    3,115,000              3,451,000             4,041,000
      Deferred income tax (benefit) provision                     1,168,000               (385,000)            1,156,000
      Adjustment of deferred and unearned
        compensation in connection with
        nonqualified stock option plan, net                        (119,000)              (143,000)              (49,000)
      Gain on sales of marketable securities                     (8,462,000)            (9,216,000)           (5,403,000)
      Foreign currency transactions                                 (83,000)               (13,000)              (18,000)
      Changes in operating assets and liabilities-
        (Increase) decrease in accounts receivable                 (842,000)               (73,000)              289,000
      Decrease (increase) in prepaid expenses
        and other current assets                                   (101,000)                59,000              (231,000)
      Increase in dividends payable                                 463,000                      0                     0
      Increase in other liabilities                                 814,000                      0                     0
      (Decrease) increase in accounts payable,
        accrued liabilities and taxes payable                    (1,148,000)             2,765,000             1,084,000
                                                                 ----------             ----------           -----------
            Net cash (used in) provided
              by operating activities                              (486,000)               745,000             4,446,000
                                                                 ----------             ----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                      (6,294,000)            (3,212,000)          (14,181,000)
  Purchases of marketable securities                               (294,000)            (3,130,000)           (5,204,000)
  Proceeds from sales of marketable securities                   10,044,000             10,501,000             6,710,000
  Decrease in receivables from securities sales                           0                      0             3,409,000
  Purchase of preferred stock of The Trust
    Company of New Jersey                                                 0                      0            (3,000,000)
                                                                 ----------             ----------           -----------
            Net cash provided by (used in)
              investing activities                                3,456,000              4,159,000           (12,266,000)
                                                                 ----------             ----------           -----------




                                                                   1996                   1995                  1994
                                                                -----------            -----------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                      $18,670,000            $   650,000          $ 22,083,000
  Principal payments of long-term debt                          (20,272,000)            (2,482,000)          (11,997,000)
  Purchase of treasury stock                                       (846,000)            (1,720,000)           (2,397,000)
  Cash dividends                                                   (931,000)              (663,000)             (567,000)
  Exercise of stock options                                           5,000                      0                45,000
                                                                -----------            -----------          ------------
            Net cash (used in) provided by
              financing activities                               (3,374,000)            (4,215,000)            7,167,000
                                                                -----------            -----------          ------------
EFFECT OF EXCHANGE RATE CHANGES
  ON CASH                                                            (5,000)                 5,000                (6,000)
                                                                -----------            -----------          ------------
            Net (decrease) increase in cash
              and cash equivalents                                 (409,000)               694,000              (659,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                                               1,601,000                907,000             1,566,000
                                                                -----------            -----------          ------------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                       $ 1,192,000            $ 1,601,000              $907,000
                                                                ===========            ===========          ============
SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:
    Cash paid during the year for-
      Interest                                                  $ 4,019,000            $ 4,040,000           $ 3,594,000
      Income taxes, net                                           3,318,000                369,000               680,000
                                                                ===========            ===========           ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS:

     Wilshire Oil Company of Texas ("the Company") is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted both in its own name and through several wholly-owned subsidiaries in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas productions are sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Georgia and Texas. The Company also maintains investments in marketable securities.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Significant accounting policies followed by the Company and its subsidiaries are as follows-

          Basis of Presentation-

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

          Marketable Securities-

               The Company has adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). As of December 31, 1996 and 1995, the marketable securities of the Company subject to the provisions of SFAS 115 consist primarily of equity securities. These securities are held for indefinite periods of time and are thus carried at fair value in accordance with the standard. Differences between an investment's cost and its fair value are charged (credited) directly to shareholders' equity, net of related deferred income taxes. The cost of securities sold is determined on a specific identification basis.

               As of December 31, 1996 and 1995, the net unrealized holding gains were $9,047,000 and $17,174,000, respectively. The net unrealized holding gains are included as a credit to shareholders' equity, net of deferred income taxes of $4,071,000 and $7,728,000 for 1996 and 1995, respectively.

          Property And Equipment-

               Oil And Gas Properties-

                    The Company follows the accounting policy, generally known in the oil industry as "full cost accounting," of capitalizing all costs, including interest costs, relating to the exploration for and development of its mineral resources. Under the Company's method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves.

                    Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 1996 and 1995.

               Real Estate And Other Properties-

                    Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

                    As of December 31, 1996 and 1995, real estate properties consist of land with an aggregate cost of $8,323,000 and $7,928,000, buildings with an aggregate cost of $29,672,000 and $26,644,000 and furniture and fixtures with an aggregate cost of $2,539,000 and $1,963,000, respectively.

               Impairment of Property and Equipment-

                    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The adoption of this standard did not have an impact on the Company's financial condition or results of operations. In addition, as of December 31, 1996, the Company has determined that no impairment had occurred in accordance with the measurement criteria prescribed by SFAS 121.

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

               Foreign Operations-

                    The assets and liabilities of the Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses have been deferred as a separate component of shareholders' equity until the sale or liquidation of the underlying foreign investment.

                    Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $15,089,000 at December 31, 1996.

               Accounting for Stock-Based Compensation-

                    The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 1996, there are several stock option plans subject to the provisions of SFAS 123. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements (see Note 5).

               Net Income Per Common Share-

                    Net income per common share is based upon the weighted average number of shares outstanding during the year, after deduction of treasury stock, as well as the dilutive effect of stock options, if material.

                    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company is required to adopt this standard for the year ended December 31, 1997. The adoption of this standard will require restatement of prior years' earnings per share if the impact is material.

                    If the Company had adopted the new standard in 1996, reported net income per common share would not have been affected.

               Reclassifications-

                    Certain reclassifications have been made to the 1995 amounts in order to conform with the 1996 presentation.

(3) INVESTMENT IN PREFERRED STOCK OF THE TRUST COMPANY OF NEW JERSEY:

     The Company owns 60,000 shares of The Trust Company of New Jersey's (The Trust Company) 9-3/4% preferred stock, which is stated at its original cost. Annual dividends of $585,000, $585,000 and $439,000 were received on the preferred shares in 1996, 1995 and 1994, respectively and are included in other income. In accordance with the agreements, the preferred shares are callable in whole or in part at the option of The Trust Company and there are certain restrictions on the payment and accumulation of dividends. In addition, the Company has agreed to waive its voting rights with respect to these shares. Subsequent to year-end, The Trust Company expressed its intent to call 30,000 shares of the preferred stock for $3,000,000, the original cost of these shares. Accordingly, the value of these shares is included in marketable securities as of December 31, 1996.

(4) LONG-TERM DEBT:

     Long-term debt as of December 31 consisted of the following-

                                                      1996           1995
                                                   -----------    -----------
Mortgage notes payable (a)                         $28,240,000    $27,782,000
Note payable (b)                                             0     16,400,000
Note payable (c)                                    12,420,000              0
Revolving loan (d)                                   3,950,000              0
Term loan payable (e)                                3,100,000      3,500,000
Promissory note (f)                                  1,500,000        650,000
Loan payable (g)                                             0      2,480,000
                                                   -----------    -----------
                                                    49,210,000     50,812,000
Less- Current portion                                2,911,000      3,514,000
                                                   -----------    -----------
                                                   $46,299,000    $47,298,000
                                                   ===========    ===========

(a) At December 31, 1996, the Company had mortgage notes payable to The Trust Company totaling $28,240,000 payable in installments, bearing interest at a weighted average effective interest rate of 7.0%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties and mature at various dates through October, 2004.

(b) At December 31, 1995, the Company had a note payable to a lending institution totaling $16,400,000 which bore interest at the prime lending rate. The note was paid in full during 1996, prior to its maturity date of September 1999.

(c) The note payable to The Trust Company bears interest at the prime lending rate (8.25% at December 31, 1996) and matures on July 1, 1999. The note is secured by marketable securities with a market value of approximately $16,567,000 at December 31, 1996.

(d) During 1996, the Company issued a promissory note for a revolving loan to a lending institution. The revolving loan is automatically convertible to a term loan and bears interest at a fixed rate of 8.875%. The note is payable in quarterly installments, matures on April 1, 2001 and is collateralized by marketable securities with a market value of approximately $2,508,000 at December 31, 1996 and $3,000,000 of a preferred stock issue, for a total collateral value of $5,508,000.

(e) The term loan payable bears interest at the prime lending rate. The loan agreement provides for repayment of principal in quarterly installments with the balance due in April, 1999. The loan agreement also limits the amount of new debt without the bank's approval. The loan is secured by substantially all of the domestic oil and gas producing properties as well as marketable securities with a market value of approximately $1,893,000 at December 31, 1996.

(f) The promissory note bears interest at the bank's certificate of deposit rate plus one percent (4.94% at December 31, 1996). The note is payable in full on June 2, 1997.

(g) At December 31, 1995, the Company had a loan payable to The Trust Company totaling $2,480,000 and payable in quarterly installments which bore interest at the prime lending rate. The loan was paid in full during 1996 prior to its maturity date of August 1997.

The aggregate maturities of the long-term debt in each of the five years subsequent to 1996 are-

            1997                                $ 2,911,000
            1998                                  2,478,000
            1999                                 15,991,000
            2000                                  1,261,000
            2001                                    451,000
            Thereafter                           26,118,000
                                                -----------
                                                $49,210,000
                                                ===========

(5) STOCK OPTIONS:

     Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 367,188 shares of common stock were outstanding to officers, key consultants and employees at December 31, 1996. No additional options may be granted under these plans.

     In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. During 1995, the Company granted 3,000 and 35,000 options to purchase shares of common stock under the Incentive Plan and Director Plan, respectively and during 1996, the Company granted 35,000 options to purchase common stock under the Director Plan.

     The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

     Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting For Stock-Based Compensation". As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $96,000 with $.01 per share effect in 1996 and $32,000, or no per share effect in 1995. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1995 was $2.66 and $2.61, respectively.

     The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $6.31 in 1996 and $6.18 in 1995 and the following weighted average assumptions; risk-free interest rate of and 6.87% in 1996 and 6.44% for 1995, volatility of 24.26% for 1996 and 26.86% for 1995, and dividend yield of 1.6% for 1996 and 1995.

     The following table summarizes stock option activity for 1996 and 1995-


                                                 1996                     1995
                                     ------------------------     -----------------------
                                                     Price                       Price
                                       Shares       Low-High      Shares       Low-High
                                     ----------   -----------     -------     -----------
Options outstanding at
  beginning of year                  412,491      $1.00-$6.71     374,491     $1.00-$6.71

Options granted                       35,000         6.31          38,000      6.13-6.19

Options exercised                     (1,215)        4.30               0               0

Options terminated and
  expired                             (6,088)        3.49               0               0
                                     -------      -----------     -------     -----------
Options outstanding at
  end of year (a)                    440,188      $1.00-$6.71     412,491     $1.00-$6.71
                                     =======      ===========     =======     ===========
Options exercisable at
  end of year                        374,788      $1.00-$6.71     367,138     $1.00-$6.71
                                     =======      ===========     =======     ===========


(a) At December 31, 1996, options outstanding include 236,667 options ($1.00 to $4.44 per share) granted to certain employees or key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1) by an amount equal to the increase in market value from the date of grant. Included in these options are 212,841 options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 1996, 1995 and 1994, $119,000, $143,000 and $49,000, respectively, was credited to operations, and $118,000, $331,000 and $113,000, respectively, was credited to oil and gas properties relating to such options.

     As of December 31, 1996 and 1995, included in other long-term liabilities is $814,000 payable to certain individuals for stock appreciation rights. These amounts are payable under certain conditions after January 15, 1998.

(6) INCOME TAXES:

     Income taxes consist of the following-

                                 1996           1995            1994
                              ----------     ----------     ----------
Federal
 Current                      $1,304,000     $3,479,000     $  333,000
 Deferred                      1,105,000       (463,000)     1,076,000
                              ----------     ----------     ----------
                               2,409,000      3,016,000      1,409,000
                              ----------     ----------     ----------
Foreign
 Current                         110,000              0         72,000
 Deferred                         63,000         78,000         80,000
                              ----------     ----------     ----------
                                 173,000         78,000        152,000
                              ----------     ----------     ----------
State                            300,000        475,000              0
                              ----------     ----------     ----------
  Total                       $2,882,000     $3,569,000     $1,561,000
                              ==========     ==========     ==========

     Prior to 1995, no provision for state income taxes was necessary since the Company had net operating loss carryforwards which were available to offset taxable income.

     A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows-

                                 1996           1995            1994
                              ----------     ----------     ----------


Federal income tax provision
  at statutory rate           $2,657,000     $2,754,000     $1,798,000

State income tax provision,
  net of Federal benefit         195,000        309,000              0

Foreign resource tax
  credits, net                  (124,000)      (129,000)      (112,000)

Dividend exclusion              (191,000)      (185,000)      (139,000)

Provision for Internal
 Revenue Service review
 (Note 7)                        204,000        785,000               0

Other                           (141,000)        35,000          14,000
                              ----------     ----------      ----------
                              $2,882,000     $3,569,000      $1,561,000
                              ==========     ==========      ==========
Effective tax rate                  38.0%          45.4%           30.4%
                              ==========     ==========      ==========

     Significant components of deferred tax assets and liabilities as of December 31, 1996 and 1995 were as follows-

                                                1996           1995
                                            -----------     -----------
Deferred tax assets-
  Tax credit carryforwards                  $    89,000     $   259,000
                                            ===========     ===========
Deferred tax liabilities-
  Tax over book depreciation, depletion
   and amortization-
     Oil and gas and real estate
       properties -- U. S.                  $ 7,561,000     $ 5,081,000
     Oil and gas properties -- Canada         4,055,000       5,138,000
  Unrealized gain on marketable securities    4,071,000       7,728,000
                                            -----------     -----------
                                             15,687,000      17,947,000
                                            -----------     -----------
      Total deferred tax liabilities, net   $15,598,000     $17,688,000
                                            ===========     ===========

     Current income taxes payable included in the accompanying balance sheets represents amounts payable for current operations exclusive of provisions for the Internal Revenue Service review (Note 7).

(7)     COMMITMENTS AND CONTINGENCIES:

     Through 1995, Federal income tax returns of the Company and its subsidiaries for the years 1975 through 1983 were under review by the Internal Revenue Service. During 1995, the Company received a notice of assessment from the Internal Revenue Service. During 1996 and the first quarter of 1997 the Company completed final settlement of this Federal tax liability, including accrued interest. Included in accrued liabilities at December 31, 1996 and 1995 is $433,000 and $3,129,000, respectively, to cover the final settlement of this matter.

     In June 1996 the Company's Board of Directors adopted the Stockholder Protection Rights Plan (the Rights Plan). The Rights Plan provides for issuance of one Right for each share of common stock outstanding as of July 6, 1996. The Rights are separable from and exercisable upon the occurrence of certain triggering events involving the acquisition of at least 15% (or, in the case of certain existing stockholders, 25%) of the Company's common stock by an individual or group, as defined in the Rights Plan (an "Acquiring Person") and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

     As of December 31, 1996, 9,248,375 Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote.

     Because the Rights are only exercisable under certain conditions, none of which are in effect as of December 31, 1996, the outstanding Rights are not considered in the computation of net income per share.

     The Company does not have significant lease commitments or post retirement benefits.

(8) SEGMENT INFORMATION:

     Segment information by industry and geographic area is as follows-

                                         1996           1995           1994
                                     -----------    ------------   ------------
Identifiable assets-
  Oil and gas-United States          $18,761,000    $ 18,238,000   $ 18,559,000
  Oil and gas-Canada                  13,116,000      13,333,000     13,164,000
  Real estate                         37,403,000      34,185,000     34,159,000
  Corporate                           29,098,000      38,430,000     37,316,000
                                     -----------    ------------   ------------
                                     $98,378,000    $104,186,000   $103,198,000
                                     ===========    ============   ============
Gross revenues-
  Oil and gas-United States          $ 4,086,000    $  4,216,000   $  6,148,000
  Oil and gas-Canada                   1,634,000       1,456,000      1,778,000
  Real estate                          9,296,000       8,600,000      7,885,000
                                     -----------    ------------   ------------
                                     $15,016,000    $ 14,272,000   $ 15,811,000
                                     ===========    ============   ============
Depreciation, depletion
  and amortization-
    Oil and gas-United States        $ 1,481,000    $  1,930,000   $  2,754,000
    Oil and gas-Canada                   455,000         471,000        396,000
    Real estate                        1,157,000       1,037,000        870,000
    Corporate                             22,000          13,000         21,000
                                     -----------    ------------   ------------
                                     $ 3,115,000    $  3,451,000   $  4,041,000
                                     ===========    ============   ============
Capital expenditures-
  Oil and gas-United States          $ 2,108,000    $  1,787,000   $  2,822,000
  Oil and gas-Canada                     625,000         396,000      1,055,000
  Real estate                          3,998,000       1,012,000     11,162,000
  Corporate                               19,000          17,000         18,000
                                     -----------    ------------   ------------
                                     $ 6,750,000    $  3,212,000   $ 15,057,000
                                     ===========    ============   ============
Income (loss) from operations-
  Oil and gas-United States         ($   326,000)  ($    578,000)      $334,000
  Oil and gas-Canada                     546,000         221,000        692,000
  Real estate                          2,600,000       2,712,000      2,415,000
  Corporate                             (114,000)       (324,000)      (503,000)
                                     -----------    ------------   ------------
                                     $ 2,706,000    $  2,031,000   $  2,938,000
                                     ===========    ============   ============

     All of the Company's investments in marketable securities and preferred stock are held by the United States segment and are included as corporate assets.

(9) OIL AND GAS PRODUCING ACTIVITIES:

     The following data represents the Company's oil and gas producing activity for 1996 and 1995-

                                                     1996             1995
                                                 ------------     ------------
Capitalized costs (all being amortized)-
  Productive and nonproductive properties        $126,255,000     $125,240,000
  Unevaluated properties                            5,400,000        5,040,000
                                                 ------------     ------------
     Total capitalized costs being amortized      131,655,000      130,280,000
                                                 ------------     ------------
Less- Accumulated depreciation,
  depletion and amortization                      100,611,000       99,460,000
                                                 ------------     ------------
     Net capitalized costs                       $ 31,044,000     $ 30,820,000
                                                 ============     ============

     The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-


                                                United States                                     Canada
                               ---------------------------------------------      -----------------------------------------
                                  1996               1995            1994            1996           1995            1994
                               ===========       ===========      ==========      ==========     ==========      ==========
Acquisition of unproved
  properties                    $   89,000        $  153,000      $  110,000      $   75,000     $   78,000      $  147,000
Exploration                      1,139,000           614,000         654,000         119,000        111,000         108,000
Development                        880,000         1,020,000       2,058,000         431,000        207,000         800,000
                                ----------        ----------      ----------      ----------     ----------      ----------
Total costs incurred            $2,108,000        $1,787,000      $2,822,000        $625,000     $  396,000      $1,055,000
                                ==========        ==========      ==========      ==========     ==========      ==========
Revenues from oil and
  gas producing activities      $4,086,000        $4,216,000      $6,148,000      $1,634,000     $1,456,000      $1,778,000
                                ----------        ----------      ----------      ----------     ----------      ----------
Production costs                 1,790,000         2,090,000       2,410,000         419,000        434,000         436,000

Technical support
  and other                      1,141,000           774,000         650,000         214,000        330,000         254,000

Depreciation, depletion
  and amortization               1,481,000         1,930,000       2,754,000         455,000        471,000         396,000
                                ----------        ----------      ----------      ----------     ----------      ----------
Total expenses                   4,412,000         4,794,000       5,814,000       1,088,000      1,235,000       1,086,000
                                ----------        ----------      ----------      ----------     ----------      ----------
Pretax income (loss)
  from oil and gas
  producing activities            (326,000)         (578,000)        334,000         546,000        221,000         692,000

Income tax  provision
  (benefit)                       (114,000)         (202,000)        117,000          72,000         27,000         152,000
                                ----------         ---------      ----------      ----------     ----------      ----------
Results of oil and gas
  producing activities         ($  212,000)      ($  376,000)     $  217,000      $  474,000     $  194,000      $  540,000
                                ==========        ==========      ==========      ==========     ==========      ==========




(10) GAIN ON SALES OF MARKETABLE SECURITIES:

     The Company realized gains from the sales of common shares of Jacobs Engineering Group, Inc. (Jacobs) of $8,449,0000 in 1996, $9,182,000 in 1995
     and $5,457,000 in 1994 which are reflected in the accompanying statements of operations. As of December 31, 1996 and 1995, the Company continued to hold 679,760 and 1,059,660 shares of Jacobs stock at an aggregate cost of $7,363,000 and $8,756,000 and an aggregate market value of $16,059,000 and $26,492,000, respectively.

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

        3.2 Amended By-Laws of Wilshire Oil Company of Texas (Incorporated by refrence to Exhibit (3)(ii) of Item 7 of the Registrant's Current Report on Form 8-K dated February 13, 1996).

        4.1 Oil and Gas Loan between Wilshire Oil Company of Texas and Midlantic National Bank dated March 24,1994 (Incorporated by reference to Exhibit 4.2 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994).

        4.2 Stockholder Protection Rights Agreement, dated as of June 21, 1996, between Wilshire Oil Company of Texas and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated June 21, 1996).

        10.1 General Assignments and Assignments of Leases dated March 31, 1992 with respect to the purchase of income producing real estate properties (incorporated by reference to Exhibit 1 and 2 of Form 8 dated December 9, 1992, filed with the Commission).

       Number   Description
       ------   -----------

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

        10.6 Wilshire Oil Company of Texas 1995 Non-Employee Director Stock Option Plan. ( incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders).

        11.     Computation of Earnings Per Share

        21.     List of significant subsidiaries of the Registrant

        23.     Consent of Arthur Andersen LLP

        27.     Financial Data Schedule

        14(b)   REPORTS ON FORM 8

                There were no Form 8-K filings by the Company during the fourth quarter of 1996.

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


                                   WILSHIRE OIL COMPANY OF TEXAS
                                   -----------------------------
                                           (Registrant)

                    Directors:
                                By:
                                    /s/ S. WILZIG IZAK
                                    ----------------------------------
                                    S. Wilzig Izak, Director

                                By:
                                    /s/ WILLIAM SCHWARTZ, M.D.
                                    ----------------------------------
                                    William Schwartz, M.D., Director

                                By:
                                    /s/ JOSEPH K. SCHWARTZ
                                    ----------------------------------
                                    Joseph K. Schwartz, Director

                                By:
                                    /s/ MILTON DONNENBERG
                                    ----------------------------------
                                    Milton Donnenberg, Director

                                By:
                                    /s/ ERNST WACHTEL
                                    ----------------------------------
                                    Ernst Wachtel, Director


                    Officers:
                                By:
                                    /s/ S. WILZIG IZAK
                                    ----------------------------------
                                    S. Wilzig Izak
                                    Chairman of the Board and Chief
                                    Executive Officer
                                    (Duly Authorized Officer and
                                     Chief Financial Officer)

Date:  March 27, 1997

                                 EXHIBIT INDEX

       Exhibit No.   Description
       -----------   -----------

          11.       Computation of Earnings Per Share

          21.       List of significant subsidiaries of the Registrant

          23.       Consent of Arthur Andersen LLP

          27.       Financial Data Schedule