Form 10-K/A
period 1996-12-31
WILSHIRE OIL CO OF TEXAS
filed 1997-04-30
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                  FORM 10-K/A1

                        AMENDING ITEMS 10, 11, 12 and 13

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                       DECEMBER 31, 1996
                         ------------------------------------------------------


                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _______________________ to ______________________


Commission file number                  1-4673
                      ----------------------------------------------------------


                          WILSHIRE OIL COMPANY OF TEXAS
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

DELAWARE                                                 84-0513668
--------                                                 ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

921 BERGEN AVENUE
JERSEY CITY, NEW JERSEY                                   07306
---------------------------------------                   ----------
(Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:  (201) 420-2796
                                                      -------------
Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE
  TITLE OF EACH CLASS                             ON WHICH REGISTERED
COMMON STOCK, $1 PAR VALUE                        NEW YORK STOCK EXCHANGE
--------------------------                        ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.       Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $53,276,000 based upon the closing sale price of the stock, which was $5.75 on March 15, 1997.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 15, 1997 was 9,265,415.

ITEM 10.  DIRECTORS OF THE REGISTRANT

     The Company's Restated Certificate of Incorporation and By-Laws provide for an eight member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class II expires at the 1997 Annual Meeting, Class III at the next succeeding Annual Meeting and Class I at the following succeeding Annual Meeting.

     The information provided below with respect to director nominees and present directors includes (1) name, (2) class, (3) principal occupation and business experience during the past five years, (4) age and (5) the year in which he or she became a director. This information has been furnished by the directors.



                                                                                     YEAR BECAME
                                                                                    DIRECTOR OF THE
NAME                                   CLASS    PRINCIPAL OCCUPATION AND AGE (A)       COMPANY
----                                   -----    --------------------------------    ---------------
Dr. Ira F. Braun..................      III     Director of Neuro Interventional         1981
                                                Radiology, Miami Vascular Institute;
                                                Clinical Professor of Radiology,
                                                University of Miami; prior thereto
                                                at Medical College of Virginia.
                                                Age 47.



Milton Donnenberg.................       II     Formerly President, Milton Donnenberg    1981
                                                Assoc., Realty Management, Carlstadt,
                                                N.J. Age 74.



Sam Halpern.......................        I     President, Atlantic Realty Corp.,        1983
                                                Builders and Developers, Woodbridge,
                                                N.J.  Age 76.



S. Wilzig Izak....................       II     Chairman of the Board since              1987
                                                September 20, 1990; Chief Executive
                                                Officer since May 1991; Executive
                                                Vice President (1987-1990); prior thereto,
                                                Senior Vice President.  Age 38.



Eric J. Schmertz, Esq.............        I     Of Counsel to the law firm of Rivkin,    1983
                                                Radler & Kremer since July 1, 1989.
                                                Edward F. Carlough Distinguished
                                                Professor and formerly Dean, Hofstra
                                                University School of Law, Hempstead,
                                                N.Y. Age 71.



Joseph K. Schwartz................       II     President, Joseph K. Schwartz, Inc.,     1981
                                                Realty and Insurance Brokers.  Director,
                                                Ellenville Credit Union.  Age 77.



Dr. William J. Schwartz...........        I     Chief of Opthamology, Good Samaritan     1983
                                                Hospital, Suffern, N.Y.  Age 52.



Ernest Wachtel....................      III     President, Ellmax Corp., Builders and    1970
                                                Realty Investors, Elizabeth, N.J.
                                                Age 72.

________________
(a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 1994, 1995 and 1996, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the Chief Executive Officer of the Company and the only other executive officer of the Company whose salary and bonus during 1996 exceeded $100,000 (the "Named Officers"), for services rendered in all capacities during such period.


                        SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
NAME AND CURRENT                      ANNUAL COMPENSATION          COMPENSATION         ALL OTHER
----------------                      -------------------         ---------------       ---------
PRINCIPAL POSITION      YEAR      SALARY   BONUS      OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
------------------      ----     -------  -------     --------    ---------------    ---------------
S. Wilzig Izak          1996    $126,000      --         --            --            $        200
Chairman and CEO        1995     117,000  $14,000        --            --                     187
                        1994     108,000   14,000        --            --                     180


Steven A. Gelman        1996     100,000   10,000        --            --                     192
Vice President          1995      97,500    7,000        --            --                     175
and Controller          1994      93,333    7,000        --            --                     226


________________________

     (A) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles).

     (B) The $200 and $192 amounts for 1996 represent the dollar value of insurance premiums paid by the Company for term life insurance policies for Ms. Izak and Mr. Gelman, respectively.

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

      No stock options were granted to the Named Officers during the year ended December 31, 1996 and none of the Named Officers exercised any stock options during 1996. The following table provides data regarding the number of shares covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 1996. Also reported are the values for "in-the- money" options, which represent the positive spread between the exercise price of an existing option and $5.25, the closing sale price of the Company's Common Stock on the New York Stock Exchange on December 31, 1996.




                          FISCAL YEAR-END OPTION VALUES
                                                          Value of Unexercised
                           Number of Unexercised        In-the-Money Options at
                            Options at 12/31/96                12/31/96
NAME                     Exercisable/ Unexercisable    Exercisable/Unexercisable
------------             --------------------------    -------------------------
S. Wilzig Izak                  67,300/0                      $56,666/0

Steven A. Gelman                 5,304/0                            0/0




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

     During the first quarter of 1997, the Company acquired a real estate property from The Trust Company of New Jersey ("TCNJ") at a price of approximately $680,000. The purchase price for this property was based upon, among other things, an independent MAI appraisal. This transaction was financed by TCNJ. At March 31, 1997, the Company had mortgage loans payable to TCNJ in the aggregate principal amount of $28.8 million at a weighted average effective interest rate of approximately 7.1% per annum. At March 31, 1997, the Company also had term loans payable to TCNJ in the aggregate principal amount of $12.4 million secured by marketable securities; such loans bear interest at the prime lending rate. Siggi B. Wilzig, whose shareholdings of the Company are described under Item 12 herein, is an officer, director and significant shareholder of TCNJ.

DIRECTOR COMPENSATION

     Each director, other than S. Wilzig Izak, receives an annual fee of $10,000. Members of the Executive Committee, other than S. Wilzig Izak, also receive a fee of $4,000 and members of the Audit Committee and Stock Option Committee also receive an annual fee of $2,000. Additionally, each director, other than S. Wilzig Izak, was granted in 1996 5,000 options to purchase shares of common stock pursuant to the 1995 Non-Employee
Director Stock Option Plan approved by shareholders.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of March 31, 1997:



     Name and Address               Amount and Nature of
   of Beneficial Owner              Beneficial Ownership       Percent of Class
---------------------------------   ----------------------    ------------------

Siggi B. Wilzig                        1,125,771(1)                 11.9%
  921 Bergen Avenue
  Jersey City, New Jersey  07306



Dimensional Fund Advisors, Inc.          667,203(2)                  7.2%
   1299 Ocean Avenue, Suite 650
   Santa Monica, CA  90401
____________________

(1) Includes 234,695 shares of Common Stock that could be obtained by Mr. Wilzig on the exercise of stock options exercisable within 60 days of March 31, 1997. Mr. Wilzig, former Chairman and President of the Company, serves as the Senior Consultant to the Company at a remuneration of $90,000 per year. His duties include financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 1996, Dimensional
     Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 667,203 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

     The following table presents information with respect to the shares of the Company's Common Stock beneficially owned as of March 31, 1997 by (i) each of the Company's directors and (ii) each Named Officer who is not a director:



                                 Common Stock      Beneficially Owned
     Name                           Shares         Percentage of Class(a)
     --------------------        ------------   --------------------------
     Dr. Ira F. Braun (e)           12,867                 0.14%

     Milton Donnenberg (e)          12,806                 0.14

     Sam Halpern (e)                43,649                 0.47

     Eric J. Schmertz, Esq. (e)     13,542                 0.15

     Joseph K. Schwartz(e)          16,598                 0.18

     Dr. William J. Schwartz (e)   133,806((b))            1.44

     Ernest Wachtel (e)             86,623                 0.93

     S. Wilzig Izak                110,794((c))            1.19

     Steven Gelman                   5,304((d))            0.06

____________________________
(a) The shares of the Company's Common Stock reflected in this table are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.
(b) Includes 26,032 shares of stock owned by a profit sharing plan, 27,052 shares owned by Dr. Schwartz' wife and 2,866 shares owned by or on behalf of Dr. Schwartz' children.

(c) Includes 67,300 shares of stock that could be obtained by S. Wilzig Izak on the exercise of options exercisable within 60 days of March 31, 1997.
(d) Represents 5,304 shares of stock that could be obtained by Steven A. Gelman on the exercise of options exercisable within 60 days of March 31, 1997.

(e) Includes 1,000 shares of stock that could be obtained by each of the Outside Directors on the exercise of options exercisable within 60 days of March 31, 1997.


          At March 31, 1997, all directors and executive officers as a group (ten persons) beneficially owned equity securities as follows including an aggregate of 88,781 shares that could be obtained on the exercise of options exercisable within 60 days of March 31, 1997:



     Title of Class        Amount Beneficially Owned       Percent of Class
     ------------------    -------------------------       ----------------
     Common Stock                445,166                       4.76%
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

Date:   April 29, 1997