Form 10-Q
period 1997-03-31
WILSHIRE OIL CO OF TEXAS
filed 1997-05-15
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


                                   ----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 1997


                          Commission file number 1-467



                          WILSHIRE OIL COMPANY OF TEXAS
             -------------------------------------------------------
             (Exact name of registrants as specified in its charter)



                 DELAWARE                                         84-0513668
     -------------------------------                         -------------------
     (State or other jurisdiction of                            (IRS Employer
      incorporation or organization)                         Identification No.)



921 BERGEN AVENUE -- JERSEY CITY, NEW JERSEY                     07306-4204
--------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)



       Registrant's telephone number -- including area code (201) 420-2796



                                    NO CHANGE
               ---------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last reports.



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


                     Common Stock $1 Par Value -- 9,265,871

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I  FINANCIAL INFORMATION

        Financial Information:
          Consolidated Balance Sheets --
            March 31, 1997 and December 31, 1996 .....................      1

          Consolidated Statements of Income --
            Three months ended March 31, 1997 and 1996 ...............      2


          Consolidated Statements of Cash Flows --
            Three months ended March 31, 1997 and 1996 ...............      3


          Notes to Consolidated Financial Statements .................      4

          Management's Discussion and Analysis
            of Financial Condition and Results of Operations .........    5 & 6

PART II  OTHER INFORMATION ...........................................      7

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                         March 31,  December 31,
                                                           1997        1996
                                                         --------   -----------
                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ..........................   $  1,508    $  1,192
  Accounts receivable ................................      1,980       1,855
  Marketable securities, stated at market
    value in 1996 and 1995 ...........................     22,300      24,106
  Prepaid expenses and other current assets ..........        445         442
                                                         --------    --------
         Total current assets ........................     26,233      27,595
                                                         --------    --------
INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY ....................      3,000       3,000
                                                         --------    --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
    full cost method of accounting ...................    132,240     131,655
  Real estate properties .............................     41,204      40,534
  Other property and equipment .......................        430         430
                                                         --------    --------
                                                          173,874     172,619
 Less -- Accumulated depreciation,
         depletion and amortization ..................    105,679     104,836
                                                         --------    --------
                                                           68,195      67,783
                                                         --------    --------
                                                         $ 97,428    $ 98,378
                                                         ========    ========
        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt ..................   $  3,200    $  2,911
  Accounts payable ...................................      2,220       2,197
  Accrued liabilities ................................      2,198       2,469
  Dividends payable ..................................        463         463
                                                         --------    --------
         Total current liabilities ...................      8,081       8,040
                                                         --------    --------
LONG-TERM DEBT, less current portion .................     45,054      46,299
                                                         --------    --------
DEFERRED INCOME TAXES AND OTHER
  NONCURRENT LIABILITIES .............................     15,690      16,411
                                                         --------    --------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    issued 10,013,544 and 10,013,544
    shares in 1997 and 1996 ..........................     10,014      10,014
  Capital in excess of par value .....................      9,758       9,700
  Unrealized gain on marketable
    securities ($7,444 in 1997 and $9,047 in 1996),
    net of deferred income taxes .....................      4,094       4,976
  Retained earnings ..................................     11,953      10,237
                                                         --------    --------
                                                           35,819      34,927
    Less --
            Treasury stock, 748,129 and 765,169
              shares in 1997 and 1996, at cost .......      4,743       4,851
            Cumulative foreign currency
              translation adjustment .................      2,473       2,448
                                                         --------    --------
                                                           28,603      27,628
                                                         --------    --------
                                                         $ 97,428    $ 98,378
                                                         ========    ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                       March 31,     March 31,
                                                         1997          1996
                                                      ---------     ---------

REVENUES
Oil & Gas .......................................     $   1,420     $   1,349
Real Estate .....................................         2,341         2,191
                                                      ---------     ---------
         Total Revenues .........................         3,761         3,540

COSTS AND EXPENSES
Oil and Gas Production Expenses .................           583           611
Real Estate Operating Expenses ..................         1,324         1,238
Depreciation, depletion and amortization ........           843           898
General and Administrative ......................           369           232
                                                      ---------     ---------
         Total Costs and Expenses ...............         3,119         2,979
                                                      ---------     ---------
         Income from Operations .................           642           561

OTHER INCOME (EXPENSE) ..........................           190           (63)

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3) ..........................         2,689         3,040

INTEREST EXPENSE ................................          (923)         (997)
                                                      ---------     ---------
   Income before provision
      for income taxes ..........................         2,598         2,541

PROVISION FOR INCOME TAXES ......................           882           889
                                                      ---------     ---------
         Net income .............................     $   1,716     $   1,652
                                                      ---------     ---------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING: ...................     9,263,261     9,330,164
                                                      ---------     ---------

INCOME PER COMMON SHARE .........................     $     .19     $     .18
                                                      ---------     ---------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)

                                                   For The Three Months Ended
                                                   --------------------------
                                                   March 31,        March 31,
                                                     1997             1996
                                                   --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income ...................................   $ 1,716         $ 1,652
   Adjustments to reconcile net income to net
      cash provided by operating activities--
   Depreciation, depletion and amortization .....       843             898
   Deferred income tax provision ................      --               488
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net          58            (134)
   Gain on sales of marketable securities .......    (2,689)         (3,040)
   Foreign currency transactions ................      --              --
   Changes in operating assets and liabilities--
      (Increase) decrease in receivables ........      (125)           (922)
   (Increase) in prepaid expenses and other
      current assets ............................        (3)            (30)
     Increase (decrease) in accounts payable,
        accrued and other liabilities ...........      (247)          2,207
                                                    -------         -------
  Net cash provided by (used in)
      operating activities ......................   $  (447)        $ 1,119
                                                    -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capital expenditures, net .....................    (1,255)         (3,263)
  Purchase of marketable securities .............       -0-            -0-
  Proceeds from sales of marketable securities ..     2,891            -0-
                                                    -------         -------

   Net cash provided by (used in)
      investing activities ......................   $ 1,636         ($3,263)
                                                    -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from issuance of long term debt .....       578           3,750
   Principal payment of long term debt ..........    (1,534)         (1,300)
   Purchase of treasury stock ...................      --              (526)
   Exercise of stock options ....................       108            --
   Other ........................................      --              --
                                                    -------         -------

   Net cash provided by (used in)
      financing activities ......................   $  (848)        $ 1,924
                                                    -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........       (25)             17
                                                    -------         -------
   Net increase (decrease) in cash and
      cash equivalents ..........................      316             (203)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD .........................     1,192            1,601
                                                   -------          -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD ...............................   $ 1,508          $ 1,398
                                                   -------          -------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for--
   Interest, net of amounts capitalized ........   $   939          $   949
   Income taxes, net ...........................     1,158              380
                                                   -------          -------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 (Unaudited)


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

2.  DESCRIPTION OF BUSINESS:
    ------------------------
    Wilshire Oil Company of Texas is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted both in its own name and through several wholly-owned subsidiaries in the United States and Canada. Crude oil and natural gas productions are sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Texas and Georgia. The Company also maintains investments in marketable securties.

3.  GAIN ON SALES OF MARKETABLE SECURITIES
    --------------------------------------
    The Company realized gains from the sales of marketable securities of $2,689,000 for the three months ended March 31, 1997 and $3,040,000 for the three months ended March 31, 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
     Net income for the quarter ended March 31 increased from $1,652,000 in 1996 to $1,716,000 in 1997.

     Consolidated revenues for the quarter ended March 31 increased from $3,540,000 in 1996 to $3,761,000 in 1997. Oil and gas revenues increased from $1,349,000 to $1,420,000 and real estate revenues increased from $2,191,000 to $2,341,000.

     Total costs and expenses were comparable from quarter to quarter, amounting to $3,119,000 in 1997 and $2,979,000 in 1996. Oil and gas production expense decreased by $28,000, real estate operating expenses increased by $86,000, depreciation, depletion and amortization decreased by $55,000, and general and administrative expenses increased by $137,000.

     Gain on sales of marketable securities was $2,689,000 in 1997 as compared with $3,040,000 in 1996.

     Interest expense decreased from $997,000 in the first quarter of 1996 to $923,000 in 1997. This decrease is attributable to a reduction in long-term debt and lower interest rates in 1997.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Accounting for Certain Investments in Debt and Equity Securities
----------------------------------------------------------------
     On December 31, 1993 the Company adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of March 31, 1997, the gross unrealized gain on marketable securities was $7,444,000. This amount, net of related deferred income taxes of $3,350,000, is included as a credit to shareholders' equity in the Company's March 31, 1997 consolidated balance sheet.

Liquidity and Capital Resources
-------------------------------

     At March 31, 1997 the Company had approximately $14.9 million in marketable securities at cost, with a market value of approximately $22.3 million. The current ratio at March 31, 1997 was 3.25 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $18 million at March 31, 1997.

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

     During the first quarter of 1997, the Company acquired a real estate property from The Trust Company of New Jersey at a purchase price of approximately $680,000. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next several months. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was $(447,000) in 1997 and $1,119,000 in 1996. The decrease in 1997 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $1,636,000 in 1997 and $(3,263,000) in 1996. The increase in 1997 was principally attributable a reduced level of cash expenditures in 1997 and greater proceeds from the sales of securities.

     Net cash provided by (used in) financing activities was $(848,000) in 1997 and $1,924,000 in 1996. The variation principally relates to the issuance of long-term debt in connection with the purchases of real estate properties during the respective quarters.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                          PART II -- OTHER INFORMATION



Item 1, 2, 3, 4, 5 -- Not applicable
------------------    --------------

Item 6 --             Exhibits and Reports on Form 8-K
---------             --------------------------------

     No Form 8-K was filed during the quarter ended March 31, 1997.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           WILSHIRE OIL COMPANY OF TEXAS
                           ---------------------------------------------------
                           (Registrant)





Date: May 14, 1997          /s/ S. WILZIG IZAK
      ------------         ---------------------------------------------------
                       By: S. Wilzig Izak
                           Chairman of the Board and Chief Executive Officer
                           (Duly Authorized Officer and Chief Financial Officer)