Form 10-K/A
period 1996-12-31
WILSHIRE OIL CO OF TEXAS
filed 1997-06-30
CIK 107454

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


                                     SUMMARY COMPENSATION TABLE


                                      ANNUAL COMPENSATION           LONG TERM
NAME AND CURRENT                 -----------------------------     COMPENSATION         ALL OTHER
PRINCIPAL POSITION      YEAR      SALARY   BONUS      OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
------------------      ----     -------  -------     --------    ---------------    ---------------
S. Wilzig Izak          1996    $126,000  $14,000        --            --                $ 200
Chairman and CEO        1995     117,000   14,000        --            --                  187
                        1994     108,000   14,000        --            --                  180

Steven A. Gelman        1996     100,000   10,000        --            --                  192
Vice President          1995      97,500    7,000        --            --                  175
and Controller          1994      93,333    7,000        --            --                  226

------------------------

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

     During 1996 and the first quarter of 1997, the Company acquired six real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate price of approximately $3.7 million. The Company obtained a first-mortgage loan from TCNJ in the amount of $578,000 to finance one of these properties. The purchase prices for these properties were based upon, among other things, independent MAI appraisals. At March 31, 1997, the Company had mortgage loans payable to TCNJ in the aggregate principal amount of $28.8 million at a weighted average effective interest rate of approximately 7.1% per annum. At March 31, 1997, the Company also had term loans payable to TCNJ in the aggregate principal amount of $12.4 million secured by marketable securities; such loans bear interest at the prime lending rate. Siggi B. Wilzig, whose shareholdings of the Company are described under Item 12 herein, is an officer, director and significant shareholder of TCNJ.

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

Date: June 26, 1997