Form 10-Q
period 1997-06-30
WILSHIRE OIL CO OF TEXAS
filed 1997-08-15
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended June 30, 1997                     Commission file number 1-467



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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value ----- 9,265,310

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I     Financial Information

           Financial Information:                                           1
           Consolidated Balance Sheets -
           June 30, 1997 and December 31, 1996

           Consolidated Statements of Operations -                          2
           Six months ended June 30, 1997 and 1996

           Consolidated Statements of Operations -                          3
           Three months ended June 30, 1997 and 1996

           Consolidated Statements of Cash Flows -                          4
           Six months ended June 30, 1997 and 1996

           Notes to Consolidated Financial Statements                       5

           Management's Discussion and Analysis                             6,7
            of Financial Condition and Results of  Operations

Part II    Other Information                                                8

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

       ASSETS                                            June 30,   December 31,
                                                           1997        1996
                                                        ---------   ------------
CURRENT ASSETS:
  Cash and cash equivalents                              $    959       $  1,192
  Accounts receivable                                       1,212          1,855
  Marketable securities, stated at market
    value in 1997 and 1996                                 19,427         24,106
  Prepaid expenses and other current assets                   675            442
                                                         --------       --------

         Total current assets                              22,273         27,595
                                                         --------       --------

INVESTMENT IN PREFERRED STOCK OF
    THE TRUST COMPANY OF NEW JERSEY                         3,000          3,000
                                                         --------       --------


PROPERTY AND EQUIPMENT
   Oil and gas properties, using the
           full cost method of accounting                 132,419        131,655
   Real estate properties                                  42,520         40,534
   Other property and equipment                               410            430
                                                         --------       --------
                                                          175,349        172,619
  Less - Accumulated depreciation,
          depletion and amortization                      106,951        104,836
                                                         --------       --------
                                                           68,398         67,783
                                                         --------       --------
                                                         $ 93,671       $ 98,378
                                                         ========       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                     $  1,725       $  2,911
   Accounts payable                                         1,983          2,197
   Accrued liabilities                                      2,392          2,932
                                                         --------       --------
         Total current liabilities                          6,100          8,040
                                                         --------       --------

LONG - TERM DEBT, less current portion                     41,952         46,299
                                                         --------       --------

DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES                                 16,320         16,411
                                                         --------       --------


SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      issued 10,013,544
      shares in 1997 and 1996                              10,014         10,014
   Capital in excess of par value                           9,680          9,700
    Unrealized gain on marketable
      securities ($6,000 in 1997 and $9,047 in 1996),
      net of deferred income taxes                          3,275          4,976
   Retained earnings                                       13,719         10,237
                                                         --------       --------
                                                           36,688         34,927
         Less -
            Treasury stock, 748,234 and 765,169
                 shares in 1997 and 1996, at cost           4,743          4,851
            Cumulative foreign currency
                 translation adjustment                     2,646          2,448
                                                         --------       --------
                                                           29,299         27,628
                                                         --------       --------
                                                         $ 93,671       $ 98,378
                                                         ========       ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                      FOR THE SIX MONTHS ENDED

                                                      June 30,        June 30,
                                                        1997            1996
                                                    -----------     -----------

REVENUES
Oil & Gas                                           $     2,842     $     2,730
Real Estate                                               4,791           4,586
                                                    -----------     -----------
         Total Revenues                                   7,633           7,316


COSTS AND EXPENSES
Oil and Gas Production Expenses                           1,184           1,225
Real Estate Operating Expenses                            2,725           2,634
Depreciation, depletion and amortization                  2,115           1,901
General and Administrative                                  806             853
                                                    -----------     -----------
         Total Costs and Expenses                         6,830           6,613
                                                    -----------     -----------
                  Income from Operations                    803             703


OTHER INCOME                                                370             101

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                    6,001           5,673

INTEREST EXPENSE                                         (1,819)         (1,984)
                                                    -----------     -----------

   Income before provision
      for income taxes                                    5,355           4,493
                                                    -----------     -----------

PROVISION FOR INCOME TAXES                                1,873           1,438
                                                    -----------     -----------
                  Net income                        $     3,482     $     3,055
                                                    -----------     -----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                         9,264,338       9,314,238
                                                    -----------     -----------

INCOME PER COMMON SHARE                             $       .38     $       .33
                                                    -----------     -----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED

                                                     June 30,        June 30,
                                                       1997            1996
                                                    -----------     -----------
REVENUES
Oil & Gas                                           $     1,422     $     1,381
Real Estate                                               2,450           2,395
                                                    -----------     -----------
         Total Revenues                                   3,872           3,776

COSTS AND EXPENSES
Oil and Gas Production Expenses                             601             614
Real Estate Operating Expenses                            1,401           1,396
Depreciation, depletion and amortization                  1,272           1,003
General and Administrative                                  437             621
                                                    -----------     -----------
         Total Costs and Expenses                         3,711           3,634
                                                    -----------     -----------
                  Income from Operations                    161             142

OTHER INCOME                                                180             164

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                    3,312           2,633

INTEREST EXPENSE                                           (896)           (987)
                                                    -----------     -----------

   Income before provision
      for income taxes                                    2,757           1,952
                                                    -----------     -----------

PROVISION FOR INCOME TAXES                                  991             549
                                                    -----------     -----------
                  Net income                              1,766     $     1,403
                                                    -----------     -----------

AVERAGE NUMBER OF SHARES OF
    COMMON STOCK OUTSTANDING:                         9,265,403       9,298,313
                                                    -----------     -----------

INCOME PER COMMON SHARE                             $       .19     $       .15
                                                    -----------     -----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)

                                                      For The Six Months Ended
                                                         June 30,   June 30,
                                                          1997        1996
                                                         -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                            $ 3,482     $ 3,055
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Depreciation, depletion and amortization                2,115       1,901
   Deferred income tax provision                             244         549
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net              (20)        236
   Gain on sales of marketable securities                 (6,001)     (5,673)
   Foreign currency transactions                              --          --
   Changes in operating assets and liabilities -
   (Increase) decrease in receivables                        643         261
  (Increase) decrease in prepaid expenses and other
       current assets                                       (233)          3
Increase (decrease) in accounts payable,
   accrued and other liabilities                             182         164
                                                         -------     -------
 Net cash provided by (used in)
      operating activities                               $   412     $   496
                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net                              (2,730)     (4,779)
   Purchase of marketable securities                        (344)       (167)
   Proceeds from sales and redemptions of securities       8,053       6,881
                                                         -------     -------
   Net cash provided by (used in)
      investing activities                               $ 4,979     $ 1,935
                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt                1,615       3,950
   Principal payment of long term debt                    (7,149)     (6,445)
   Purchase of treasury stock                                 --        (593)
   Exercise of stock options                                 108          22
                                                         -------     -------
   Net cash provided by (used in)
      financing activities                               ($5,426)    ($3,066)
                                                         -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                     (198)         45
                                                         -------     -------
   Net increase (decrease) in cash and
      cash equivalents                                      (233)       (590)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     1,192       1,601
                                                         -------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                         $   959     $ 1,011
                                                         -------     -------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:

   Cash paid during the period for -
   Interest, net of amounts capitalized                  $ 1,790     $ 1,881
   Income taxes, net                                       1,231       2,837
                                                         -------     -------

                          WILSHIRE OIL COMPANY OF TEXAS
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1997 (Unaudited)

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

3.       GAIN ON SALES OF MARKETABLE SECURITIES

         The Company realized gains from the sales of marketable securities of $6,001,000 and $5,673,000 for the six months ended June 30, 1997 and 1996, respectively, and $3,312,000 and $2,633,000 for the three months ended June 30, 1997 and 1996, respectively .

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net income for the six months ended June 30 increased from $3,055,000 in 1996 to $3,482,000 in 1997. Net income for the quarter ended June 30 increased from $1,403,000 in 1996 to $1,766,000 in 1997.

         Consolidated revenues for the six months ended June 30 increased from $7,316,000 in 1996 to $7,633,000 in 1997. Oil and gas revenues increased from $2,730,000 to $2,842,000 and real estate revenues increased from $4,586,000 to $4,791,000.

         Total costs and expenses were comparable from half to half, amounting to $6,830,000 in 1997 and $6,613,000 in 1996. Oil and gas production expense decreased by $41,000 and general and administrative expenses decreased by $47,000. Real estate operating expense increased by $91,000 and depreciation, depletion and amortization increased by $214,000.

         Interest expense decreased from $1,984,000 in the first half of 1996 to $1,819,000 in 1997. This decrease is attributable to a reduced level of long-term debt and lower interest rates in general in 1997. Gain on sales of marketable securities was $6,001,000 in 1997 as compared with $5,673,000 in 1996. The provision for income taxes includes Federal, state, and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Accounting for Certain Investments in Debt and Equity Securities

         The Company has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS
115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of June 30, 1997, the gross unrealized gain on marketable securities was $6 million. This amount, net of related deferred income taxes of $2.7 million, is included as a credit to shareholders' equity in the Company's June 30, 1997 consolidated balance sheet.

Liquidity and Capital Resources

         At June 30, 1997 the Company had approximately $13.4 million in marketable securities at cost, with a market value of approximately $19.4 million. The current ratio at June 30, 1997 was 3.7 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $16.2 million at June 30, 1997.

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

         During the six months ended June 30, 1997, the Company acquired real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate purchase price of approximately $1.9 million. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the second half of 1997. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

         Net cash provided by (used in) operating activities was $412,000 and $496,000 in the first six months of 1997 and 1996, respectively. The changes principally relate to changes in operating assets and liabilities.

         Net cash provided by (used in) investing activities was $4,979,000 and $1,935,000 in the first six months of 1997 and 1996, respectively. Variations in purchases of marketable securities, proceeds from sales of marketable securities, and capital expenditures, including the 1997 first half acquisitions of $1.9 million of real estate properties, contributed to these changes. Included in proceeds from sales and redemptions of securities of $8,053,000 for the six months ended June 30, 1997 is a redemption of 7,500 shares, at par, aggregating $750,000, of preferred stock of TCNJ.

         Net cash provided by (used in) financing activities was $(5,426,000) and $(3,066,000) in the first half of 1997 and 1996, respectively. The variation relates to both the issuance of long-term debt in connection with purchases of real estate properties during 1997 and 1996 and principal payments of long-term debt.

         The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1, 2, 3, 4, 5   - Not applicable

Item 6 -                   Exhibits and Reports on Form 8-K
--------                   --------------------------------

         No Form 8-K was filed during the quarter ended June 30, 1997.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WILSHIRE OIL COMPANY OF TEXAS
                               (Registrant)

Date:  August 13, 1997         /s/S. Wilzig Izak
       ---------------         -----------------
                          By:  S. Wilzig Izak
                               Chairman of the Board and Chief Executive Officer
                               (Duly Authorized Officer and Chief Financial
                               Officer)