Form 10-Q
period 1997-09-30
WILSHIRE OIL CO OF TEXAS
filed 1997-11-12
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1997


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

                     Common Stock $1 Par Value -- 9,265,291

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                   ----------

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

           Financial Information:
           Consolidated Balance Sheets --
           September 30, 1997 and December 31, 1996 ...................     1

           Consolidated Statements of Operations --
           Nine months ended September 30, 1997 and 1996 ..............     2

           Consolidated Statements of Operations --
           Three months ended September 30, 1997 and 1996 .............     3

           Consolidated Statement of Cash Flows --
           Nine months ended September 30, 1997 and 1996 ..............     4

           Notes to Consolidated Financial Statements .................     5

           Management's Discussion and Analysis
           of Financial Condition and Results of Operations ...........   6 & 7

PART II -- OTHER INFORMATION ..........................................     8

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                     September 30,  December 31,
                                                         1997          1996
                                                     -------------  ------------
ASSETS
------
CURRENT ASSETS:
  Cash and cash equivalents ........................   $    932      $  1,192
  Accounts receivable (Note 1) .....................      1,139         1,855
  Marketable securities,  at market
     value in 1997 and 1996 ........................     17,376        24,106
  Prepaid expenses and other current assets ........        239           442
                                                       --------      --------
         Total current assets ......................     19,686        27,595
                                                       --------      --------

INVESTMENT IN PREFERRED STOCK OF
  THE TRUST COMPANY OF NEW JERSEY ..................      3,000         3,000
                                                       --------      --------

PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
    full cost method of accounting .................    133,696       131,655
  Real estate properties ...........................     42,764        40,534
  Other property and equipment .....................        410           430
                                                       --------      --------
                                                        176,870       172,619
  Less -- Accumulated depreciation,
          depletion and amortization ...............    107,804       104,836
                                                       --------      --------
                                                         69,066        67,783
                                                       --------      --------
                                                       $ 91,752      $ 98,378
                                                       ========      --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Current portion of long-term debt ................   $  4,150      $  2,911
  Accounts payable .................................      1,611         2,197
  Accrued and other liabilities ....................      2,178         2,932
                                                       --------      --------
         Total current liabilities .................      7,939         8,040
                                                       --------      --------
LONG -- TERM DEBT, less current portion ............     37,614        46,299
                                                       --------      --------
DEFERRED INCOME TAXES ..............................     15,256        16,411
                                                       --------      --------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    issued 10,013,544
    shares in 1997 and 1996 ........................     10,014        10,014
  Capital in excess of par value ...................     10,394         9,700
  Unrealized gain on marketable securities
    ($5,400 in 1997 and $9,047 in 1996),
    net of deferred income taxes ...................      2,973         4,976
  Retained earnings ................................     14,980        10,237
                                                       --------      --------
                                                         38,361        34,927
      Less --
        Treasury stock, 748,253 and 765,169
          shares in 1997 and 1996, at cost .........      4,745         4,851
        Cumulative foreign currency
          translation adjustment ...................      2,673         2,448
                                                       --------      --------
                                                         30,943        27,628
                                                       --------      --------
                                                       $ 91,752      $ 98,378
                                                       ========      ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                     For The Nine Months Ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                        1997          1996
                                                   -------------   -------------
REVENUES
Oil & Gas ........................................   $    4,394     $    4,237
Real Estate ......................................        7,269          6,923
                                                     ----------     ----------
         Total Revenues ..........................       11,663         11,160

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................        1,831          1,817
Real Estate Operating Expenses ...................        4,141          3,950
Depreciation, depletion and amortization .........        3,023          3,051
General and Administrative .......................        1,251          1,036
                                                     ----------     ----------
         Total Costs and Expenses ................       10,246          9,854
                                                     ----------     ----------
         Income from Operations ..................        1,417          1,306

OTHER INCOME .....................................          481            347
GAIN ON SALES OF MARKETABLE SECURITIES (Note 3) ..        8,216          7,208
INTEREST EXPENSE .................................       (2,663)        (2,935)
                                                     ----------     ----------
  Income before provision
    for income taxes .............................        7,451          5,926
PROVISION FOR INCOME TAXES .......................        2,708          1,845
                                                     ----------     ----------
         Net income ..............................   $    4,743     $    4,081
                                                     ----------     ----------
AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING .......................    9,264,663      9,304,676
                                                     ----------     ----------
INCOME PER COMMON SHARE ..........................   $      .51     $      .44
                                                     ----------     ----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                     For The Three Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        1997           1996
                                                    ------------   ------------
REVENUES
Oil & Gas ........................................   $    1,552     $    1,507
Real Estate ......................................        2,478          2,337
                                                     ----------     ----------
         Total Revenues ..........................        4,030          3,844

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................          647            592
Real Estate Operating Expenses ...................        1,416          1,316
Depreciation, depletion and amortization .........          908          1,150
General and Administrative .......................          445            183
                                                     ----------     ----------
         Total Costs and Expenses ................        3,416          3,241
                                                     ----------     ----------
         Income from Operations ..................          614            603

OTHER INCOME .....................................          111            246
GAIN ON SALES OF MARKETABLE SECURITIES (Note 3) ..        2,215          1,535
INTEREST EXPENSE .................................         (844)          (951)
                                                     ----------     ----------
  Income before provision for income taxes .......        2,096          1,433
PROVISION FOR INCOME TAXES .......................          835            407
                                                     ----------     ----------
         Net income ..............................        1,261     $    1,026
                                                     ----------     ----------

AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING: ......................    9,265,301      9,285,760
                                                     ----------     ----------

INCOME PER COMMON SHARE ..........................   $      .14     $      .11
                                                     ----------     ----------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                      For The Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         1997          1996
                                                     ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income .......................................   $  4,743     $  4,081
   Adjustments to reconcile net income to net
      cash provided by operating activities -
   Depreciation, depletion and amortization .........      2,968        3,051
   Deferred income tax provision ....................        483        1,359
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net .....        694          (59)
   Gain on sales of marketable securities ...........     (8,216)      (7,208)
   Foreign currency transactions ....................       --           --
   Changes in operating assets and liabilities --
   (Increase) decrease in receivables ...............        716          172
   (Increase) decrease in prepaid expenses and other
      current assets ................................        203           65
    Increase (decrease) in accounts payable,
       accrued and other liabilities ................       (876)      (1,185)
                                                        --------     --------
Net cash provided by (used in)
  operating activities ..............................   $    715     $    276
                                                        --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net ........................     (4,251)      (5,026)
   Purchase of marketable securities ................       (344)        (167)
   Proceeds from sales and redemptions of
     securities .....................................     11,648        8,566
                                                        --------     --------
   Net cash provided by (used in)
      investing activities ..........................   $  7,053     $  3,373
                                                        --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt .........      1,608        3,950
   Principal payment of long term debt ..............     (9,054)      (7,016)
   Purchase of treasury stock .......................         (2)        (656)
   Exercise of Stock Options ........................        108         --
   Cash Dividends ...................................       (463)        (465)
   Other ............................................       --             18
                                                        --------     --------
   Net cash provided by (used in)
     financing activities ...........................   ($ 7,803)    ($ 4,169)
                                                        --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .............       (225)           7
                                                        --------     --------
   Net increase (decrease) in cash and
      cash equivalents ..............................       (260)        (513)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ...............................      1,192        1,601
                                                        --------     --------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD .....................................   $    932     $  1,088
                                                        --------     --------
SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:

  Cash paid during the period for --
    Interest, net of amounts capitalized ............   $  2,539     $  2,742
    Income taxes, net ...............................      1,394        2,884
                                                        --------     --------

                          WILSHIRE OIL COMPANY OF TEXAS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1997 (Unaudited)


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

3. GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $8,216,000 and $7,208,000 for the nine months ended September 30, 1997 and 1996, respectively, and $2,215,000 and $1,535,000 for the three months ended September 30, 1997 and 1996, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the nine months ended September 30 increased from $4,081,000 in 1996 to $4,743,000 in 1997. Net income for the quarter ended September 30 increased from $1,026,000 in 1996 to $1,261,000 in 1997.

     Consolidated revenues for the nine months ended September 30 increased from $11,160,000 in 1996 to $11,663,000 in 1997. Oil and gas revenues increased from $4,237,000 to $4,394,000 and real estate revenues increased from $6,923,000 to $7,269,000.

     Total costs and expenses were comparable from period to period amounting to $10,246,000 in 1997 and $9,854,000 in 1996. Oil and gas production expense increased by $14,000 and depreciation, depletion and amortization decreased by $28,000. General and administrative expense increased by $215,000, principally due to increased charges related to the Company's non-qualified stock option plan. Real estate operating expenses increased by $191,000.

     Interest expense decreased from $2,935,000 in the first nine months of 1996 to $2,663,000 in 1997. This decrease is attributable to a reduced level of long-term debt and lower interest rates in general in 1997. Gain on sales of marketable securities was $8,216,000 in 1997 as compared with $7,208,000 in 1996. The provision for income taxes includes Federal, state, and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada and the dividend exclusion in the United States.


ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES

     The Company has adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The investments of the Company are principally equity securities, held for indefinite periods of time. These securities are carried at fair value and the difference between cost and fair value is charged/credited directly to shareholders' equity net of income taxes. As of September 30, 1997, the gross unrealized gain on marketable securities was $5.4 million. This amount, net of related deferred income taxes of $2.4 million, is included as a credit to shareholders' equity in the Company's September 30, 1997 consolidated balance sheet.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997 the Company had approximately $12 million in marketable securities at cost, with a market value of approximately $17 million. The current ratio at September 30, 1997 was 2.5 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $12 million at September 30, 1997.

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

     During the nine months ended September 30, 1997, the Company acquired four real estate properties at an aggregate purchase price of approximately $1.9 million. Subsequent to September 30, 1997, the Company acquired a 132 unit garden apartment complex in suburban New Jersey at an aggregate purchase price of approximately $4 million. All of these transactions were financed with first-mortgage loans. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Subsequent to September 30, 1997, the Company refinanced the original 1992 mortgage loans on the Company's first two real estate property acquisitions. These properties were acquired in 1992 at an aggregate cost of approximately $11 million. Due to the significant appreciation in the value of these properties, the Lender granted first- mortgage loans in the aggregate amount of $17.5 million, which is $6.5 million in excess of the Company's original cost of these properties. These funds were borrowed on a long-term basis at favorable rates. The proceeds of these loans were used to pay off the higher-rate original first-mortgage loans of $9 million, pay off $3.2 million of other higher-rate debt, and for investment and working capital purposes.

     Net cash provided by (used in) operating activities was $715,000 and $276,000 in the first nine months of 1997 and 1996, respectively. The changes principally relate to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $7,053,000 and $3,373,000 in the first nine months of 1997 and 1996, respectively. Variations in purchases of marketable securities, proceeds from sales of marketable securities, and capital expenditures, including the 1997 acquisitions of $1.9 million of real estate properties, contributed to these changes. Included in proceeds from sales and redemptions of securities of $11,648,000 for the nine months ended September 30, 1997 are redemptions of 15,000 shares, at par, aggregating $1,500,000, of preferred stock of The Trust Company of New Jersey.

     Net cash provided by (used in) financing activities was $(7,803,000) and $(4,169,000) in the first nine months of 1997 and 1996, respectively. The variation relates to both the issuance of long-term debt in connection with purchases of real estate properties during 1997 and 1996 and principal payments of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

                          PART II -- OTHER INFORMATION


ITEM 1, 2, 3, 4, 5 -- NOT APPLICABLE


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

             3.1  Registrant's By-laws, as amended

            27.1  Financial Data Schedule

     (b) No Form 8-K was filed during the quarter ended September 30, 1997.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WILSHIRE OIL COMPANY OF TEXAS
                                          --------------------------------------
                                          (Registrant)


Date:  November 11, 1997                  By: /s/ S. WILZIG  IZAK
                                              ----------------------------------
                                              S. Wilzig  Izak
                                              Chairman of the Board and
                                                Chief Executive Officer
                                              (Duly Authorized Officer and
                                                Chief Financial Officer)