Form 10-K
period 1997-12-31
WILSHIRE OIL CO OF TEXAS
filed 1998-03-31
CIK 107454

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996
                                       or

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

             For the transition period from ___________ to _________

                          Commission File Number 1-4673

                          WILSHIRE OIL COMPANY OF TEXAS
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)


              DELAWARE                                 84-0513668
-------------------------------             -------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification
Incorporation or Organization)              Number)


        921 BERGEN AVENUE
      JERSEY CITY, NEW JERSEY                              07306
----------------------------------------                ----------
(Address of principal executive offices)                (Zip code)


Registrant's telephone number, including area code:   (201) 420-2796
                                                      --------------

Securities registered pursuant to Section 12(b) of the act:

                              Name of each exchange

   (TITLE OF EACH CLASS)                           ON WHICH REGISTERED
--------------------------                       -----------------------
COMMON STOCK, $1 PAR VALUE                       NEW YORK STOCK EXCHANGE
--------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                     ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the registrant was approximately $51,353,761 based upon the closing sale price of the stock, which was $5.75 On March 16 1998.

The number of shares of the registrant's $1 par value common stock outstanding as of March 16, 1998 was 9,394,096.

                       Documents Incorporated By Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders.

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1997

                                TABLE OF CONTENTS

                                     PART I

                                                                     PAGE

                                                                     ----

Item 1.        Business .........................................      1
Item 1a.       Executive Officers of the Registrant .............      7
Item 2.        Properties .......................................      8
Item 3.        Legal Proceedings ................................     15
Item 4.        Submission of Matters to a Vote of Security
                 Holders ........................................     15

                                     PART II

Item 5.        Market for the Registrant's Common Equity
                 and Related Stockholder Matters ...............      16
Item 6.        Selected Financial Data .........................      17
Item 7.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ...........      20
Item 8.        Financial Statements ............................     F-1
Item 9.        Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure ...........      29

                                    PART III

Item 10.       Directors of the Registrant ......................     29
Item 11.       Executive Compensation ...........................     29
Item 12.       Security Ownership of Certain Beneficial
                 Owners and Management ..........................     29
Item 13.       Certain Relationships and Related Transactions ...     29

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K ............................     30

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

     This Report on Form 10-K for the year ended December 31, 1997 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     As of March 16, 1998, 13 people are employed by the Company. Nine employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

     The Company participated in the drilling of 28 wells (5.40 net) in 1997 compared to 9 (.87 net) in 1996. The United States program in 1997 consisted of the drilling of 8 development wells (.50 net). Two (.28 net) of these wells were successfully completed as oil wells and 5(.13 net) were successfully completed as gas wells. One well was drilled in the state of Texas and the remainder were drilled in the state of Oklahoma. The Canadian drilling program in 1997 consisted of the drilling of 20 development wells (4.90 net), with 17 (4.45 net) of these wells successfully completed as gas wells and 3 (.45 net) as oil wells. Overall, the Company's drilling program had a success ratio of 96.5%.

     The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 1997 consolidated oil and gas revenues.

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

     The Company's expenses relating to preserving the environment during 1997 were not significant in relation to operating costs and the Company expects no material changes in 1998. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

INVESTMENT IN MARKETABLE SECURITIES

     The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. The Company over the years has decreased its holdings in marketable securities and focused its resources in the oil & gas and real estate divisions.

     Holdings of marketable securities, at market value, amounted to $17,947,000 at December 31, 1997 and $24,106,000 at December 31, 1996. The Company realized gains from the sales of marketable securities of $9,595,000 in 1997, $8,462,000 in 1996, and $9,216,000 in 1995.

REAL ESTATE OPERATIONS

          The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. They are not seasonal in nature.

     The Company's Arizona properties include the following:

                  | |      378 unit garden apartment complex
                  | |      340 unit garden apartment complex
                  | |        70 unit midrise apartment building
                  | |    53,000 sq. ft. multi-tenant two story office building
                  | |    65,000 sq. ft. retail/medical use complex

     The Texas property is a 228 unit apartment complex.

     The Company's operations in Florida consists of two office buildings having a combined area of 28,000 square feet and apartment properties having 62 units.

     The Georgia property is a 72 unit apartment complex.

     The Company's properties in New Jersey consists of apartment properties having 461 units, including the Company's fourth quarter 1997 acquistion of a 132 unit apartment complex. In addition, the Company holds various commercial/retail properties.

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

                        EXECUTIVE OFFICERS OF REGISTRANT

NAME                         AGE          POSITION WITH REGISTRANT
----                         ---          ------------------------
S. Wilzig Izak (a)           39           Chairman of the Board and
                                          Chief Executive Officer

Allen C. Knight (b)          73           Senior Vice President - Canada

Steven A. Gelman (c)         41           Senior Vice President and
                                          Controller


a) Ms. Izak was appointed Chairman of the Board on September 20, 1990. She served as Executive Vice President of the Company from August 10, 1987 through September 20, 1990.

b)   Mr. Knight was appointed Senior Vice President on May 2, 1985.

c) Mr. Gelman was appointed Senior Vice President on November 24, 1997. He served as a Vice President of the Company from April 26, 1993 through November 24, 1997,

ITEM 2. PROPERTIES

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

     The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $2,370 Canadian.

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

     For information regarding costs incurred in 1997, please refer to the "Segment Information" in Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:

                       United States                         Canada
                      (000's Omitted)                   (000's Omitted)
              -------------------------------    -------------------------------
               Proved            Proved           Proved             Proved
              Reserves     Developed Reserves    Reserves     Developed Reserves
              --------     ------------------    --------     ------------------
1998          $ 2,338          $ 2,338            $ 1,872          $ 2,119

1999            1,865            1,865              2,973            2,869

2000            1,505            1,505              3,458            2,956

Remainder     $20,797          $ 7,264            $49,064          $40,785

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

     The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1995 and 1996 and 1997 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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

     The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:

                                     United States                 Canada
                                ----------------------      --------------------
                                               Proved                   Proved
                                Proved       Developed      Proved     Developed
                                ------       ---------      ------     ---------
                                   (000's Omitted)            (000's Omitted)

1997 Oil  (Bbls)                 1,405           423         1,194         834
     Gas  (Mcf)                  6,731         6,731        33,629      31,387
     Net present value @ 10%   $17,921       $ 8,515       $24,119     $20,341

1996 Oil  (Bbls)                 1,545           607         1,201         867
     Gas  (Mcf)                  6,798         6,798        26,000      25,364
     Net present value @ 10%   $24,001       $14,660       $22,194     $18,451

1995 Oil (Bbls)                  1,803           855         1,296         915
     Gas (Mcf)                   6,778         6,778        26,212      24,819
     Net present value @ 10%   $20,592       $12,269       $21,074     $17,061


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

     No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 1997, other than with the Securities and Exchange Commission.

PRODUCTION WELLS

     The following tabulations indicate the number of productive wells (gross and net) as of December 31, 1997:

                        Gas                  Oil            Developed Acreage
                 ---------------      ---------------       -----------------
                 Gross       Net      Gross       Net       Gross         Net
                 -----       ---      -----       ---       -----         ---
United States     597       72.2       233       71.3       50,368      20,841

Canada            220       54.7        89       10.1      164,460      26,415

PRODUCTION

     The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).

        Oil and Condensate (Bbls)                     Gas (Mcf)
        -------------------------                     ---------
       United States      Canada            United States          Canada
       -------------      ------            -------------          ------
1997      101,000         60,000              1,047,000            813,000
1996      121,000         44,000                857,000            726,000
1995      169,000         45,000              1,011,000            933,000


     Average sales price per unit of oil or gas produced:

                   Oil                                     Gas
           --------------------                  ------------------------
             U.S.        Canada                   U.S.             Canada
           ------        ------                  -----             ------
1997       $19.10        $14.65                  $2.01             $1.39
1996       $20.01        $17.98                  $1.92             $1.22
1995       $16.06        $14.30                  $1.48             $ .95


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

     There are no agreements with foreign governments.

     Average Production Cost Per Equivalent Barrel of Oil in the United States and Canada:

                              1997             1996                 1995
                              ----             ----                 -----
   United States             $6.32             $6.78                $6.19
   Canada                    $2.78             $2.54                $2.16

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

OIL AND GAS LEASES

     The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                            1997                              1996
                      Undeveloped Acres                 Undeveloped Acres
                    ----------------------            --------------------
                     Gross            Net              Gross          Net
                    ------           -----            ------         -----
United States       10,530           4,598             6,367         3,320

Canada              21,128           3,592            21,128         3,592


     A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

DRILLING

     The following table sets forth the results of the Registrant's drilling programs for the years covered:



                             Exploratory Wells                                       Development Wells
          ------------------------------------------------          ------------------------------------------------
              Net Productive                 Net Dry                   Net Productive                  Net Dry
          ---------------------       --------------------          -------------------           ------------------
           U.S.          Canada        U.S.         Canada           U.S.        Canada            U.S.       Canada
          -----          ------       -----         ------          -----        ------           -----       ------
1997 -      -              -           .1              -              .4          4.9               -            -
1996 -      -              -            -              -              .9            -              .1            -
1995 -      -              -            -             .3             1.0            -               -            -
1994 -      -             .7            -             .2             1.4           .4               -            -
1993 -      -             .2            -             .1             1.9           .3               -            -


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

     Location                                   General Character
     --------                                   -----------------
     Arizona                              378 Unit  Apartment Complex
     Arizona                              340 Unit Apartment Complex
     Arizona                               70 Unit Apartment Building
     Arizona                                  Office Building
     Arizona                                  Retail/Medical use Complex
     Texas                                228 Unit Apartment Complex
     Florida                                  Office Building
     Florida                                  Apartment Properties (62 units)
     Georgia                               72 Unit Apartment Complex
     New Jersey                               Apartment Properties (461 units),
                                               including a 4th quarter 1997
                                               acquisition of a 132 unit
                                               apartment complex
     New Jersey                               Commercial/Retail Properties

     The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 1997, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

           Quarter 1         Quarter 2          Quarter 3        Quarter 4
          High - Low        High - Low         High - Low       High - Low
          ----------        ----------         ----------       ----------
1997    6-1/8 - 5-1/4    5-5/8  -  5-1/8    7-1/16 -  5-1/4   7-1/16 - 5-1/4
1996    6     - 5-1/2    6-1/2  -  5-1/2    6-1/4  -  5-1/2   5-7/8  - 5-1/8


     As of March 15, 1998 there were 9,202 common shareholders of record.

     The Company declared a 3% stock dividend on December 22, 1997. This stock dividend had a record date of January 16, 1998 and was paid on February 20, 1998. The Company declared a $.10 per common share cash dividend on June 21, 1996, payable semi-annually. The first payment of $.05 to shareholders of record on August 21, 1996 was paid on September 20, 1996. The second payment of $.05 had a record date of April 2, 1997 and was paid April 23, 1997.





ITEM 6. SELECTED FINANCIAL DATA

     (Not covered by Report of Independent Public Accountants)

                                             (In thousands of dollars except per share amounts)

                                                  For the Year Ended December 31
                                -------------------------------------------------------------------------
                                  1997             1996              1995           1994           1993
                                --------         -------           -------        --------       --------
Oil/Gas Revenues                $  5,917         $ 5,720           $ 5,672        $  7,926       $  8,505
                                --------         -------           -------        --------       --------
Real Estate Revenues            $  9,730         $ 9,296           $ 8,600        $  7,885       $  6,526
                                --------         -------           -------        --------       --------
Total Revenues                  $15,647          $15,016           $14,272        $ 15,811       $ 15,031
                                -------          -------           -------        --------       --------
Gross Profit
   Oil/Gas (a)                  $  1,316         $ 1,575           $   747        $  1,930       $  1,740
                                --------         -------           -------        --------       --------
Gross Profit
 Real Estate (b)                $  2,420         $ 2,600           $ 2,712        $  2,415       $  2,200
                                --------         -------           -------        --------       --------
Total Gross
   Profit                       $  3,736         $ 4,175           $ 3,459        $  4,345       $  3,940
                                --------         -------           -------        --------       --------
Net Income                      $  5,536         $ 4,709           $ 4,300        $  3,577       $  4,573
                                --------         -------           -------        --------       --------
Net income
per share of
common stock(c)                 $    .58         $   .49           $   .44        $    .35       $    .44
                                --------         -------           -------        --------       --------
Total assets at
year-end                        $102,029         $98,378          $104,186        $103,198       $104,652
                                --------         -------          --------        --------       --------
Long-term
obligations                     $ 51,587         $46,299          $ 47,298        $ 50,160       $ 40,721
                                --------         -------          --------        --------       --------
Cash dividends
per share                       $    .00         $   .10          $    .07        $    .06       $    .05
                                --------         -------          --------        --------       --------



a - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

c - Restated to give effect to stock dividends.




                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)


                                        (In thousands $ except per share amounts)

                                                             1997
                               ---------------------------------------------------------------
                                 1st            2nd          3rd             4th         Year
                               ------         ------       ------          ------      -------
Oil/Gas Revenues               $1,420         $1,422       $1,552          $1,523      $ 5,917
                               ------         ------       ------          ------      -------
Real Estate
  Revenues                     $2,341         $2,450       $2,460          $2,479      $ 9,730
                               ------         ------       ------          ------      -------
Total Revenues                 $3,761         $3,872       $4,012          $4,002      $15,647
                               ------         ------       ------          ------      -------
 Gross Profit
  Oil/Gas (a)                  $  347         $  (98)      $  389          $  678      $ 1,316
Gross Profit
  Real Estate (b)              $  664         $  696       $  652          $  408      $ 2,420
                               ------         ------       ------          ------      -------
 Total Gross
  Profit                       $1,011         $  598       $1,041          $1,086      $ 3,736
                               ------         ------       ------          ------      -------
Net Income                     $1,716         $1,766       $1,261          $  793      $ 5,536
                               ------         ------       ------          ------      -------
Net Income
  Per Share(c)                 $  .18         $  .19       $  .13          $  .08      $   .58
                               ------         ------       ------          ------      -------
Cash Dividends
  Per Share                    $  -0-         $  -0-       $  -0-          $  -0-      $   -0-
                               ------         ------       ------          ------      -------


a - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

c - Restated to give effect to Stock dividends.





                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                                                (In thousands $ except per share amounts)

                                                                  1996
                                    -----------------------------------------------------------------
                                      1st             2nd          3rd              4th        Year
                                    ------           ------       ------           ------     -------
Oil/Gas Revenues                    $1,349           $1,381       $1,507           $1,483     $ 5,720
                                    ------           ------       ------           ------     -------
Real Estate
  Revenues                          $2,191           $2,395       $2,337           $2,373     $ 9,296
                                    ------           ------       ------           ------     -------
Total Revenues                      $3,540           $3,776       $3,844           $3,856     $15,016
                                    ------           ------       ------           ------     -------

Gross Profit
  Oil/Gas (a)                       $  140           $   13       $   44           $1,378     $ 1,575
Gross Profit
  Real Estate (b)                   $  653           $  750       $  742           $  455     $ 2,600
                                    ------           ------       ------           ------     -------
Total Gross
  Profit                            $  793           $  763       $  786           $1,833     $ 4,175
                                    ------           ------       ------           ------     -------

Net Income                          $1,652           $1,403       $1,026           $  628     $ 4,709
                                    ------           ------       ------           ------     -------
Net Income
  Per Share                         $  .17           $  .15       $  .11           $  .06     $   .49
                                    ------           ------       ------           ------     -------
Cash Dividends
  Per Share                         $  -0-           $  .10       $  -0-           $  -0-     $   .10
                                    ------           ------       ------           ------     -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 1997, the average price of oil that the Company received was $17.42 compared to $19.47 for 1996, a price decrease of 10.5%. Average gas prices received by the Company in 1997 were 8.8% higher than 1996 average gas prices. The average price of gas for 1997 was $1.74 compared to $1.60 for 1996.

     The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:



                                                    Fiscal Year Ended December 31
                                             -----------------------------------------
                                                1997              1996          1995
Crude Oil and Natural Gas Production:        ---------         ---------     ---------
    Oil  (Bbls)                                161,000           165,000       214,000
    Gas (Mcf)                                1,860,000         1,583,000     1,944,000
Average sales prices:
    Oil  (per Bbl)                              $17.42            $19.47        $15.69
    Gas(per MCF)                                $ 1.74            $ 1.60        $ 1.23
Average production costs per BOE                $ 4.85            $ 5.15       $  4.69

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED WITH YEAR ENDED DECEMBER 31, 1996 ("1996")

     Net income for the year ended December 31 increased from $4,709,000 in 1996 to $5,536,000 in 1997, an increase of 18%.

     Oil and gas revenues increased from $5,720,000 in 1996 to $5,917,000 in 1997. This increase is attributable to production from the Company's active drilling program for natural gas.

     Real estate revenues increased from $9,296,000 in 1996 to $9,730,000 in 1997. This increase was principally due to higher rents and the operations of the properties acquired in 1997.

     Oil and gas production expense was comparable in 1997 and 1996. Oil and gas production expense amounted to $2,274,000 in 1997 and $2,209,000 in 1996.

     Depreciation, depletion and amortization of oil and gas assets amounted to $2,327,000 in 1997 compared to $1,936,000 in 1996. This increase is principally attributable to a decrease in the estimated value of the Company's domestic oil & gas pool in 1997 compared to 1996. Real estate depreciation was $1,404,000 in 1997 compared to $1,157,000 in 1996.

     General and administrative expense amounted to $1,646,000 in 1997 compared to $1,447,000 in 1996. This increase is principally attributable to amounts related to the Company's non-qualified stock option plan.

     The Company realized gains on sales of marketable securities of $9,595,000 in 1997 compared to $8,449,000 in 1996.

     Interest expense decreased from $3,939,000 in 1996 to $3,331,000 in 1997. This decrease is attributable to a reduction in long-term debt during 1997 and lower interest rates during 1997.

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

"YEAR 2000 ISSUE"

     The Company continues to evaluate what effects, if any, Year 2000 issues may have on its operations. At present, the Company does not believe such issues will have any material adverse effect in its operations, liquidity or on its consolidated financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS no. 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997 the Company had approximately $15 million in marketable securities at cost, with a market value of approximately $18 million. The current ratio at December 31, 1997 was 3 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $17 million at December 31, 1997.

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

     During the year-ended 1997, the Company acquired six real estate properties from The Trust Company of New Jersey ("The Trust Company") at an aggregate purchase price of approximately $9.3 million. These transactions were financed with first-mortgage loans from The Trust Company. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     During the fourth quarter of 1997, the Company refinanced with Criimi Mae and Citicorp the original 1992 mortgage loans on the Company's first two real estate property acquisitions. These properties were acquired in 1992 at an aggregate cost of approximately $11 million. Due to the significant appreciation in the value of these properties, the Lender granted first-mortgage loans in the aggregate amount of $17.5 million, which is $6.5 million in excess of the Company's original cost of these properties. These funds were borrowed on a long-term basis at favorable rates. The proceeds of these loans were used to pay off the higher-rate original first-mortgage loans of $9 million, pay off $3.2 million of other higher-rate debt, and for investment and working capital purposes.

     Net cash provided by (used in) operating activities was $(268,000), $(486,000), and $745,000 in 1997, 1996 and 1995, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

     Net cash provided by (used in) investing activities was $133,000, $3,456,000 and $4,159,000 in 1997, 1996 and 1995, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $9,300,000 in 1997 and $3,000,000 1996. Proceeds from sales and redemptions of securities amounted to $15,078,000 in 1997, $10,044,000 in 1996 and $10,501,000 in 1995. Included in
this amount for 1997 are redemptions of 22,500 shares, at par, aggregating $2,250,000, of preferred stock of The Trust Company. Additionally, purchases of marketable securities amounted to $2,428,000 in 1997, $294,000 in 1996, and $3,130,000 in 1995.

     Net cash provided by (used in) financing activities was $4,483,000, ($3,374,000) and ($4,215,000) in 1997, 1996 and 1995, respectively. The variations principally relate to the issuance, renegotiation, and repayments of long-term debt. Additionally, in 1996, the Company borrowed new monies and also restructured its existing loans which were collateralized by securities. See Footnote No. (4) to the consolidated financial statements for a schedule of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-K for the year ended December 31, 1997 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

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






     Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                                         Crude Oil, Condensate and Natural Gas Liquids
                                               -----------------------------------------------------------------
                                                         United States                       Canada
                                               -----------------------------       -----------------------------
                                                                           (Barrels)
                                                1997       1996        1995        1997        1996        1995
                                               -----       -----       -----       -----       -----       -----
Proved Reserves-Beginning of Year              1,545       1,803       2,113       1,201       1,296       1,267
Revisions of previous estimates                  (52)       (176)       (381)        (24)        (51)         57
Sale of minerals in place                        -0-         -0-         -0-         -0-         -0-         -0-
Extensions and discoveries                        13          39         240          77         -0-          17
Production                                      (101)       (121)       (169)        (60)        (44)        (45)
                                               -----       -----       -----       -----       -----       -----
Proved Reserves-End of Year                    1,405       1,545       1,803       1,194       1,201       1,296
                                               -----       -----       -----       -----       -----       -----
Proved Developed Reserves-
    Beginning of Year                            607         855       1,165         867         915         893
                                               -----       -----       -----       -----       -----       -----
    End of Year                                  423         607         855         834         867         915
                                               =====       =====       =====       =====       =====       =====




                                                                               Natural Gas
                                                  --------------------------------------------------------------------
                                                            United States                          Canada
                                                  ------------------------------      --------------------------------
                                                                                (MCF)
                                                   1997         1996        1995       1997         1996         1995
                                                  -----        -----       -----      ------       ------       ------
Proved Reserves-Beginning of Year                 6,798        6,778       7,050      26,000       26,212       25,002
Revisions of previous estimates                     856          750         630      (1,968)         514        2,134
Sale of minerals in place                           -0-          -0-         -0-         -0-          -0-          -0-
Extensions and discoveries                          124          127         109      10,410            0            9
Production                                       (1,047)        (857)     (1,011)       (813)        (726)        (933)
                                                 ------        -----      ------      ------       ------       ------
Proved Reserves-End of Year                       6,731        6,798       6,778      33,629       26,000       26,212
                                                 ------        -----      ------      ------       ------       ------
Proved Developed Reserves-
   Beginning of Year                              6,798        6,778       7,050      25,364       24,819       23,622
                                                 ------        -----      ------      ------       ------       ------
   End of Year                                    6,731        6,798       6,778      31,387       25,364       24,819
                                                 ======        =====      ======      ======       ======       ======






            Standardized Measure of Discounted Future Net Cash Flows

                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)


                                                     United States                           Canada
                                              --------------------------            --------------------------
                                                1997               1996              1997               1996
                                              -------            -------            -------            -------
Future cash flows                             $41,648            $54,839            $77,242            $73,141
                                              -------            -------            -------            -------
Future costs:
    Production                                 13,540             15,699             18,053             16,533
    Development, dismantlement
     & abandonment                              1,603              1,603              1,822              2,461
                                              -------            -------            -------            -------
Total Future Costs                            $15,143            $17,302            $19,875            $18,994
                                              -------            -------            -------            -------
Future net inflows-Before
     income tax                               $26,505            $37,537            $57,367            $54,147
                                              -------            -------            -------            -------
Future income taxes                           $ 6,888            $ 9,966            $19,407            $18,400
                                              -------            -------            -------            -------
Future net cash flows                         $19,617            $27,571            $37,960            $35,747
                                              -------            -------            -------            -------
10% Discount factor                             6,353             10,818             22,000             21,095
                                              -------            -------            -------            -------
Standardized measure of
     discounted future net
        cash flows                            $13,264            $16,753            $15,960            $14,652
                                              -------            -------            -------            -------

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

     "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 1997, 1996 and 1995 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)


                                         1997          1996           1995
                                       -------        -------        -------
Standardized Measure -                 $31,405        $29,095        $29,404
  Beginning of Year
Sales and transfers - Net
  of Production Costs                   (3,643)        (3,490)        (2,948)
Extensions and discoveries               4,421            690          3,304
Net change in sales price               (4,554)        10,899            425
Revision of quantity estimates          (1,184)        (1,424)        (2,126)
Proceeds from Sales of
  Minerals in Place                        -0-            -0-            -0-
Accretion of discount                    2,984          2,463          3,011
Net change in income taxes               1,639         (2,010)           818
Change in production rates-
  Other                                 (1,844)        (4,818)        (2,793)
                                       -------        -------        -------
Standardized measure -
  End of year                          $29,224        $31,405        $29,095
                                       -------        -------        -------

ITEM 8 -- FINANCIAL STATEMENTS

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS:

   Report of Independent Public Accountants                                 F-2

   Consolidated Balance Sheets as of December 31, 1997 and 1996             F-3

   Consolidated Statements of Income for the Years Ended
     December 31, 1997, 1996 and 1995                                       F-4

   Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1997, 1996 and 1995                           F-5

   Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995                                       F-6

   Notes to Consolidated Financial Statements                               F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
   Board of Directors of

     Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                                  ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 23, 1998






                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996

                                          ASSETS                                                     1997                  1996
                                          ------                                                 ------------          ------------
CURRENT ASSETS:
   Cash and cash equivalents                                                                     $  5,534,000          $  1,192,000
   Accounts receivable                                                                              1,061,000             1,855,000
   Marketable securities, available for sale, at fair value (Notes 3 and 4)                        17,947,000            24,106,000
   Prepaid expenses and other current assets                                                          949,000               442,000
                                                                                                 ------------           -----------
                Total current assets                                                               25,491,000            27,595,000
                                                                                                 ------------           -----------

INVESTMENT IN PREFERRED STOCK OF
   THE TRUST COMPANY OF NEW JERSEY (Notes 3, 4 and 8)                                                       0             3,000,000
                                                                                                 ------------           -----------





PROPERTY AND EQUIPMENT (Notes 2, 4, 8 and 9):
     Oil and gas properties, using the full cost method of accounting                             133,509,000           131,655,000
     Real estate properties                                                                        50,901,000            40,534,000
     Other property and equipment                                                                     421,000               430,000
                                                                                                 ------------           -----------
                                                                                                  184,831,000           172,619,000
     Less- Accumulated depreciation, depletion and amortization                                   108,293,000           104,836,000
                                                                                                 ------------           -----------

                                                                                                   76,538,000            67,783,000
                                                                                                 ------------           -----------


                                                                                                 $102,029,000           $98,378,000
                                                                                                 ============           ===========




                           LIABILITIES AND SHAREHOLDERS' EQUITY                                     1997                  1996
                           ------------------------------------                                 -------------         -------------
CURRENT LIABILITIES
   Current portion of long-term debt (Note 4)                                                    $  3,324,000          $  2,911,000
   Accounts payable                                                                                 1,856,000             2,197,000
   Income taxes payable (Note 6)                                                                    1,517,000             1,245,000
   Dividends payable (Note 5)                                                                          18,000               463,000
   Accrued liabilities (Note 7)                                                                     1,575,000             1,224,000
                                                                                                 ------------          ------------

                Total current liabilities                                                           8,290,000             8,040,000
                                                                                                 ------------          ------------


LONG-TERM DEBT, less current portion (Note 4)                                                      51,587,000            46,299,000
                                                                                                 ------------          ------------

DEFERRED INCOME TAXES AND OTHER LIABILITIES
(Notes 2, 5 and 6)                                                                                 13,415,000            16,411,000
                                                                                                 ------------          ------------


COMMITMENTS AND CONTINGENCIES (Note 7)


SHAREHOLDERS' EQUITY (Notes 2 and 7):
 Preferred stock, $1 par value, 1,000,000 shares authorized; none
    issued and outstanding in 1997 and 1996                                                                0                      0
   Common stock, $1 par value, 15,000,000 shares authorized;
     issued 10,013,544 shares in 1997 and 1996                                                    10,014,000             10,014,000
   Capital in excess of par value                                                                  9,522,000              9,700,000
   Unrealized gain on marketable securities, available for sale, of
     $2,943,000 and $9,047,000 in 1997 and 1996, respectively, net of
     income taxes                                                                                  1,619,000              4,976,000
   Retained earnings                                                                              14,267,000             10,237,000
                                                                                                 ------------          ------------

                                                                                                  35,422,000             34,927,000
    Less-
     Treasury stock, 888,724 and 765,169 shares in 1997 and
       1996, respectively, at cost                                                                 3,857,000              4,851,000
     Cumulative foreign currency translation adjustment                                            2,828,000              2,448,000
                                                                                                 ------------          ------------


                                                                                                  28,737,000             27,628,000
                                                                                                 ------------          ------------

                                                                                                $102,029,000            $98,378,000
                                                                                                ============            ===========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.




                WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                          1997                 1996                1995
                                                                       ----------           ----------          ----------
REVENUES (Notes 2, 8 and 9):
  Oil and gas                                                         $5,917,000           $5,720,000          $5,672,000
  Real estate                                                          9,730,000            9,296,000           8,600,000
                                                                      ----------           ----------          ----------

               Total revenues                                         15,647,000           15,016,000          14,272,000
                                                                      ----------           ----------          ----------
COSTS AND EXPENSES (Notes 5, 8 and 9):

  Oil and gas production expenses                                      2,274,000            2,209,000           2,524,000
  Real estate operating expenses                                       5,906,000            5,539,000           4,851,000
  Depreciation, depletion and amortization                             3,762,000            3,115,000           3,451,000
  General and administrative                                           1,646,000            1,447,000           1,415,000
                                                                      ----------           ----------          ----------

               Total costs and expenses                               13,588,000           12,310,000          12,241,000
                                                                      ----------           ----------          ----------

               Income from operations                                  2,059,000            2,706,000           2,031,000

GAIN ON SALES OF MARKETABLE
  SECURITIES, AVAILABLE FOR SALE                                       9,595,000            8,462,000           9,216,000

OTHER INCOME, net (Note 3)                                               463,000              362,000             766,000

INTEREST EXPENSE (Note 4)                                             (3,331,000)          (3,939,000)         (4,144,000)
                                                                      ----------           ----------          ----------
               Income before provision for income taxes                8,786,000            7,591,000           7,869,000
PROVISION FOR INCOME TAXES (Note 6)                                    3,250,000            2,882,000           3,569,000
                                                                      ----------           ----------          ----------
               Net income                                             $5,536,000           $4,709,000          $4,300,000
                                                                      ==========           ==========          ==========
BASIC EARNINGS PER COMMON SHARE                                            $0.58                $0.49               $0.44
                                                                      ==========           ==========          ==========
DILUTED EARNINGS PER COMMON SHARE                                          $0.58                $0.49               $0.43
                                                                      ==========           ==========          ==========

           The accompanying notes to consolidated financial statements are an integral part of these statements.




                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                                                     Preferred Stock
                                                                                              ---------------------------
                                                                                                Shares
                                                                                                Issued           Amount
                                                                                              ----------    -------------

BALANCE, December 31, 1994                                                                         0              $0
   Add (deduct):
     Net income                                                                                    0               0
     Amortization of deferred compensation in connection with nonqualified
       stock option plans (Note 5)                                                                 0               0
     Purchase of treasury stock                                                                    0               0
     Payment of cash dividends, $.07 per common share                                              0               0
     Net translation adjustment, current year                                                      0               0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                         0               0
                                                                                                ----          ------
BALANCE, December 31, 1995                                                                         0               0
   Add (deduct):
     Net income                                                                                    0               0
     Amortization of deferred compensation in connection with
       nonqualified stock option plans (Note 5)                                                    0               0
     Exercise of stock options                                                                     0               0
     Purchase of treasury stock                                                                    0               0
     Payment of cash dividends, $.10 per common share                                              0               0
     Net translation adjustment, current year                                                      0               0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                         0               0
                                                                                                ----          ------
BALANCE, December 31, 1996                                                                         0               0
   Add (deduct):
     Net income                                                                                    0               0
     Stock dividend (Notes 2 and 5)                                                                0               0
     Amortization of deferred compensation in connection with
       nonqualified stock option plans (Note 5)                                                    0               0
     Exercise of stock options (Note 5)                                                            0               0
     Purchase of treasury stock                                                                    0               0
     Net translation adjustment, current year                                                      0               0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                         0               0
                                                                                                ----          ------
BALANCE, December 31, 1997                                                                         0              $0
                                                                                                ====          ======


                                                                                                Common Stock
                                                                                   -------------------------------------
                                                                                        Shares
                                                                                        Issued                Amount
                                                                                   -----------------    ----------------
BALANCE, December 31, 1994                                                              10,013,544          $10,014,000
   Add (deduct):
     Net income                                                                                  0                    0
     Amortization of deferred compensation in connection with nonqualified
       stock option plans (Note 5)                                                               0                    0
     Purchase of treasury stock                                                                  0                    0
     Payment of cash dividends, $.07 per common share                                            0                    0
     Net translation adjustment, current year                                                    0                    0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                       0                    0
                                                                                       -----------          -----------
BALANCE, December 31, 1995                                                              10,013,544           10,014,000
   Add (deduct):
     Net income                                                                                  0                    0
     Amortization of deferred compensation in connection with
       nonqualified stock option plans (Note 5)                                                  0                    0
     Exercise of stock options                                                                   0                    0
     Purchase of treasury stock                                                                  0                    0
     Payment of cash dividends, $.10 per common share                                            0                    0
     Net translation adjustment, current year                                                    0                    0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                       0                    0
                                                                                      ------------          -----------
BALANCE, December 31, 1996                                                              10,013,544           10,014,000
   Add (deduct):
     Net income                                                                                  0                    0
     Stock dividend (Notes 2 and 5)                                                              0                    0
     Amortization of deferred compensation in connection with
       nonqualified stock option plans (Note 5)                                                  0                    0
     Exercise of stock options (Note 5)                                                          0                    0
     Purchase of treasury stock                                                                  0                    0
     Net translation adjustment, current year                                                    0                    0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                       0                    0
                                                                                       -----------         ------------
BALANCE, December 31, 1997                                                              10,013,544          $10,014,000
                                                                                       ===========         ============














                                                                                                         Unrealized Gain
                                                                                   Capital in            on Marketable
                                                                                    Excess of          Securities, Net of
                                                                                    Par Value              Income Taxes
                                                                                -----------------    -----------------------
BALANCE, December 31, 1994                                                          $10,399,000             $10,168,000
   Add (deduct):
     Net income                                                                               0                       0
     Amortization of deferred compensation in connection with nonqualified
       stock option plans (Note 5)                                                     (474,000)                      0
     Purchase of treasury stock                                                               0                       0
     Payment of cash dividends, $.07 per common share                                         0                       0
     Net translation adjustment, current year                                                 0                       0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                    0                (722,000)
                                                                                    -----------              ----------
BALANCE, December 31, 1995                                                            9,925,000               9,446,000
   Add (deduct):
     Net income                                                                               0                       0
     Amortization of deferred compensation in connection with
       nonqualified stock option plans (Note 5)                                        (237,000)                      0
     Exercise of stock options                                                           12,000                       0
     Purchase of treasury stock                                                               0                       0
     Payment of cash dividends, $.10 per common share                                         0                       0
     Net translation adjustment, current year                                                 0                       0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                    0              (4,470,000)
                                                                                    -----------             -----------
BALANCE, December 31, 1996                                                            9,700,000               4,976,000
   Add (deduct):
     Net income                                                                               0                       0
     Stock dividend (Notes 2 and 5)                                                    (206,000)                      0
     Amortization of deferred compensation in connection with
       nonqualified stock option plans (Note 5)                                          82,000                       0
     Exercise of stock options (Note 5)                                                 (54,000)                      0
     Purchase of treasury stock                                                               0                       0
     Net translation adjustment, current year                                                 0                       0
     Change in unrealized gain on marketable securities, available for sale,
       net of income taxes                                                                    0              (3,357,000)
                                                                                    -----------             -----------
BALANCE, December 31, 1997                                                          $ 9,522,000             $ 1,619,000
                                                                                    ============            ===========

                                                                                                                   Cumulative
                                                                                                                    Foreign
                                                                                                                    Currency
                                                                               Retained         Treasury           Translation
                                                                               Earnings          Stock             Adjustment
                                                                             -----------    -----------------   -----------------
BALANCE, December 31, 1994                                                    $2,822,000         ($2,290,000)         ($2,674,000)
  Add (deduct):
    Net income                                                                 4,300,000                   0                    0
    Amortization of deferred compensation in connection with nonqualified
      stock option plans (Note 5)                                                      0                   0                    0
    Purchase of treasury stock                                                         0          (1,720,000)                   0
    Payment of cash dividends, $.07 per common share                            (663,000)                  0                    0
    Net translation adjustment, current year                                           0                   0              314,000
    Change in unrealized gain on marketable securities, available for sale,
      net of income taxes                                                              0                   0                    0
                                                                              ----------         -----------          -----------

BALANCE, December 31, 1995                                                     6,459,000          (4,010,000)          (2,360,000)
  Add (deduct):
    Net income                                                                 4,709,000                   0                    0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                         0                   0                    0
    Exercise of stock options                                                          0               5,000                    0
    Purchase of treasury stock                                                         0            (846,000)                   0
    Payment of cash dividends, $.10 per common share                            (931,000)                  0                    0
    Net translation adjustment, current year                                           0                   0              (88,000)
    Change in unrealized gain on marketable securities, available for sale,
      net of income taxes                                                              0                   0                    0
                                                                              ----------         -----------           ----------

BALANCE, December 31, 1996                                                    10,237,000          (4,851,000)          (2,448,000)
  Add (deduct):
    Net income                                                                 5,536,000                   0                    0
    Stock dividend (Notes 2 and 5)                                            (1,506,000)          1,694,000                    0
    Amortization of deferred compensation in connection with
      nonqualified stock option plans (Note 5)                                         0                   0                    0
    Exercise of stock options (Note 5)                                                 0             163,000                    0
    Purchase of treasury stock                                                         0            (863,000)                   0
    Net translation adjustment, current year                                           0                   0             (380,000)
    Change in unrealized gain on marketable securities, available for sale,
      net of income taxes                                                              0                   0                    0
                                                                              -----------       ------------          -----------

BALANCE, December 31, 1997                                                    $14,267,000        ($3,857,000)         ($2,828,000)
                                                                              ===========       ============          ===========

The accompanying notes to consolidated financial statements are an integral part to these statements.



                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                         1997                 1996                  1995
                                                                      ----------           ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $5,536,000           $4,709,000            $4,300,000
    Adjustments to reconcile net income to net cash
     (used in) provided by operating activities-
       Depreciation, depletion and amortization                        3,762,000            3,115,000             3,451,000
       Deferred income tax provision (benefit)                           740,000            1,168,000              (385,000)
       Adjustment of deferred and unearned
         compensation in connection with
         nonqualified stock option plan, net                             (22,000)            (119,000)             (143,000)
     Gain on sales of marketable securities,
       available for sale                                             (9,595,000)          (8,462,000)           (9,216,000)
     Foreign currency transactions                                             0              (83,000)              (13,000)
     Changes in operating assets and liabilities-
       Decrease (increase) in accounts receivable                        794,000             (842,000)              (73,000)
       (Increase) decrease in prepaid expenses
         and other current assets                                       (507,000)            (101,000)               59,000
       (Decrease) increase in dividends payable                         (445,000)             463,000                     0
       (Decrease) increase in other liabilities                         (814,000)             814,000                     0
       Increase (decrease) in accounts payable,
         accrued liabilities and taxes payable                           283,000           (1,148,000)            2,765,000
                                                                      ----------           ----------            ----------
                Net cash (used in) provided by
                  operating activities                                  (268,000)            (486,000)              745,000
                                                                      ----------           ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                                         (12,517,000)          (6,294,000)           (3,212,000)
   Purchases of marketable securities                                 (2,428,000)            (294,000)           (3,130,000)
   Proceeds from sales and redemptions of
     marketable securities, available for sale                        15,078,000           10,044,000            10,501,000
                                                                      ----------           ----------            ----------

                Net cash provided by
                  investing activities                                   133,000            3,456,000             4,159,000
                                                                      ----------           ----------            ----------





                                                                        1997                 1996                  1995
                                                                    ------------         ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                         $ 36,790,000         $ 18,670,000           $   650,000
   Principal payments of long-term debt                              (31,090,000)         (20,272,000)           (2,482,000)
   Purchase of treasury stock                                           (863,000)            (846,000)           (1,720,000)
   Cash dividends                                                       (463,000)            (931,000)             (663,000)
   Exercise of stock options                                             109,000                5,000                     0
                                                                    ------------         ------------           -----------
                Net cash provided by (used in)
                  financing activities                                 4,483,000           (3,374,000)           (4,215,000)
                                                                     ------------         ------------           -----------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                                                (6,000)              (5,000)                5,000
                                                                    ------------         ------------           -----------
                Net increase (decrease) in cash
                  and cash equivalents                                 4,342,000             (409,000)              694,000

CASH AND CASH EQUIVALENTS,
   beginning of year                                                   1,192,000            1,601,000               907,000
                                                                    ------------         ------------           -----------
CASH AND CASH EQUIVALENTS, end of year                              $  5,534,000         $  1,192,000           $ 1,601,000


SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
     Cash paid during the year for-
       Interest                                                     $  3,623,000         $  4,019,000           $ 4,040,000
       Income taxes, net                                               2,449,000            3,318,000               369,000
                                                                    ============         ============           ===========

                                      F-7


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) DESCRIPTION OF BUSINESS:

       Wilshire Oil Company of Texas (the Company) is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted both in its own name and through several wholly-owned subsidiaries in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas production is sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Georgia and Texas. The Company also maintains investments in marketable securities, which are available for sale.

(2)  SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES:

       Significant accounting policies followed by the Company and its subsidiaries are as follows-

         Basis of Presentation-

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany account balances and transactions among subsidiaries have been eliminated.

         Use of Estimates-

          The preparation of these financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash And Cash Equivalents-

          The Company considers cash and cash equivalents to include deposits with banks having a maturity of three months or less from date of purchase.

         Marketable Securities, Available for Sale-

          As of December 31, 1997 and 1996, the marketable securities of the Company consist primarily of equity securities, all of which are classified as available for sale. These securities are carried at fair value based upon quoted market prices. Differences between an investment's cost and its fair value are charged (credited) directly to shareholders' equity, net of related income taxes. The cost of securities sold is determined on a specific identification basis.

          As of December 31, 1997 and 1996, the net unrealized holding gains of these securities were $2,943,000 and $9,047,000, respectively. The net unrealized holding gains are included as a credit to shareholders' equity, net of income taxes of $1,324,000 and $4,071,000 for 1997 and 1996, respectively.

         Property And Equipment-

           Oil And Gas Properties-

          The Company follows the accounting policy, generally known in the oil industry as "full cost accounting," of capitalizing all costs, including interest costs, relating to the exploration for and development of its mineral resources. Under this method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves.

          Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 1997 and 1996.

         Real Estate And Other Properties-

          Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

          As of December 31, 1997 and 1996, real estate properties consist of land with an aggregate cost of $11,627,000 and $8,323,000, buildings with an aggregate cost of $35,724,000 and $29,672,000 and furniture and fixtures with an aggregate cost of $3,550,000 and $2,539,000, respectively.

         Impairment of Property and Equipment-

          Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The adoption of this standard did not have an impact on the Company's financial condition or results of operations. In addition, as of December 31, 1997, the Company has determined that no impairment has occurred in accordance with the measurement criteria prescribed by SFAS 121.

         Revenue Recognition-

          Revenue from oil and gas properties is recognized at the time these products are delivered to third party purchasers. Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from the tenant. Because revenues from both oil and gas and real estate operations are collected in a relatively short period, no allowance is provided for uncollectible accounts.

         Deferred Income Taxes-

          Certain transactions are recorded on the books of the Company in a period different from that in which these transactions are reported for income tax purposes. These transactions, as well as other temporary differences between the basis in assets and liabilities for financial reporting and income tax purposes, result in deferred income taxes. The principal transactions are those related to intangible drilling costs, exploration costs, expired leases, depreciation and nonproducing well costs (see Note 6).

         Foreign Operations-

          The assets and liabilities of the Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses has been deferred as a separate component of shareholders' equity until the sale or liquidation of the underlying foreign investment.

          Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $15,527,000 at December 31, 1997.

         Accounting for Stock-Based Compensation-

          The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 1997 and 1996, there are several stock option plans subject to the provisions of SFAS 123. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements (see Note 5).

         Net Income Per Common Share-

          On December 22, 1997, the Company declared a 3% stock dividend to shareholders of record on January 16, 1998. The dividend was paid on February 20, 1998.

          In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements and the 3% stock dividend declared in 1997.






          The following table sets forth the computation of basic and diluted earnings per share-

                                                                    1997               1996                1995
                                                                 ----------          ----------         ----------

              Numerator-
                Net income-
                  Basic and Diluted                              $5,536,000          $4,709,000         $4,300,000
                                                                 ==========          ==========         ==========

              Denominator-
                Weighted average common shares
                  outstanding-Basic                               9,522,167           9,568,502          9,864,617

                Incremental shares from assumed
                  conversions of stock options                       89,182              89,695            147,462
                                                                 ----------          ----------         ----------


                Weighted average common shares
                  outstanding-Diluted                             9,611,349           9,658,197         10,012,079
                                                                 ==========          ==========         ==========

              Basic earnings per share                                $0.58              $0.49               $0.44
              Diluted earnings per share                              $0.58              $0.49               $0.43

         Recent Accounting Pronouncements-

          In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is required to be adopted for the Company's fiscal year ending December 31, 1998. The adoption of this pronouncement is expected to have no impact on the Company's financial position or results of operations. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is required to be adopted for the Company's 1998 year-end financial statements. The Company is currently evaluating the impact, if any, of the adoption of this pronouncement on the Company's existing disclosures.

(3)  INVESTMENT IN PREFERRED STOCK
      OF THE TRUST COMPANY OF NEW JERSEY:

          At December 31, 1997 and 1996, the Company owned 37,500 and 60,000 shares, respectively, of The Trust Company of New Jersey's (The Trust Company) 9-3/4% preferred stock, which is stated at its original cost. Annual dividends of $475,000, $585,000 and $585,000 were received on the preferred shares in 1997, 1996 and 1995, respectively, and are included in other income. In accordance with the agreements, the preferred shares are callable in whole or in part at the option of The Trust Company and there are certain restrictions on the payment and accumulation of dividends. In addition, the Company has agreed to waive its voting rights with respect to these shares.

          During 1997, The Trust Company redeemed 22,500 shares of preferred stock at its stated value of $2,250,000. During the first quarter of 1998, The Trust Company announced its intent to call the remaining 37,500 shares at its stated value of $3,750,000. As of December 31, 1997, 37,500 shares, or $3,750,000 of preferred stock is included in marketable securities, available for sale in the accompanying consolidated balance sheet. As of December 31, 1996, 30,000 shares, or $3,000,000 is included in investment in preferred stock of The Trust Company and 30,000 shares, or $3,000,000 is included in marketable securities, available for sale.

(4) LONG-TERM DEBT:

          Long-term debt as of December 31 consisted of the following-

                                             1997                  1996
                                          -----------          -----------

         Mortgage notes payable (a)       $25,824,000          $28,240,000
         Mortgage notes payable (b)        17,527,000                    0
         Note payable (c)                   8,560,000           12,420,000
         Revolving loan (d)                         0            3,950,000
         Term loan payable (e)                      0            3,100,000
         Promissory note (f)                2,000,000            1,500,000
         Loan payable (g)                   1,000,000                    0
                                          -----------          -----------

                                           54,911,000           49,210,000
         Less- Current portion              3,324,000            2,911,000
                                          -----------          -----------

                                          $51,587,000          $46,299,000
                                          ===========          ===========
          ----------
          (a) At December 31, 1997, the Company had mortgage notes payable to The Trust Company totaling $25,824,000 payable in installments, bearing interest at a weighted average effective interest rate of 7.5%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties and mature at various dates through January, 2009.

          (b) During 1997, the Company paid in full, prior to maturity, two mortgage loans with The Trust Company, discussed in (a), and refinanced these loans with Criimi Mae/Citicorp Real Estate (Criimi Mae). The Criimi Mae loans are payable in monthly installments, bear interest at a rate of 7.48% and mature in 2007.

          (c) The note payable to The Trust Company bears interest at the prime lending rate (8.5% at December 31, 1997) and matures in 1999. The note is secured by marketable securities with a market value of approximately $11,189,000 at December 31, 1997.

          (d) During 1996, the Company issued a promissory note for a revolving loan with a lending institution. This loan, collateralized by securities, was due to mature in 2001. The Company paid the loan in full in 1997.

          (e) The term loan payable was secured by substantially all of the domestic oil and gas producing properties as well as marketable securities and bore interest at the prime lending rate. The loan was due to mature in 1999. The Company paid the loan in full in 1997.

          (f) The promissory note bears interest at the bank's certificate of deposit rate plus one percent (5.15% at December 31, 1997). The note is payable in full on June 30, 1998.

          (g) During 1997, the Company obtained an unsecured $1,000,000 revolving line of credit from The Trust Company. This loan bears interest at the prime lending rate and matures in 1998.

               The aggregate maturities of the long-term debt in each of the five years subsequent to 1997 and thereafter are-

               1998                                $ 3,324,000
               1999                                  9,007,000
               2000                                    472,000
               2001                                    482,000
               2002                                    501,000
               Thereafter                           41,125,000
                                                   -----------
                                                   $54,911,000
                                                   ===========

(5)  STOCK OPTIONS:

          Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 335,600 shares of common stock were outstanding to officers, key consultants and employees at December 31, 1997. No additional options may be granted under these plans.

          In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. During 1995, the Company granted 3,000 and 35,000 options to purchase shares of common stock under the Incentive Plan and Director Plan, respectively and during 1996, the Company granted 35,000 options to purchase common stock under the Director Plan. No options were granted under either plan during 1997.

          The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

          Effective January 1, 1996, the Company adopted the provisions of SFAS 123, "Accounting For Stock-Based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $41,000 with no per share effect in 1997, $96,000 with $.01 per share effect in 1996, and $32,000 with no per share effect in 1995. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1996 and 1995 was $2.66 and $2.61, respectively.






          The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $6.31 in 1996 and $6.18 in 1995 and the following weighted average assumptions; risk-free interest rate of and 6.87% in 1996 and 6.44% for 1995, volatility of 24.26% for 1996 and 26.86% for 1995, and dividend yield of 1.6% for 1996 and 1995.

          The following table summarizes stock option activity for 1997 and 1996-

                                                        1997                              1996
                                           -----------------------------    ---------------------------------
                                                             Price                                 Price
                                              Shares        Low-High             Shares          Low-High
                                           ----------    ---------------    ---------------   --------------
         Options outstanding at
           beginning of year               440,188         $1.00-6.71            412,491        $1.00-$6.71
         Options granted                         0             -                  35,000           6.31
         Options exercised                 (25,725)        2.98-3.99              (1,215)          4.30
         Options terminated and
           expired                          (5,863)           3.49                (6,088)          3.49
                                           -------        -----------            -------        -----------
         Options outstanding at
           end of year (a)                 408,600         $1.00-6.71            440,188        $1.00-$6.71
                                           =======        ===========            =======        ===========
         Options exercisable at
           end of year (b)                 357,800         $1.00-6.71            374,788        $1.00-$6.71
                                           =======        ===========            =======        ===========

          ----------
          (a) At December 31, 1997, options outstanding include 228,268 options ($1.00 to $4.44 per share) granted to certain employees and key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1.00) by an amount equal to the increase in market value from the date of grant. Included in these options are 212,841 options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 1997, 1996 and 1995, $22,000, $119,000 and $143,000, respectively, was credited to operations, and $60,000, $118,000 and $331,000, respectively, was credited to oil and gas properties relating to such options.

               As of December 31, 1997 and 1996, included in accrued liabilities and other long-term liabilities, respectively, is $814,000 payable to certain individuals for stock appreciation rights. These amounts are payable under certain conditions after January 15, 1998.

          (b) Option prices in 1997 have been adjusted to reflect the 3% stock dividend declared in 1997.

(6)  INCOME TAXES:

          Income taxes consist of the following-

                               1997               1996                 1995
                           ----------           ----------           ----------
         Federal
           Current         $2,234,000           $1,304,000           $3,479,000
           Deferred           350,000            1,105,000             (463,000)
                           ----------           ----------           ----------

                            2,584,000            2,409,000            3,016,000
                           ----------           ----------           ----------

                              1997                1996                 1995
                           ---------           ----------          -----------
       Foreign
           Current         $ 104,000           $  110,000          $         0
           Deferred          166,000               63,000               78,000
                          ----------           ----------           ----------

                             270,000              173,000               78,000
                          ----------           ----------           ----------

         State               396,000              300,000              475,000
                          ----------           ----------           ----------
             Total        $3,250,000           $2,882,000           $3,569,000
                          ==========           ==========           ==========


          A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows-



                                                                   1997                1996                 1995
                                                               ----------           ----------           ----------

         Federal income tax provision
           at statutory rate                                   $3,075,000           $2,657,000           $2,754,000
         State income tax provision, net of
           Federal benefit                                        257,000              195,000              309,000
         Foreign resource tax credits, net                       (127,000)            (124,000)            (129,000)
         Dividend exclusion                                      (162,000)            (191,000)            (185,000)
         Provision for Internal Revenue
           Service review (Note 7)                                      0              204,000              785,000
         Other                                                    207,000              141,000               35,000
                                                               ----------           ----------           ----------
                                                               $3,250,000           $2,882,000           $3,569,000
                                                               ==========           ==========           ==========
         Effective tax rate                                          37.0%                38.0%                45.4%
                                                               ==========           ==========           ==========


          Significant components of deferred tax assets and liabilities as of December 31, 1997 and 1996 were as follows-


                                                                                      1997                1996
                                                                                  -----------          -----------
         Deferred tax assets-
           Tax credit carryforwards                                               $         0          $    89,000
                                                                                  ===========          ===========
         Deferred tax liabilities-
           Tax over book depreciation, depletion and
              amortization-
                Oil and gas and real estate properties -- U. S.                    $8,046,000           $7,561,000
                Oil and gas properties -- Canada                                    4,045,000            4,055,000
           Unrealized gain on marketable securities                                 1,324,000            4,071,000
                                                                                  -----------          -----------
                                                                                   13,415,000           15,687,000
                                                                                  -----------          -----------
                          Total deferred tax liabilities, net                     $13,415,000          $15,598,000
                                                                                  ===========          ===========

(7)  COMMITMENTS AND CONTINGENCIES:

          Through 1995, Federal income tax returns of the Company and its subsidiaries for the years 1975 through 1983 were under review by the Internal Revenue Service. During 1995, the Company received a notice of assessment from the Internal Revenue Service. During 1996 and the first quarter of 1997 the Company completed final settlement of this Federal tax liability, including accrued interest. Included in accrued liabilities at December 31, 1996 is $433,000, which was paid in 1997, to cover the final settlement of this matter.

          In June 1996 the Company's Board of Directors adopted the Stockholder Protection Rights Plan (the Rights Plan). The Rights Plan provides for issuance of one Right for each share of common stock outstanding as of July 6, 1996. The Rights are separable from and exercisable upon the occurrence of certain triggering events involving the acquisition of at least 15% (or, in the case of certain existing stockholders, 25%) of the Company's common stock by an individual or group, as defined in the Rights Plan (an Acquiring Person) and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

          As of December 31, 1997 and 1996, 9,248,375 Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote.

          Because the Rights are only exercisable under certain conditions, none of which are in effect as of December 31, 1997, the outstanding Rights are not considered in the computation of net income per share.

          The Company does not have significant lease commitments or post retirement benefits.

(8)  SEGMENT INFORMATION:



          Segment information by industry and geographic area is as follows-

                                                                  1997                  1996                1995
                                                              -----------           -----------          -----------
         Identifiable assets-
           Oil and gas-United States                         $ 18,690,000           $18,761,000         $ 18,238,000
           Oil and gas-Canada                                  13,286,000            13,116,000           13,333,000
           Real estate                                         48,580,000            37,403,000           34,185,000
           Corporate (a)                                       21,473,000            29,098,000           38,430,000
                                                              -----------           -----------         ------------
                                                             $102,029,000           $98,378,000         $104,186,000
                                                             ============           ===========         ============
         Gross revenues-
           Oil and gas-United States                           $4,004,000            $4,086,000           $4,216,000
           Oil and gas-Canada                                   1,913,000             1,634,000            1,456,000
           Real estate                                          9,730,000             9,296,000            8,600,000
                                                              -----------           -----------         ------------
                                                              $15,647,000           $15,016,000         $ 14,272,000
                                                              ===========           ===========         ============






                                                                  1997                  1996                1995
                                                               ----------            ----------           ----------
         Depreciation, depletion
           and amortization-
              Oil and gas-United States                        $1,945,000            $1,481,000           $1,930,000
              Oil and gas-Canada                                  382,000               455,000              471,000
              Real estate                                       1,404,000             1,157,000            1,037,000
              Corporate                                            31,000                22,000               13,000
                                                               ----------            ----------           ----------
                                                               $3,762,000            $3,115,000           $3,451,000
                                                               ==========            ==========           ==========


         Capital expenditures-
           Oil and gas-United States                           $1,381,000            $2,108,000           $1,787,000
           Oil and gas-Canada                                   1,165,000               625,000              396,000
           Real estate                                         10,367,000             3,998,000            1,012,000
           Corporate                                               18,000                19,000               17,000
                                                              -----------            ----------           ----------
                                                              $12,931,000            $6,750,000           $3,212,000
                                                              ===========            ==========           ==========


         Income (loss) from operations-
           Oil and gas-United States (b)                       ($609,000)              $75,000            ($578,000)
           Oil and gas-Canada (b)                                853,000               546,000              221,000
           Real estate (b)                                     2,420,000             2,600,000            2,712,000
           Corporate (b)                                        (605,000)             (515,000)            (324,000)
                                                              ----------            ----------           ----------
                                                              $2,059,000            $2,706,000           $2,031,000
                                                              ==========            ==========           ==========

          ----------
          (a) All of the Company's investments in marketable securities and preferred stock are held by the United States segment and are included as corporate assets.

          (b) Represents revenues less all operating costs, including depreciation, depletion and amortization.

(9)  OIL AND GAS PRODUCING ACTIVITIES:

          The following data represents the Company's oil and gas producing activities for 1997 and 1996-


                                                                                      1997                   1996
                                                                                  ------------           ------------
         Capitalized costs (all being amortized)-
           Productive and nonproductive properties                                $128,434,000           $126,255,000
           Unevaluated properties                                                    5,075,000              5,400,000
                                                                                  ------------           ------------
                         Total capitalized costs being amortized                   133,509,000            131,655,000
                                                                                  ------------           ------------
         Less- Accumulated depreciation,
           depletion and amortization                                              102,984,000            100,611,000
                                                                                  ------------           ------------
                         Net capitalized costs                                    $ 30,525,000           $ 31,044,000
                                                                                  ============           ============






          The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-

                                              United States                                       Canada
                                --------------------------------------------   -------------------------------------------
                                   1997            1996             1995            1997            1996            1995
Acquisition of unproved
   properties                   $   72,000      $   89,000     $  153,000       $   73,000       $   75,000     $   78,000
Exploration                        500,000       1,139,000        614,000          116,000          119,000        111,000
Development                        809,000         880,000      1,020,000          976,000          431,000        207,000
                                ----------      ----------     ----------       ----------       ----------     ----------
Total costs incurred            $1,381,000      $2,108,000     $1,787,000       $1,165,000       $  625,000     $  396,000
                                ==========      ==========     ==========       ==========       ==========     ==========
Revenues from oil and
   gas producing activities     $4,004,000      $4,086,000     $4,216,000       $1,913,000       $1,634,000     $1,456,000
                                ----------      ----------     ----------       ----------       ----------     ----------
Production costs                 1,822,000       1,790,000      2,090,000          452,000          419,000        434,000
Technical support
   and other                       846,000         740,000        774,000          226,000          214,000        330,000
Depreciation, depletion
   and amortization              1,945,000       1,481,000      1,930,000          382,000          455,000        471,000
                                ----------      ----------     ----------       ----------       ----------     ----------
Total expenses                   4,613,000       4,011,000      4,794,000        1,060,000        1,088,000      1,235,000
                                ----------      ----------     ----------       ----------       ----------     ----------
Pretax income (loss)
   from oil and gas
   producing activities           (609,000)         75,000       (578,000)         853,000          546,000        221,000
Income tax  provision
   (benefit)                      (213,000)         26,000       (202,000)         111,000           72,000         27,000
                                ----------      ----------     ----------       ----------       ----------     ----------
Results of oil and gas
   producing activities         ($ 396,000)     $   49,000     ($ 376,000)      $  742,000       $  474,000     $  194,000
                                ==========      ==========     ==========       ==========       ==========     ==========

                                                                    EXHIBIT (23)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilshire Oil Company of Texas:

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 33-40324.


                                                ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 23, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

     Information regarding executive officers is found in Part I, Item 1(a)

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders.

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

         4.1 Stockholder Protection Rights Agreement, dated as of June 21, 1996, between Wilshire Oil Company of Texas and Continental Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated June 21, 1996).

         4.2 Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between a subsidiary of Wilshire Oil Company of Texas and Criimi Mae, Inc. dated October 28, 1997.

         4.3 Multifamily Promissory Note given by a subsidiary of Wilshire Oil Company of Texas to Criimi Mae, Inc. dated October 28, 1997.

         4.4 Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between a subsidiary of Wilshire Oil Company of Texas and Criimi Mae, Inc. dated October 28, 1997.

         4.5 Multifamily Promissory Note given by a subsidiary of Wilshire Oil Company of Texas to Criimi Mae, Inc. dated October 28, 1997.

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

        11.    Computation of Earnings Per Share

        21.    List of significant subsidiaries of the Registrant

        23.    Consent of Arthur Andersen LLP

        27.    Financial Data Schedule

        14(B)  REPORTS ON FORM 8

               There were no Form 8-K filings by the Company during the fourth quarter of 1997.

Exhibit 11 - Statement re:  Computation of Per Share Earnings:

Net Income Per Common Share:

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" which makes certain changes to the manner in which earnings per share is reported. The Company has adopted this standard for the year ended December 31, 1997.

                                              1997          1996         1995
                                          ----------    ----------    ----------
Numerator -
  Net income -
     Basic & Diluted                      $5,536,000    $4,709,000    $4,300,000

Denominator -
  Weighted average common shares
      outstanding - Basic                  9,522,167     9,568,502     9,864,617
  Incremental shares from assumed
      conversions of stock options            89,182        89,695       147,462
                                          ----------    ----------    ----------
Weighted average common shares
  outstanding - Diluted                   9,611,349     9,658,197     10,012,079

Basic earnings per share                      $0.58         $0.49          $0.44
Diluted earnings per share                    $0.58         $0.49          $0.43

Exhibit 22 - List of Subsidiaries

                                                              Jurisdiction of
                                                               Incorporation
                                                              ---------------
         Wilshire Oil of Canada, Ltd.                         Alberta, Canada
         Calgary, Alberta, Canada

         Britalta Venezolano, Ltd.                            Alberta, Canada
         Calgary, Alberta, Canada

         Sunrise Ridge Holding, Inc.                          State of Delaware
         Jersey City, NJ

         Sunrise Ridge, L. L. C.                              State of Delaware
         Jersey City, NJ

         Biltmore Club Holding, Inc.                          State of Delaware
         Jersey City, NJ

         Biltmore Club Apartments, L. L. C.                   State of Delaware
         Jersey City, NJ

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

                                  WILSHIRE OIL COMPANY OF TEXAS
                                  -----------------------------
                                         (Registrant)

                    DIRECTORS:

                                   By: /s/ S. WILZIG IZAK
                                       ---------------------------------
                                       S. Wilzig Izak, Director


                                   By: /s/ WILLIAM SCHWARTZ, M.D.
                                       ---------------------------------
                                       William Schwartz, M.D., Director


                                   By: /s/ JOSEPH K. SCHWARTZ
                                       ---------------------------------
                                       Joseph K. Schwartz, Director


                                   By: /s/ MILTON DONNENBERG
                                       ---------------------------------
                                       Milton Donnenberg, Director


                                   By: /s/ ERNEST WACHTEL
                                       ---------------------------------
                                       Ernest Wachtel, Director

                    OFFICERS:

                                   By: /s/ S. WILZIG IZAK
                                       ---------------------------------
                                       S. Wilzig Izak
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Duly Authorized Officer and
                                       Chief Financial Officer)

Date: March 27, 1998