Form 10-K/A
period 1997-12-31
WILSHIRE OIL CO OF TEXAS
filed 1998-04-29
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/Al

                        AMENDING ITEMS 10, 11, 12 and 13

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                   DECEMBER 31, 1997
                         .......................................................

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ___________________ to ___________________

Commission file number                         1-4673
                                               ------

                          WILSHIRE OIL COMPANY OF TEXAS
 ................................................................................
                (Exact name of registrant as specified in its charter)

DELAWARE                                             84-0513668
 ........                                     .......................
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)

           921 BERGEN AVENUE
        JERSEY CITY, NEW JERSEY                             07306
 .......................................                  ..........
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code:    (201) 420-2796
                                                       ..............

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                                 ON WHICH REGISTERED
COMMON STOCK, $1 PAR VALUE                           NEW YORK STOCK EXCHANGE
 ..........................                           .......................

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $51,352,000 based upon the closing sale price of the stock, which was $5.69 on March 15, 1998.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 15, 1998 was 9,394,096.

================================================================================

ITEM 10.  DIRECTORS OF THE REGISTRANT

      The Company's Restated Certificate of Incorporation and By-Laws provide for a nine member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class III expires at the 1998 Annual Meeting, Class I at the next succeeding Annual Meeting and Class II at the following succeeding Annual Meeting.

      The information provided below with respect to director nominees and present directors includes (1) name, (2) class, (3) principal occupation and business experience during the past five years, (4) age and (5) the year in which he or she became a director. This information has been furnished by the directors.


                                                                                          YEAR BECAME
                                                                                        DIRECTOR OF THE
NAME                                    CLASS     PRINCIPAL OCCUPATION AND AGE (a)          COMPANY
 ....                                    .....     ................................      ...............
Dr. Ira F. Braun .....................   III      Director of Neuro Interventional           1981
                                                  Radiology, Miami Vascular
                                                  Institute; Clinical Professor
                                                  of Radiology, University of
                                                  Miami; prior thereto at
                                                  Medical College of Virginia.
                                                  Age 48.

Milton Donnenberg ....................     II     Formerly President, Milton Donnenberg      1981
                                                  Assoc., Realty Management, Carlstadt,
                                                  N.J. Age 75.

Sam Halpern ..........................      I     President, Atlantic Realty Corp.,          1983
                                                  Builders and Developers, Woodbridge,
                                                  N.J. Age 77.

S. Wilzig Izak .......................     II     Chairman of the Board since                1987
                                                  September 20, 1990; Chief Executive
                                                  Officer since May 1991; Executive
                                                  Vice President (1987-1990); prior
                                                  thereto, Senior Vice President. Age 39.

Eric J. Schmertz, Esq ................      I     Of Counsel to the law firm of Rivkin,      1983
                                                  Radler & Kremer since July 1, 1989.
                                                  Edward F. Carlough Distinguished
                                                  Professor and formerly Dean, Hofstra
                                                  University School of Law, Hempstead,
                                                  N.Y. Age 72.

Joseph K. Schwartz ...................     II     President, Joseph K. Schwartz, Inc.,       1981
                                                  Realty and Insurance Brokers.  Director,
                                                  Ellenville Credit Union. Age 78.

Dr. William J. Schwartz ..............      I     Chief of Opthamology, Good Samaritan       1983
                                                  Hospital, Suffern, N.Y. Age 53.

Ernest Wachtel .......................    III     President, Ellmax Corp., Builders and      1970
                                                  Realty Investors, Elizabeth, N.J.
                                                  Age 73.

W. Martin Willschick .................    III     Manager, Capital Financing of the          1997
                                                  Municipality of Metropolitan Toronto,
                                                  Canada. Mr. Willschick is Ms. Izak's
                                                  first cousin. Age 46.

-------------

(a) No nominee or director is a director of any other company with a class of securites registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth, for the years ended December 31, 1995, 1996 and 1997, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the Chief Executive Officer of the Company and the only other executive officer of the Company whose salary and bonus during 1997 exceeded $100,000 (the "Named Officers"), for services rendered in all capacities during such period.

                           SUMMARY COMPENSATION TABLE


                                                                       LONG TERM
                                        ANNUAL COMPENSATION           COMPENSATION
NAME AND CURRENT                        ...................          ...............       ALL OTHER
PRINCIPAL POSITION        YEAR      SALARY      BONUS    OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
 ..................        ....      .......     .....    ........    ...............    ...............
S.  Wilzig Izak           1997     $140,000    $14,000     --             --              $    221
  Chairman and CEO        1996      126,000     14,000     --             --                   200
                          1995      117,000     14,O0O     --             --                   187

Steven A. Gelman          1997     $105,000    $10,000     --             --                   211
  Senior Vice President   1996      100,000     10,000     --             --                   192
  and Controller          1995       97,500      7,O00     --             --                   175

---------------

      (A) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles).

      (B) The $221 and $211 amounts for 1997 represent the dollar value of insurance premiums paid by the Company for term life insurance policies for Ms. Izak and Mr. Gelman, respectively.

STOCK OPTIONS

      In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan and 1995 Non-Employee Director Stock Option Plan) under which up to 450,000 and 150,000 shares of common stock, respectively, are available for grant. Options may no longer be granted under stock option plans approved prior to 1995; however, certain options granted under such prior plans currently remain outstanding.

      No stock options were granted to the Named Officers during the year ended December 31, 1997. The following table provides data regarding options exercised during 1997 by the Named Officers as well as the number of shares covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 1997. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of an existing option and $5.44, the closing sale price of the Company's Common Stock on the New York Stock Exchange on
December 31, 1997.


                          FISCAL YEAR-END OPTION VALUES

                                                                                              Value of Unexercised
                                                               Number of Unexercised         In-the-Money Options at
                    Shares Acquired                             Options at 12/31/97                  12/31/97
NAME                  on Exercise        Value received       Exercisable/Unexercisable      Exercisable/Unexercisable
----                ---------------      --------------       -------------------------      -------------------------
S. Wilzig Izak          12,176              $19,634                   69,316/0                      $54,990/0

Steven A. Gelman          -0-                  --                      5,463/0                            0/0


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

      During 1997 and the first quarter of 1998, the Company acquired seven real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate price of approximately $10.6 million. The purchase prices for these properties were based upon, among other things, independent MAI appraisals. These transactions were financed by TCNJ. At March 31, 1998, the Company had mortgage loans payable to TCNJ in the aggregate principal amount of $27 million at a weighted average effective interest rate of approximately 7.5% per annum. At March 31, 1998, the Company also had term loans payable to TCNJ in the aggregate principal amount of $6.9 million secured by marketable securities; such loans bear interest at the prime lending rate. Siggi B. Wilzig, whose shareholdings of the Company are described under Item 12 herein, is an officer, director and significant shareholder of TCNJ.

DIRECTOR COMPENSATION

      Each director, other than S. Wilzig Izak, receives an annual fee of $10,000. Members of the Executive Committee, other than S. Wilzig Izak, also receive a fee of $4,000 and members of the Audit Committee and Stock Option Committee also receive an annual fee of $2,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of March 31, 1998:

    Name and Address                   Amount and Nature of
  of Beneficial Owner                  Beneficial Ownership     Percent of Class
 .......................                ....................     ................

Siggi B. Wilzig                            1,159,542(1)             12.03%
  921 Bergen Avenue
  Jersey City, New Jersey  07306

Dimensional Fund Advisors, Inc.              738,513(2)              7.86%
  1299 Ocean Avenue, Suite 650
  Santa Monica, CA  90401

---------------

(1) Includes 241,735 shares of Common Stock that could be obtained by Mr. Wilzig on the exercise of stock options exercisable within 60 days of March 31, 1998. Mr. Wilzig, former Chairman and President of the Company, serves as the Senior Consultant to the Company at a remuneration of $90,000 per year. His duties include financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 1997, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 738,513 shares of Common Stock (adjusted for a 3% stock dividend paid by the Company in February
      1998), all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

      The following table presents information with respect to the shares of the Company's Common Stock beneficially owned as of March 31, 1998 by (i) each of the Company's directors and (ii) each Named Officer who is not a director:

                                   Common Stock     Beneficially Owned
      Name                            Shares        Percentage of Class(a)
      -----------------------      ------------     ----------------------

      Dr. Ira F. Braun (e)           15,313                  0.16%

      Milton Donnenberg (e)          15,250                  0.16

      Sam Halpern (e)                47,018                  0.49

      Eric J. Schmertz, Esq. (e)     16,008                  0.17

      Joseph K. Schwartz (e)         19,155                  0.20

      Dr. William J. Schwartz (e)   139,881((b))             1.47

      Ernest Wachtel (e)             91,281                  0.96

      W. Martin Willschick            2,062                  0.02

      S. Wilzig Izak                114,114((c))             1.20

      Steven Gelman                   5,463((d))             0.06

---------------
(a) The shares of the Company's Common Stock reflected in this table are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.

(b) Includes 26,813 shares of stock owned by a profit sharing plan, 27,864 shares owned by Dr. Schwartz' wife and 2,953 shares owned by or on behalf of Dr. Schwartz' children.

(c) Includes 69,316 shares of stock that could be obtained by S. Wilzig Izak on the exercise of options exercisable within 60 days of March 31, 1998.

(d) Represents 5,463 shares of stock that could be obtained by Steven A. Gelman on the exercise of options exercisable within 60 days of March 31, 1998.

(e) Includes 3,090 shares of stock that could be obtained by each of these Outside Directors on the exercise of options exercisable within 60 days of March 31, 1998.

      At March 31, 1998, all directors and executive officers as a group (eleven persons) beneficially owned equity securities as follows including an aggregate of 105,859 shares that could be obtained on the exercise of options exercisable within 60 days of March 31, 1998:

  Title of Class       Amount Beneficially Owned       Percent of Class
  --------------       -------------------------       ----------------

  Common Stock                 474,995                       5.00%
    ($1.00 par value)

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See Item 11 -- "Compensation Committee Interlocks and Insider Participation."

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

                                    WILSHIRE OIL COMPANY OF TEXAS
                                    -----------------------------
                                           (Registrant)

                     DIRECTORS:

                                     By:/s/ S. Wilzig Izak
                                        --------------------------
                                         S. Wilzig Izak, Director

                                     By:/s/ William Schwartz, M.D.
                                        --------------------------
                                         William Schwartz, M.D., Director

                                     By:/s/ Joseph K. Schwartz
                                        --------------------------
                                         Joseph K. Schwartz, Director

                                     By:/s/ Milton Donnenberg
                                        --------------------------
                                         Milton Donnenberg, Director

                                     By:/s/ Ernest Wachtel
                                        --------------------------
                                         Ernest Wachtel, Director

                     OFFICERS:

                                     By:/s/ S. Wilzig Izak
                                        --------------------------
                                         S. Wilzig Izak
                                      Chairman of the Board and Chief
                                        Executive Officer
                                      (Duly Authorized Officer and
                                        Chief Financial Officer)

Date:    April 28, 1998