Form 10-Q
period 1998-03-31
WILSHIRE OIL CO OF TEXAS
filed 1998-05-15
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1998 Commission file number 1-467


                          WILSHIRE OIL COMPANY OF TEXAS
             -------------------------------------------------------
             (Exact name of registrants as specified in its charter)


           Delaware                                               84-0513668
-------------------------------                                 -------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                           07306-4204
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)


       Registrant's telephone number - including area code (201) 420-2796
       ------------------------------------------------------------------


                                    NO CHANGE
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last reports.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value -----9,396,894

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                        Page No.


Part I  Financial Information



        Financial Information:                                         1
        Condensed Consolidated Balance Sheets -
        March 31, 1998 (Unaudited) and December 31, 1997


        Consolidated Statements of Income -                            2
        (Unaudited) Three months ended March 31, 1998 and 1997


        Consolidated Statements of Cash Flows -                        3
        (Unaudited) Three months ended March 31, 1998 and 1997


        Notes to (Unaudited) Consolidated Financial Statements         4 & 5



        Management's Discussion and Analysis                           6, 7, & 8
        of Financial Condition and Results of  Operations



Part II Other Information                                              9

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)


                                                         MARCH 31,
       ASSETS                                              1998     DECEMBER 31,
       ------                                           (UNAUDITED)     1997
                                                        ----------- ------------

CURRENT ASSETS
  CASH AND CASH EQUIVALENTS                               $  5,116      $  5,534
  ACCOUNTS RECEIVABLE                                          940         1,061
  MARKETABLE SECURITIES, STATED AT
    MARKET  VALUE                                           16,197        17,947
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                  1,098           949
                                                          --------     ---------

           TOTAL CURRENT ASSETS                             23,351        25,491
                                                          --------     ---------


PROPERTY AND EQUIPMENT
   OIL AND GAS PROPERTIES, USING THE
     FULL COST METHOD OF ACCOUNTING                        134,454       133,509
   REAL ESTATE PROPERTIES                                   52,337        50,901
   OTHER PROPERTY AND EQUIPMENT                                398           421
                                                          --------     ---------
                                                           187,189       184,831
 LESS - ACCUMULATED DEPRECIATION,
        DEPLETION AND AMORTIZATION                         109,144       108,293
                                                          --------     ---------
                                                            78,045        76,538
                                                          --------     ---------
                                                          $101,396      $102,029
                                                          ========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  CURRENT PORTION OF LONG-TERM DEBT                       $  3,300      $  3,324
  ACCOUNTS PAYABLE                                           1,563         1,856
  ACCRUED AND OTHER LIABILITIES                              1,754         3,110
                                                          --------     ---------
                 TOTAL CURRENT LIABILITIES                   6,617         8,290
                                                          --------      --------

LONG - TERM DEBT, LESS CURRENT PORTION                      51,018        51,587
                                                          --------     ---------

DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES                                  13,578        13,415
                                                          --------     ---------


SHAREHOLDERS' EQUITY
   COMMON STOCK, $1 PAR VALUE,
     15,000,000 SHARES AUTHORIZED;
     10,013,544 SHARES ISSUED                               10,014        10,014
   CAPITAL IN EXCESS OF PAR VALUE                            9,685         9,522
   UNREALIZED GAIN ON MARKETABLE
     SECURITIES ($3,732 IN 1998 AND $2,943
     IN 1997), NET OF INCOME TAXES                           2,053         1,619
   RETAINED EARNINGS                                        15,047        14,267
                                                          --------     ---------
                                                            36,799        35,422
        LESS -
           TREASURY STOCK, 619,448 AND 888,724
             SHARES IN 1998 AND 1997, AT COST                3,864         3,857
           CUMULATIVE TRANSLATION ADJUSTMENT                 2,752         2,828
                                                          --------     ---------
                                                            30,183        28,737
                                                          --------     ---------
                                                          $101,396      $102,029
                                                          ========     =========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         MARCH 31,    MARCH 31,
                                                           1998         1997
                                                        ----------   ----------

REVENUES
OIL & GAS                                                $ 1,326       $ 1,420
REAL ESTATE                                                2,727         2,341
                                                         -------       -------
           TOTAL REVENUES                                  4,053         3,761


COSTS AND EXPENSES
OIL AND GAS PRODUCTION EXPENSES                              593           583
REAL ESTATE OPERATING EXPENSES                             1,608         1,324
DEPRECIATION, DEPLETION AND AMORTIZATION                     851           843
GENERAL AND ADMINISTRATIVE                                   398           369
                                                         -------       -------
           TOTAL COSTS AND EXPENSES                        3,450         3,119
                                                         -------       -------
                     INCOME FROM OPERATIONS                  603           642


OTHER INCOME (EXPENSE)                                       123           190

GAIN ON SALES OF MARKETABLE
   SECURITIES (NOTE 3)                                     1,495         2,689

INTEREST EXPENSE                                          (1,036)         (923)
                                                         -------       -------

   INCOME BEFORE PROVISION
      FOR INCOME TAXES                                     1,185         2,598

PROVISION FOR INCOME TAXES                                   405           882
                                                         -------       -------

                     NET INCOME                          $   780       $ 1,716
                                                         =======       -------


BASIC EARNINGS PER COMMON SHARE                          $   .08       $   .18
                                                         -------       -------

DILUTED EARNINGS PER
  COMMON SHARE                                           $   .08       $   .18
                                                         =======       =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         MARCH 31,    MARCH 31,
                                                           1998         1997
                                                        ----------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                               $   780     $ 1,716
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH USED IN OPERATING ACTIVITIES -
   DEPRECIATION, DEPLETION AND AMORTIZATION                     851         843
   DEFERRED INCOME TAX PROVISION                               (194)         --
   AMORTIZATION (ADJUSTMENT) OF DEFERRED AND
      UNEARNED COMPENSATION IN CONNECTION
      WITH NON-QUALIFIED STOCK OPTION PLAN, NET                 163          58
   GAIN ON SALES OF MARKETABLE SECURITIES                    (1,495)     (2,689)
   FOREIGN CURRENCY TRANSACTIONS                                 --          --
   CHANGES IN OPERATING ASSETS AND LIABILITIES -
      (INCREASE) DECREASE IN RECEIVABLES                        121        (125)
      (INCREASE) IN PREPAID EXPENSES AND OTHER
        CURRENT ASSETS                                         (149)         (3)
      INCREASE (DECREASE) IN ACCOUNTS PAYABLE,
         ACCRUED AND OTHER LIABILITIES                       (1,649)       (247)
                                                            -------     -------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES                                  $(1.572)    $  (447)
                                                            -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  CAPITAL EXPENDITURES, NET                                  (2,358)     (1,255)
  PURCHASES OF MARKETABLE SECURITIES                            (35)         --
  PROCEEDS FROM SALES AND REDEMPTIONS OF  SECURITIES          4,070       2,891
                                                            -------     -------
    NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES                                  $ 1,677     $ 1,636
                                                            -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
   PROCEEDS FROM ISSUANCE OF LONG TERM DEBT                   1,105         578
   PRINCIPAL PAYMENT OF LONG TERM DEBT                       (1,698)     (1,534)
   PURCHASE OF TREASURY STOCK                                    (7)         --
   EXERCISE OF STOCK OPTIONS                                     --         108
   OTHER                                                         --          --
                                                            -------     -------
   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                                  $  (600)    ($  848)
                                                            -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          77         (25)
                                                            -------     -------
   NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS                                         (418)        316

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                        5,534       1,192
                                                            -------     -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                            $ 5,116     $ 1,508
                                                            -------     -------

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
   CASH PAID DURING THE PERIOD FOR -
   INTEREST                                                 $ 1,013     $   939
   INCOME TAXES                                             $ 1,042     $ 1,158

                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1998 (UNAUDITED)

1.   FINANCIAL STATEMENTS

     THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS INCLUDED HEREIN HAVE BEEN PREPARED BY THE REGISTRANT, WITHOUT AUDIT, PURSUANT TO THE RULES AND REGULATIONS OF THE SECURITIES AND EXCHANGE COMMISSION. CERTAIN INFORMATION AND FOOTNOTE DISCLOSURES NORMALLY INCLUDED IN FINANCIAL STATEMENTS PREPARED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES HAVE BEEN CONDENSED OR OMITTED PURSUANT TO SUCH RULES AND REGULATIONS, ALTHOUGH THE REGISTRANT BELIEVES THAT THE DISCLOSURES ARE ADEQUATE TO MAKE THE INFORMATION PRESENTED NOT MISLEADING. IT IS SUGGESTED THAT THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S LATEST ANNUAL REPORT ON FORM 10-K. THIS CONDENSED FINANCIAL INFORMATION REFLECTS, IN THE OPINION OF MANAGEMENT, ALL ADJUSTMENTS NECESSARY TO PRESENT FAIRLY THE RESULTS FOR THE INTERIM PERIODS. THE RESULTS OF OPERATIONS FOR SUCH INTERIM PERIODS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS FOR THE FULL YEAR.

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

3.   GAIN ON SALES OF MARKETABLE SECURITIES

     THE COMPANY REALIZED GAINS FROM THE SALES OF MARKETABLE SECURITIES OF $1,495,000 FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND $2,689,000 FOR THE THREE MONTHS ENDED MARCH 31, 1997.

4.   COMPREHENSIVE INCOME

     EFFECTIVE JANUARY 1, 1998, THE COMPANY ADOPTED THE PROVISIONS OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 130, "REPORTING COMPREHENSIVE INCOME", WHICH MODIFIES THE FINANCIAL STATEMENT PRESENTATION OF COMPREHENSIVE INCOME AND ITS COMPONENTS. RECLASSIFICATION OF FINANCIAL STATEMENTS FOR EARLIER PERIODS IS REQUIRED.

     COMPREHENSIVE INCOME, REPRESENTING ALL CHANGES IN SHAREHOLDERS' EQUITY DURING THE PERIOD, OTHER THAN CHANGES RESULTING FROM THE COMPANY'S COMMON STOCK, FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 IS AS FOLLOWS:


                                                        1998           1997
                                                     ----------     ----------

NET INCOME                                           $  780,000     $1,716,000
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES
  FOREIGN CURRENCY TRANSLATION ADJUSTMENTS               76,000        (25,000)
  UNREALIZED GAIN ON  AVAILABLE-FOR-SALE
  SECURITIES                                          1,421,000        893,000
  LESS:  RECLASSIFICATION ADJUSTMENT FOR GAINS
           INCLUDED IN NET INCOME, NET OF INCOME
           TAX EFFECT OF $508,000 AND $914,000
           IN 1998 AND 1997, RESPECTIVELY              (987,000)    (1,775,000)
                                                     ----------    -----------
OTHER COMPREHENSIVE INCOME (LOSS)                       510,000       (907,000)
                                                     ----------    -----------

COMPREHENSIVE INCOME                                 $1,290,000     $  809,000
                                                     -----------    -----------

5.   EARNINGS PER SHARE

     IN 1997, THE FINANCIAL ACCOUNTING STANDARDS BOARD ISSUED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 128, "EARNINGS PER SHARE" (SFAS NO.
     128), WHICH REQUIRES PRESENTATION IN THE CONSOLIDATED STATEMENT OF INCOME OF BOTH BASIC AND DILUTED EARNINGS PER SHARE. EARNINGS PER SHARE AMOUNTS HAVE BEEN PRESENTED, AND WHERE APPROPRIATE, RESTATED TO CONFORM TO THE SFAS NO. 128 REQUIREMENTS.

     THE FOLLOWING TABLE SETS FORTH THE COMPUTATION OF BASIC AND DILUTED EARNINGS PER SHARE- THREE MONTHS ENDED MARCH 31,

                                                1998             1997
                                             ----------       ----------
NUMERATOR-
  NET INCOME                                 $  780,000       $1,716,000
                                             ==========       ==========


DENOMINATOR-
  WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING - BASIC                 9,414,864        9,329,735
  INCREMENTAL SHARES FROM ASSUMED
          CONVERSIONS OF STOCK OPTIONS           74,745           68,554
                                             ----------       ----------

  WEIGHTED AVERAGE COMMON SHARES
          OUTSTANDING - DILUTED               9,489,609        9,398,289
                                             ==========       ==========

BASIC EARNINGS PER SHARE                     $     0.08       $     0.18
DILUTED EARNINGS PER SHARE                   $     0.08       $     0.18

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     NET INCOME FOR THE QUARTER ENDED MARCH 31 WAS $780,000 IN 1998 AS COMPARED TO $1,716,000 IN 1997.

     CONSOLIDATED REVENUES FOR THE QUARTER ENDED MARCH 31 INCREASED FROM $3,761,000 IN 1997 TO $4,053,000 IN 1998. OIL AND GAS REVENUES DECREASED FROM $1,420,000 IN 1997 TO $1,326,000 IN 1998, DUE TO DECLINES IN THE PRICE OF CRUDE OIL. REAL ESTATE REVENUES INCREASED FROM $2,341,000 IN 1997 TO $2,727,000 IN 1998. THIS INCREASE IS DUE TO HIGHER RENTS AND THE OPERATIONS OF THE PROPERTIES ACQUIRED IN 1997.

     TOTAL COSTS AND EXPENSES FOR THE QUARTER ENDED MARCH 31 WERE $3,450,000 IN 1998 COMPARED WITH $3,119,000 IN 1997. OIL AND GAS PRODUCTION EXPENSE INCREASED BY $10,000, REAL ESTATE OPERATING EXPENSES INCREASED BY $284,000, DEPRECIATION, DEPLETION AND AMORTIZATION INCREASED BY $8,000, AND GENERAL AND ADMINISTRATIVE EXPENSES INCREASED BY $29,000. THE INCREASE IN REAL ESTATE OPERATING EXPENSES IS ATTRIBUTABLE TO THE PROPERTIES ACQUIRED IN 1997.

     GAIN ON SALES OF MARKETABLE SECURITIES WAS $1,495,000 IN 1998 AS COMPARED WITH $2,689,000 IN 1997. THE COMPANY REALIZED $1.2 MILLION LESS IN GAINS IN 1998 THAN IN 1997.

     INTEREST EXPENSE WAS $1,036,000 IN THE FIRST QUARTER OF 1998 AS COMPARED WITH TO $923,000 IN 1997. THIS INCREASE IN INTEREST EXPENSE IS ATTRIBUTABLE TO NEW FIRST-MORTGAGE INDEBTNESS ASSOCIATED WITH THE COMPANY'S REAL ESTATE ACQUISITIONS DURING THE PAST TWELVE MONTHS.

     THE PROVISION FOR INCOME TAXES INCLUDES FEDERAL, STATE AND CANADIAN TAXES. DIFFERENCES BETWEEN THE EFFECTIVE TAX RATE AND THE STATUTORY INCOME TAX RATES ARE PRINCIPALLY DUE TO FOREIGN RESOURCE TAX CREDITS IN CANADA AND THE DIVIDEND EXCLUSION IN THE UNITED STATES.

LIQUIDITY AND CAPITAL RESOURCES

     AT MARCH 31, 1998 THE COMPANY HAD APPROXIMATELY $12.5 MILLION IN MARKETABLE SECURITIES AT COST, WITH A MARKET VALUE OF APPROXIMATELY $16.2 MILLION. THE CURRENT RATIO AT MARCH 31, 1998 WAS 3.53 TO 1, WHICH MANAGEMENT CONSIDERS ADEQUATE FOR THE COMPANY'S CURRENT BUSINESS. THE COMPANY'S WORKING CAPITAL WAS APPROXIMATELY $17 MILLION AT MARCH 31, 1998.

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

     DURING THE FIRST QUARTER OF 1998, THE COMPANY ACQUIRED A REAL ESTATE PROPERTY FROM THE TRUST COMPANY OF NEW JERSEY ("TCNJ") AT A PURCHASE PRICE OF APPROXIMATELY $1,300,000. THIS TRANSACTION WAS FINANCED BY A FIRST-MORTGAGE LOAN FROM TCNJ. THE COMPANY WILL EXPLORE OTHER REAL ESTATE ACQUISITIONS AS THEY ARISE. THE TIMING OF ANY SUCH ACQUISITION WILL DEPEND ON, AMONG OTHER THINGS, ECONOMIC CONDITIONS AND THE FAVORABLE EVALUATION OF SPECIFIC OPPORTUNITIES PRESENTED TO THE COMPANY. THE COMPANY IS CURRENTLY PLANNING FURTHER ACQUISITIONS OF INVESTMENT PROPERTIES DURING THE NEXT YEAR. ACCORDINGLY, WHILE THE COMPANY ANTICIPATES THAT IT WILL ACTIVELY EXPLORE THESE AND OTHER REAL ESTATE ACQUISITION OPPORTUNITIES, NO ASSURANCE CAN BE GIVEN THAT ANY SUCH ACQUISITION WILL OCCUR.

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES WAS ($1,572,000) IN 1998 AND $(447,000) IN 1997. THE DECREASE IN 1998 WAS PRIMARILY DUE TO CHANGES IN OPERATING ASSETS AND LIABILITIES.

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES WAS $1,677,000 IN 1998 AND $1,636,000 IN 1997. THE VARIATIONS PRINCIPALLY RELATE TO PURCHASES OF REAL ESTATE PROPERTIES AND TRANSACTIONS IN SECURITIES. PURCHASES OF REAL ESTATE PROPERTIES AMOUNTED TO $1,300,000 IN 1998 AND $680,000 IN 1997. PROCEEDS FROM SALES AND REDEMPTIONS OF SECURITIES AMOUNTED TO $4,070,000 IN 1998 AND $2,891,000 IN 1997. INCLUDED IN THIS AMOUNT FOR 1998 IS A REDEMPTION OF 7,500 SHARES, AT PAR, AGGREGATING $750,000 OF PREFERRED STOCK OF TCNJ.

     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES WAS ($600,000) IN 1998 AND $(848,000) IN 1997. THE VARIATION PRINCIPALLY RELATES TO THE ISSUANCE OF LONG-TERM DEBT IN CONNECTION WITH THE PURCHASES OF REAL ESTATE PROPERTIES DURING THE RESPECTIVE QUARTERS AS WELL AS PRINCIPAL PAYMENTS OF LONG-TERM DEBT.

     THE COMPANY BELIEVES IT HAS ADEQUATE CAPITAL RESOURCES TO FUND OPERATIONS FOR THE FORESEEABLE FUTURE.

"YEAR 2000 ISSUE"

     THE COMPANY CONTINUES TO EVALUATE WHAT EFFECTS, IF ANY, YEAR 2000 ISSUES MAY HAVE ON ITS OPERATIONS. AT PRESENT, THE COMPANY DOES NOT BELIEVE SUCH ISSUES WILL HAVE ANY MATERIAL ADVERSE EFFECT IN ITS OPERATIONS, LIQUIDITY OR ON ITS CONSOLIDATED FINANCIAL STATEMENTS.

FOWARD-LOOKING STATEMENTS

     THIS REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998 CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. ALL STATEMENTS INCLUDED HEREIN OTHER THAN STATEMENTS OF HISTORICAL FACT ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE UNDERLYING ASSUMPTIONS AND EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. THE COMPANY'S BUSINESS AND PROSPECTS ARE SUBJECT TO A NUMBER OF RISKS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS, INCLUDING VOLATILITY OF OIL & GAS PRICES, THE NEED TO DEVELOP AND REPLACE RESERVES, RISKS INVOLVED IN EXPLORATION AND DRILLING, UNCERTAINTIES ABOUT ESTIMATES OF RESERVES, ENVIRONMENTAL RISKS RELATING TO THE COMPANY'S OIL & GAS AND REAL ESTATE PROPERTIES, COMPETITION, THE SUBSTANTIAL CAPITAL EXPENDITURES REQUIRED TO FUND THE COMPANY'S OIL & GAS AND REAL ESTATE OPERATIONS, MARKET AND ECONOMIC CHANGES IN AREAS WHERE THE COMPANY HOLDS REAL ESTATE PROPERTIES, INTEREST RATE FLUCTUATIONS, GOVERNMENT REGULATION, AND THE ABILITY OF THE COMPANY TO IMPLEMENT ITS BUSINESS STRATEGY.

                           PART II - OTHER INFORMATION


ITEM 1, 2, 3, 4, 5 -- NOT APPLICABLE

ITEM 6 -              EXHIBITS AND REPORTS ON FORM 8-K


         NO FORM 8-K WAS FILED DURING THE QUARTER ENDED MARCH 31, 1998

                               S I G N A T U R E S


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                          WILSHIRE OIL COMPANY OF TEXAS
                                          -----------------------------
                                          (REGISTRANT)


DATE:  MAY 14, 1998                   BY: /S/  S. WILZIG IZAK
       ------------                       -------------------------
                                          S. WILZIG IZAK
                                          CHAIRMAN OF THE BOARD AND
                                          CHIEF EXECUTIVE OFFICER
                                          (DULY AUTHORIZED OFFICER AND
                                          CHIEF FINANCIAL OFFICER)