Form 10-Q
period 1998-06-30
WILSHIRE OIL CO OF TEXAS
filed 1998-08-14
CIK 107454

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

                        For quarter ended June 30, 1998


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


                     Common Stock $1 Par Value -- 9,330,614

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I -- FINANCIAL INFORMATION

          Financial Information:
          Condensed Consolidated Balance Sheets --
            June 30, 1998 (Unaudited) and December 31, 1997 .........          1

          Consolidated Statements of Income --
            (Unaudited) Six months ended June 30, 1998 and 1997 .....          2

          Consolidated Statements of Income --
            (Unaudited) Three months ended June 30, 1998 and 1997 ...          3

          Consolidated Statements of Cash Flows --
            (Unaudited) Six months ended June 30, 1998 and 1997 .....          4

          Notes to (Unaudited) Consolidated Financial Statements ....      5 & 6

          Management's Discussion and Analysis
            of Financial Condition and Results of Operations ........  7, 8, & 9


PART II -- OTHER INFORMATION ........................................         10

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)



                                                        June 30,    December 31,
                                                          1998          1997
                                                      -----------   ------------
                                                      (Unaudited)
                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents .......................     $  4,704     $  5,534
  Accounts receivable .............................          822        1,061
  Marketable securities, stated at
     market value .................................       11,242       17,947
  Prepaid expenses and other current assets .......        1,291          949
                                                        --------     --------
         Total current assets .....................       18,059       25,491
                                                        --------     --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
     full cost method of accounting ...............      135,933      133,509
  Real estate properties ..........................       55,608       50,901
  Other property and equipment ....................          386          421
                                                        --------     --------
                                                         191,927      184,831
Less -- Accumulated depreciation,
          depletion and amortization ..............      110,279      108,293
                                                        --------     --------
                                                          81,648       76,538
                                                        --------     --------
                                                        $ 99,707     $102,029
                                                        ========     --------

        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ...............     $  3,500     $  3,324
  Accounts payable ................................        1,431        1,856
  Accrued and other liabilities ...................        1,633        3,110
                                                        --------     --------
         Total current liabilities ................        6,564        8,290
                                                        --------     --------
LONG-TERM DEBT, less current portion ..............       51,462       51,587
                                                        --------     --------
DEFERRED INCOME TAXES AND OTHER
   NONCURRENT LIABILITIES .........................       12,420       13,415
                                                        --------     --------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      10,013,544 shares issued ....................       10,014       10,014
   Capital in excess of par value .................        9,788        9,522
   Unrealized gain on marketable
      securities of $1,330 in 1998 and $2,943
      in 1997, net of related income taxes ........          732        1,619
   Retained earnings ..............................       16,111       14,267
                                                        --------     --------
                                                          36,645       35,422
         Less --
            Treasury stock, 682,930 and 888,724
              shares in 1998 and 1997, at cost ....        4,261        3,857
            Cumulative translation adjustment .....        3,123        2,828
                                                        --------     --------
                                                          29,261       28,737
                                                        --------     --------
                                                        $ 99,707     $102,029
                                                        ========     ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                         June 30,       June 30,
                                                           1998           1997
                                                         -------        -------
REVENUES
Oil & Gas ........................................       $ 2,533        $ 2,842
Real Estate ......................................         5,622          4,791
                                                         -------        -------
         Total Revenues ..........................         8,155          7,633

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................         1,210          1,184
Real Estate Operating Expenses ...................         3,362          2,725
Depreciation, depletion and amortization .........         1,986          2,115
General and Administrative .......................           754            806
                                                         -------        -------
         Total Costs and Expenses ................         7,312          6,830
                                                         -------        -------
         Income from Operations ..................           843            803

OTHER INCOME .....................................           379            370

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3) ...........................         3,543          6,001

INTEREST EXPENSE .................................        (1,989)        (1,819)
                                                         -------        -------
   Income before provision
      for income taxes ...........................         2,776          5,355

PROVISION FOR INCOME TAXES .......................           932          1,873
                                                         -------        -------
      Net income .................................       $ 1,844        $ 3,482
                                                         =======        =======

BASIC EARNINGS PER SHARE .........................       $   .20        $   .36
                                                         =======        =======

DILUTED EARNINGS PER SHARE .......................       $   .20        $   .36
                                                         =======        =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                      FOR THE THREE MONTHS ENDED
                                                      -------------------------
                                                       June 30,       June 30,
                                                         1998           1997
                                                       -------        --------
REVENUES
Oil & Gas ........................................     $ 1,207        $ 1,422
Real Estate ......................................       2,895          2,450
                                                       -------        -------
         Total Revenues ..........................       4,102          3,872

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................         617            601
Real Estate Operating Expenses ...................       1,754          1,401
Depreciation, depletion and amortization .........       1,135          1,272
General and Administrative .......................         356            437
                                                       -------        -------
         Total Costs and Expenses ................       3,862          3,711
                                                       -------        -------
                  Income from Operations .........         240            161

OTHER INCOME .....................................         256            180

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3) ...........................       2,048          3,312

INTEREST EXPENSE .................................        (953)          (896)
                                                       -------        -------
   Income before provision
      for income taxes ...........................       1,591          2,757

PROVISION FOR INCOME TAXES .......................         527            991
                                                       -------        -------
       Net income ................................     $ 1,064        $ 1,766
                                                       =======        =======

BASIC EARNINGS PER SHARE .........................     $   .11        $   .19
                                                       =======        =======

DILUTED EARNINGS PER SHARE .......................     $   .11        $   .18
                                                       =======        =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)


                                                        For The Six Months Ended
                                                        ------------------------
                                                          June 30,     June 30,
                                                            1998        1997
                                                          --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...........................................  $  1,844    $  3,482
  Adjustments to reconcile net income to net
      cash used in operating activities --
  Depreciation, depletion and amortization .............     1,986       2,115
  Deferred income tax provision (benefit) ..............      (269)        244
  Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net ........       266         (20)
  Gain on sales of marketable securities ...............    (3,543)     (6,001)
  Foreign currency transactions ........................      --          --
  Changes in operating assets and liabilities --
   (Increase) decrease in receivables ..................       239         643
   (Increase) in prepaid expenses and other
      current assets ...................................      (342)       (233)
    Increase (decrease) in accounts payable,
      accrued and other liabilities ....................    (1,902)        182
                                                          --------    --------
Net cash provided by (used in)
      operating activities .............................  $ (1,721)   $    412
                                                          --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net ............................    (7,096)     (2,730)
  Purchases of marketable securities ...................    (1,914)       (344)
  Proceeds from sales and redemptions of  securities ...    10,549       8,053
                                                          --------    --------
  Net cash provided by (used in)
      investing activities .............................  $  1,539    $  4,979
                                                          --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt ............     5,650       1,615
   Principal payment of long term debt .................    (5,599)     (7,149)
   Purchase of treasury stock ..........................      (404)       --
   Exercise of stock options ...........................      --           108
   Other ...............................................      --          --
                                                          --------    --------
   Net cash provided by (used in)
      financing activities .............................  $   (353)   $ (5,426)
                                                          --------    --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ................      (295)       (198)
                                                          --------    --------
   Net increase (decrease) in cash and
      cash equivalents .................................      (830)       (233)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD .................................     5,534       1,192
                                                          --------    --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD .......................................  $  4,704    $    959
                                                          ========    ========
SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:
   Cash paid during the period for --
   Interest ............................................  $  1,956    $  1,790
   Income taxes ........................................  $  1,256    $  1,231

                           WILSHIRE OIL COMPANY OF TEXAS

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1998 (Unaudited)


1. FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. All such adjustments are of a normal recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

3. GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $3,543,000 and $6,001,000 for the six months ended June 30, 1998 and 1997, respectively, and $2,048,000 and $3,312,000 for the three months ended June 30, 1998 and June 30, 1997, respectively.

4. COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Reclassification of financial statements for earlier periods is required.

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the six months ended June 30, 1998 and 1997 is as follows:

                                                             Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                            1998        1997
                                                         ----------  ----------
Net income ............................................  $1,844,000  $3,482,000
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments ............    (295,000)   (198,000)
  Unrealized gain on available-for-sale securities ....   1,451,000   2,260,000
  Less: Reclassification adjustment for gains
        included in net income, net of income tax
        effect of $1,205,000 and $2,040,000 in
        1998 and 1997, respectively ...................  (2,338,000) (3,961,000)
                                                         ----------   ---------
Other comprehensive income (loss) .....................  (1,182,000) (1,899,000)
                                                         ----------   ---------
Comprehensive income ..................................  $  662,000  $1,583,000
                                                         ==========  ==========


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

     The following table sets forth the computation of basic and diluted earnings per share --


                                             Six Months Ended June 30,      Three Months Ended June 30,
                                            ---------------------------     --------------------------
                                               1998            1997             1998           1997
                                            ----------      ----------      -----------     ----------
Numerator--
  Net income ............................   $1,844,000      $3,482,000      $1,064,000      $1,766,000
                                            ==========      ==========      ==========      ==========
Denominator--
  Weighted average common shares
    outstanding -- Basic ................    9,366,087       9,542,139       9,383,830       9,543,357

  Incremental shares from assumed
    conversions of stock options ........       81,746          69,573          88,747          70,591
                                            ----------      ----------      ----------      ----------

  Weighted average common shares
    outstanding -- Diluted ..............    9,447,833       9,611,712       9,472,577       9,613,948
                                            ==========      ==========      ==========      ==========

Basic earnings per share ................        $0.20           $0.36           $0.11           $0.19

Diluted earnings per share ..............        $0.20           $0.36           $0.11           $0.18


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     Net income for the six months ended June 30 was $1,844,000 in 1998 as compared to $3,482,000 in 1997.

     Consolidated revenues for the six months ended June 30 increased from $7,633,000 in 1997 to $8,155,000 in 1998. Oil and gas revenues decreased from $2,842,000 in 1997 to $2,533,000 in 1998, due to declines in the price of crude oil. Real estate revenues increased from $4,791,000 in 1997 to $5,622,000 in 1998. This increase is due to higher rents and the operations of the properties acquired in 1997 and 1998.

     Total costs and expenses for the six months ended June 30 were $7,312,000 in 1998 compared with $6,830,000 in 1997. Oil and gas production expense increased by $26,000, real estate operating expenses increased by $637,000, depreciation, depletion and amortization decreased by $129,000, and general and administrative expenses decreased by $52,000. The increase in real estate operating expenses is attributable to the properties acquired in 1997 and 1998.

     Gain on sales of marketable securities was $3,543,000 in 1998 as compared with $6,001,000 in 1997. The Company realized $2.5 million less in gains in 1998 than in 1997.

     Interest expense was $1,989,000 in the first six months of 1998 as compared with $1,819,000 in 1997. This increase in interest expense is attributable to new first-mortgage indebtness associated with the Company's real estate acquisitions during the past twelve months.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 the Company had approximately $9.9 million in marketable securities at cost, with a market value of approximately $11.2 million. The current ratio at June 30, 1998 was 2.75 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $11.5 million at June 30, 1998.

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

     During the six months ended June 30, 1998, the Company acquired two real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate purchase price of approximately $4.4 million. These transactions were financed by first-mortgage loans from TCNJ. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was ($1,721,000) in 1998 and $412,000 in 1997. The decrease in 1998 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $1,539,000 in 1998 and $4,979,000 in 1997. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $4,400,000 in 1998 and $1,900,000 in 1997. Proceeds from sales and redemptions of securities amounted to $10,549,000 in 1998 and $8,053,000 in 1997. Included in these amounts are redemptions, at par, of preferred stock of TCNJ, aggregating $1,500,000 in 1998 and $750,000 in 1997.

     Net cash provided by (used in) financing activities was ($353,000) in 1998 and ($5,426,000) in 1997. The variation principally relates to the issuance of long-term debt in connection with the purchases of real estate properties during the respective quarters as well as principal payments of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

"YEAR 2000 ISSUE"

     The Company continues to evaluate what effects, if any, Year 2000 issues may have on its operations. At present, the Company does not believe such issues will have any material adverse effect in its operations, liquidity or on its consolidated financial statements.

FOWARD-LOOKING STATEMENTS

     This Report on Form 10-Q for the quarter ended June 30, 1998 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                          PART II -- OTHER INFORMATION


Item 6 --                Exhibits and Reports on Form 8-K
---------                --------------------------------

     (a) Exhibits

            3.2  Bylaws of the Company, as amended and restated June 11, 1998

           27.1  Financial Data Schedule


     (b) No Form 8-K was filed during the quarter ended June 30, 1998.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WILSHIRE OIL COMPANY OF TEXAS
                                           (Registrant)


Date: August 13, 1998                    By: /s/ S. WILZIG IZAK
                                            -----------------------------------
                                            S. Wilzig Izak
                                            Chairman of the Board and Chief
                                            Executive Officer (Duly Authorized
                                            Officer and Chief Financial Officer)