Form 10-Q
period 1998-09-30
WILSHIRE OIL CO OF TEXAS
filed 1998-11-17
CIK 107454

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For quarter ended September 30, 1998

                                   ----------

                          Commission file number 1-467

                          WILSHIRE OIL COMPANY OF TEXAS
             -------------------------------------------------------
             (Exact name of registrants as specified in its charter)


        Delaware                                                 84-0513668
-------------------------------                             --------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                              Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                          07306-4204
-------------------------------------------                          ----------
(Address of principal executive offices)                             (Zip Code)

                                 (201) 420-2796
              ---------------------------------------------------
              Registrant's telephone number - including area code

                                    NO CHANGE
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last reports.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes x    No
                                        ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.


                    Common Stock $1 Par Value ......9,231,506

                          WILSHIRE OIL COMPANY OF TEXAS

                                                                       INDEX
                                                                       Page No.
                                                                       ---------
Part I -- FINANCIAL INFORMATION

          Financial Information:

            Condensed Consolidated Balance Sheets -                    1
            September 30, 1998 (Unaudited) and December 31, 1997

            Consolidated Statements of Income -                        2
            (Unaudited) Nine months ended
            September 30, 1998 and 1997

            Consolidated Statements of Income -                        3
            (Unaudited) Three months ended
            September 30, 1998 and 1997

            Consolidated Statements of Cash Flows -                    4
            (Unaudited) Nine months ended
            September 30, 1998 and 1997

            Notes to (Unaudited) Consolidated Financial Statements     5 & 6

          Management's Discussion and Analysis                         7, 8, 9
          of Financial Condition and Results of  Operations            & 10

Part II -- Other Information                                           11

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)


                                                     September 30,
                                                          1998      December 31,
                                                      (Unaudited)        1997
                                                     ------------   ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                             $  2,698       $  5,534
  Accounts receivable                                        787          1,061
  Marketable securities, stated at
    market value                                           8,642         17,947
  Prepaid expenses and other current assets                1,530            949
                                                        --------       --------
      Total current assets                                13,657        25,491
                                                        --------       --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
    full cost method of accounting                       136,354        133,509
  Real estate properties                                  56,085         50,901
  Other property and equipment                               416            421
                                                        --------       --------
                                                         192,855        184,831

Less - Accumulated depreciation,
  depletion and amortization                             111,496        108,293
                                                        --------       --------
                                                          81,359         76,538
                                                        --------       --------
                                                        $ 95,016       $102,029
                                                        ========       ========
IABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                     $  5,254       $  3,324
  Accounts payable                                         1,551          1,856
  Accrued and other liabilities                            1,709          3,110
                                                        --------       --------
      Total current liabilities                            8,514          8,290
                                                        --------       --------
LONG - TERM DEBT, less current portion                    47,008         51,587
                                                        --------       --------
DEFERRED INCOME TAXES AND OTHER
  NONCURRENT LIABILITIES                                  12,068         13,415
                                                        --------       --------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    10,013,544 shares issued                              10,014         10,014
  Capital in excess of par value                           9,410          9,522
  Unrealized gain on marketable
    securities of $154 in 1998 and $2,943  in 1997,
    net of related income taxes                               84          1,619
  Retained earnings                                       16,274         14,267
                                                        --------       --------
                                                          35,782         35,422
      Less -
        Treasury stock, 782,038 and 888,724
          shares in 1998 and 1997, at cost                 4,831          3,857
        Cumulative translation adjustment                  3,525          2,828
                                                        --------       --------
                                                          27,426         28,737
                                                        --------       --------
                                                        $ 95,016       $102,029
                                                        ========       ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                      FOR THE NINE MONTHS ENDED
                                                    ----------------------------
                                                    September 30,  September 30,
                                                          1998          1997
                                                    -------------  -------------
REVENUES
Oil & Gas                                               $  3,808      $  4,394
Real Estate                                                8,625         7,269
                                                        --------       -------
          Total Revenues                                  12,433        11,663

COSTS AND EXPENSES
Oil and Gas Production Expenses                            1,751         1,831
Real Estate Operating Expenses                             5,077         4,141
Depreciation, depletion and amortization                   3,203         3,023
General and Administrative                                 1,258         1,251
                                                        --------      --------
          Total Costs and Expenses                        11,289        10,246
                                                        --------      --------
            Income from Operations                         1,144         1,417

OTHER INCOME                                                 638           481

GAIN ON SALES OF MARKETABLE
  SECURITIES (Note 3)                                      4,219         8,216

INTEREST EXPENSE                                          (2,974)       (2,663)
                                                        --------      --------
  Income before provision
    for income taxes                                       3,027         7,451
PROVISION FOR INCOME TAXES                                 1,020         2,708
                                                        --------      --------
  Net income                                            $  2,007      $  4,743
                                                        ========      ========

BASIC EARNINGS PER SHARE                                $    .21      $    .50
                                                        ========      ========
DILUTED EARNINGS PER  SHARE                             $    .21      $    .49
                                                        ========      ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                     FOR THE THREE MONTHS ENDED
                                                    ----------------------------
                                                    September 30,  September 30,
                                                         1998          1997
                                                    -------------  -------------
REVENUES
Oil & Gas                                               $ 1,275       $ 1,552
Real Estate                                               3,003         2,478
                                                        -------       -------
          Total Revenues                                 4,278          4,030

COSTS AND EXPENSES
Oil and Gas Production Expenses                             541           647
Real Estate Operating Expenses                            1,715         1,416
Depreciation, depletion and amortization                  1,217           908
General and Administrative                                  504           445
                                                        -------       -------
          Total Costs and Expenses                        3,977         3,416
                                                        -------       -------
            Income from Operations                          301           614

OTHER INCOME                                                259           111

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                      676         2,215

INTEREST EXPENSE                                           (985)         (844)
                                                        -------       -------
  Income before provision
    for income taxes                                        251         2,096

PROVISION FOR INCOME TAXES                                   88           835
                                                        -------       -------
  Net income                                            $   163       $ 1,261
                                                        =======       =======

BASIC EARNINGS PER SHARE                                $   .02       $   .13
                                                        =======       =======

DILUTED EARNINGS PER SHARE                              $   .02       $   .13
                                                        =======       =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                      For The Nine Months Ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                         1998          1997
                                                    -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                           $  2,007      $  4,743
  Adjustments to reconcile net income to net
  cash used in operating activities -
    Depreciation, depletion and amortization              3,203         2,968
    Deferred income tax provision (benefit)                 (93)          483
    Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net            (112)          694
    Gain on sales of marketable securities               (4,219)       (8,216)
    Foreign currency transactions                           --            --
    Changes in operating assets and liabilities -
      (Increase) decrease in receivables                    274           716
      (Increase) in prepaid expenses and other
        current assets                                     (581)          203
    Increase (decrease) in accounts payable,
      accrued and other liabilities                      (1,706)         (876)
                                                        -------       -------
        Net cash provided by (used in)
          operating activities                         $ (1,227)     $    715
                                                        -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                              (8,024)       (4,251)
  Purchases of marketable securities                     (2,907)         (344)
  Proceeds from sales and redemptions of  securities     13,642        11,648
                                                        -------       -------
        Net cash provided by (used in)
          investing activities                         $  2,711      $  7,053
                                                        -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt                9,151         1,608
  Principal payment of long term debt                   (11,800)       (9,054)
  Purchase of treasury stock                               (974)           (2)
  Exercise of stock options                                 --            108
  Other                                                    (566)         (463)
                                                        -------       -------
        Net cash provided by (used in)
          financing activities                         $ (4,189)      ($7,803)
                                                        -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (131)         (225)
                                                        -------       -------
        Net increase (decrease) in cash and
          cash equivalents                               (2,836)         (260)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                     5,534         1,192
                                                        -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                        $  2,698      $    932
                                                        =======       =======
SUPPLEMENTAL DISCLOSURES TO THE
STATEMENTS OF CASH FLOWS:
    Cash paid during the period for -
      Interest                                         $  2,951      $  2,539
      Income taxes                                     $  1,906      $  1,394

                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1998 (Unaudited)

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

3.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $4,219,000 and $8,216,000 for the nine months ended September 30, 1998 and 1997, respectively, and $676,000 and $2,215,000 for the three months ended September 30, 1998 and 1997, respectively.

4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Reclassification of financial statements for earlier periods is required.

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the nine months ended September 30, 1998 and 1997 is as follows:

                                                           Nine Months Ended
                                                             September 30,
                                                      --------------------------
                                                         1998           1997
                                                      ----------    ------------
Net income                                            $2,007,000    $ 4,743,000
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments              (697,000)      (225,000)
  Unrealized gain on  available-for-sale securities    1,250,000      3,420,000
  Less:  Reclassification adjustment for gains
         included in net income, net of income tax
         effect of $1,434,000 and $2,793,000 in
         1998 and 1997, respectively                  (2,785,000)    (5,423,000)
                                                      ----------    -----------
Other comprehensive income (loss)                     (2,232,000)    (2,228,000)
                                                      ----------    -----------
Comprehensive income (loss)                          ($  225,000)   $ 2,515,000
                                                      ----------    -----------

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

     The following table sets forth the computation of basic and diluted earnings per share-

                                        Nine Months Ended Sept. 30,  Three Months Ended Sept. 30,
                                        ---------------------------  ----------------------------
                                             1998         1997             1998         1997
                                          ----------   ----------       ----------   ----------
Numerator-
  Net income                              $2,007,000   $4,743,000       $  163,000   $1,261,000
                                          ==========   ==========       ==========   ==========
Denominator-
  Weighted average common shares
  outstanding - Basic                      9,331,850    9,542,166        9,264,493    9,543,261

  Incremental shares from assumed
  conversions of stock options                82,283       77,570           83,427       97,736
                                          ----------   ----------       ----------   ----------
  Weighted average common shares
  outstanding - Diluted                    9,414,133    9,619,736        9,347,920    9,640,997
                                          ==========   ==========       ==========   ==========

Basic earnings per share                  $     0.21   $     0.50       $     0.02   $     0.13

Diluted earnings per share                $     0.21   $     0.49       $     0.02   $     0.13

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net income for the nine months ended September 30 was $2,007,000 in 1998 as compared to $4,743,000 in 1997.

     Consolidated revenues for the nine months ended September 30 increased from $11,663,000 in 1997 to $12,433,000 in 1998. Oil and gas revenues decreased from $4,394,000 in 1997 to $3,808,000 in 1998, due to sharp declines in the price of crude oil. Real estate revenues increased from $7,269,000 in 1997 to $8,625,000 in 1998. This increase is due to higher rents and the operations of the properties acquired in 1997 and 1998.

     Total costs and expenses for the nine months ended September 30 were $11,289,000 in 1998 compared with $10,246,000 in 1997. Oil and gas production expense decreased by $80,000, real estate operating expenses increased by $936,000, depreciation, depletion and amortization increased by $180,000, and general and administrative expenses increased by $7,000. The increase in real estate operating expenses is attributable to the properties acquired in 1997 and 1998.

     Gain on sales of marketable securities was $4,219,000 in 1998 as compared with $8,216,000 in 1997. The Company realized $4 million less in gains in 1998 than in 1997.

     Interest expense was $2,974,000 in the first nine months of 1998 as compared with $2,663,000 in 1997. This increase in interest expense is attributable to new first-mortgage indebtness associated with the Company's real estate acquisitions during the past twelve months.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.


Liquidity and Capital Resources

     At September 30, 1998 the Company had approximately $8.5 million in marketable securities at cost, with a market value of approximately $8.6 million. The current ratio at September 30, 1998 was 1.6 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $5.1 million at September 30, 1998.

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

     During the nine months ended September 30, 1998, the Company acquired two real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate purchase price of approximately $4.4 million. These transactions were financed by first-mortgage loans from TCNJ. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was ($1,227,000) in 1998 and $715,000 in 1997. The decrease in 1998 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $2,711,000 in 1998 and $7,053,000 in 1997. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $4,400,000 in 1998 and $1,900,000 in 1997. Proceeds from sales and redemptions of securities amounted to $13,642,000 in 1998 and $11,648,000 in 1997. Included in these amounts are redemptions, at par, of preferred stock of TCNJ, aggregating $2,250,000 in 1998 and $1,500,000 in 1997.

     Net cash provided by (used in) financing activities was ($4,189,000) in 1998 and ($7,803,000) in 1997. The variation principally relates to refinancings of first-mortgages, the issuance of long-term debt in connection with the purchases of real estate properties during the respective quarters, and principal payments of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Year 2000 Compliance

     Many businesses and government organizations use computers and other electronic equipment that read and process dates. This equipment falls into two categories-information technology ("IT"), such as ordinary computers and "non-IT" equipment, such as process controllers and devices with embedded microprocessors. Some IT and non-IT equipment currently in use cannot accurately read and process certain dates, including several dates in the year 1999 and/or all dates in the Year 2000 and afterwards (collectively, "Year 2000 Problem").

     The Company has implemented a formal Year 2000 program (the "Year 2000 Program") to address its Year 2000 Problem and to investigate the Year 2000 Problem of third parties significant to the Company's business. The Company's Year 2000 Program has three general components: (i) addressing Year 2000 Problems in the Company's IT and non-IT equipment: (ii) investigating the Year 2000 Problems of such significant third parties; and (iii) contingency planning.

     The Company has evaluated its current systems with respect to oil and gas operations and management feels that it is Year 2000 compliant. With respect to real estate, management is in the process of evaluating its systems and also believes the current systems are Year 2000 compliant. With respect to its non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company expects to complete its Year 2000 Program for IT and non-IT equipment by mid-1999.

     The Company is also requesting information on the Year 2000 Problems of third parties significant to the Company's business, including banks, major suppliers and customers. The Company has received and is evaluating the responses from many of these entities and is in the process of requesting more information as appropriate. Based on these responses, the Company's obligations to its customers, and the information gathered from its Year 2000 Program, the Company is developing contingency plans to minimize the impact of Year 2000 Problems on its business should any such problems occur. The Company expects to substantially complete its investigation of the Year 2000 Problems of its major suppliers, third party service providers and customers and form contingency plans by mid-1999, but also expects that these activities will continue through 1999 as more information becomes available to the Company. The Company has incurred costs of approximately $25,000 in connection with evaluating Year 2000 compliance of its IT systems.

     The Company does not believe that the costs of its Year 2000 Program will be material to its financial condition or results of operations. Costs incurred in connection with evaluating Year 2000 compliance of its non-IT systems have not been material to date. The Company does not believe that future costs, if any, of addressing the Year 2000 Problems of its non-IT systems will have a material effect on its financial condition or results of operations. The Company also intends to continue to use its personnel in evaluating the Year 2000 Problems of those third parties who the Company believes are significant to the Company's business, including its supplies, third party service providers and customers, and to formulate contingency plans. the Company expects that the source of any funds that may be necessary to pay the costs of addressing its Year 2000 Problems will be provided from cash balances or cash generated from operations. The Company intends to charge such costs against earnings as the costs are incurred.

     Management believes that it has taken reasonable steps to address its Year 2000 Problems and to evaluate the Year 2000 compliance status of key third parties with whom the Company does business. Notwithstanding these actions, however, the Company cannot ensure that all of its year 2000 Problems of those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the Year 2000 commences. Management believes that the "most reasonably likely worst case scenario" could involve the failure of such third parties to address their Year 2000 Problems. If the Company's key suppliers, service providers, customers and other third parties fail to address their Year 2000 Problems, and there are no alternates available to the Company, then the Company's usual channels of supply and distribution would be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial condition.

New Accounting Pronouncements

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

Forward-Looking Statements

     This Report on Form 10-Q for the nine months and quarter ended September 30, 1998 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION


Item 6 --  Exhibits and Reports on Form 8-K

  (a)  Exhibits

       27.1  Financial Data Schedule


  (b)  No Form 8-K was filed during the quarter ended September 30, 1998.

                               S I G N A T U R E S



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            WILSHIRE OIL COMPANY OF TEXAS
                            (Registrant)








Date: November  13, 1998  By: /s/S. WILZIG IZAK
                             -----------------------------------
                            S. Wilzig Izak
                            Chairman of the Board and Chief Executive Officer Duly Authorized Officer and Chief Financial Officer)