Form 10-K
period 1998-12-31
WILSHIRE OIL CO OF TEXAS
filed 1999-04-14
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

(MARK ONE)

 [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

 [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES ACT OF 1934 (NO FEE REQUIRED)


           FOR THE TRANSITION PERIOD FROM ____________ TO ___________


                          COMMISSION FILE NUMBER 1-4673


                          WILSHIRE OIL COMPANY OF TEXAS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    84-0513668
-------------------------------              --------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                        Number)


         921 BERGEN AVENUE
       JERSEY CITY, NEW JERSEY                              07306
---------------------------------------                  -------------
(Address of principal executive offices)                  (Zip code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (201) 420-2796
                                                     -----------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                  Name of each exchange
   (Title of each class)                           on which registered
   --------------------                          -----------------------
COMMON STOCK, $1 PAR VALUE                       NEW YORK STOCK EXCHANGE
------------------------------------------------------------------------


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.   YES X   NO
                      -----    -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE SHARES OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $38,307,717 BASED UPON THE CLOSING SALE PRICE OF THE STOCK, WHICH WAS $4.38 ON MARCH 16, 1999.

THE NUMBER OF SHARES OF THE REGISTRANT'S $1 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 16, 1999 WAS 8,993,096.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS.

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                           ANNUAL REPORT ON FORM 10-K

                                DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                     PART I

                                                                       PAGE
                                                                       -----
ITEM 1.   BUSINESS ..............................................        1
ITEM 1A.  EXECUTIVE OFFICERS OF THE REGISTRANT ..................        7
ITEM 2.   PROPERTIES ............................................        8
ITEM 3.   LEGAL PROCEEDINGS .....................................       15
ITEM 4.   SUBMISSION OF MATTERS TO A
             VOTE OF SECURITY HOLDERS ...........................       15

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS ....................       16
ITEM 6.   SELECTED FINANCIAL DATA ...............................       17
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .................       20
ITEM 8.   FINANCIAL STATEMENTS ..................................      F-1
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE ................       29

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT ...........................       29
ITEM 11.  EXECUTIVE COMPENSATION ................................       29
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT ..............................       29
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ........       29

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K ................................       30

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

     This Report on Form 10-K for the year ended December 31, 1998 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     As of March 16, 1999, 14 people are employed by the Company. Nine employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

     The Company participated in the drilling of 38 wells (8.1 net) in 1998 compared to 28 (5.40 net) in 1997. The United States program in 1998 consisted of the drilling of 8 development wells (2.1 net). Two (.5 net) of these wells were successfully completed as oil wells and 4 (.1 net) were successfully completed as gas wells. The Canadian drilling program in 1998 consisted of the drilling of 30 development wells (6.0 net), with all of these wells successfully completed as gas wells. Overall, the Company's drilling program had a success ratio of 94%.

     The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 1998 consolidated oil and gas revenues.

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

     The Company's expenses relating to preserving the environment during 1998 were not significant in relation to operating costs and the Company expects no material changes in 1999. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

         Holdings of marketable securities, at market value, amounted to $5,162,000 at December 31, 1998 and $17,947,000 at December 31, 1997. The
Company realized gains from the sales of marketable securities of $4,932,000 in 1998, $9,595,000 in 1997, and $8,462,000 in 1996.

REAL ESTATE OPERATIONS

     The Company's real estate operations are conducted, both in its own name and through several wholly owned subsidiaries, in the states of Arizona, Texas, Florida, Georgia and New Jersey. They are not seasonal in nature.

     The Company's Arizona properties include the following:

                  |X|      378 unit garden apartment complex
                  |X|      340 unit garden apartment complex
                  |X|       70 unit midrise apartment building
                  |X|   53,000 sq. ft. multi-tenant two story office building
                  |X|   65,000 sq. ft. retail/medical use complex

     The Texas property is a 228 unit apartment complex.

     The Company's operations in Florida consists of two office buildings having a combined area of 28,000 square feet and apartment properties having 62 units.

     The Georgia property is a 72 unit apartment complex.

     The Company's properties in New Jersey consists of apartment properties having 482 units. In addition, the Company holds various commercial/retail properties, including a 75,000 sq. ft. office building.

     The Company utilizes property management companies to assist in the management of its properties. Expenses incurred in operating the properties include, among other things, administrative costs, utilities, repairs and maintenance and property taxes.

     During the twelve months ended December 31, 1998, the Company acquired five real estate properties, four of which were acquired from The Trust Company of New Jersey ("TCNJ") at an aggregate purchase price of approximately $5.6 million. These transactions were financed by first-mortgage loans from TCNJ.

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

     The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 1998, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

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

                        Executive Officers of Registrant

Name                     Age       Position with Registrant
-----                    ---       ------------------------
S. Wilzig Izak  (a)      40       Chairman of the Board and
                                  Chief Executive Officer

----------

a) Ms. Izak was appointed Chairman of the Board on September 20, 1990. She served as Executive Vice President of the Company from August 10, 1987 through September 20, 1990.

ITEM 2. PROPERTIES

Offices

     The executive and administrative office of the Company consists of approximately 2,000 square feet, located at 921 Bergen Avenue, Jersey City, New Jersey. This office is leased at a monthly rental of $2,683.

     The Company maintains its principal office for the United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet, at a monthly cost of $2,111. The Company also owns a storage yard of approximately five acres, situated near Will Rogers Airport in Oklahoma City.

     The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $2,537 Canadian.

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

     For information regarding costs incurred in 1998, please refer to the "Segment Information" in Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:

                                   United States              Canada
                                  (000's Omitted)         (000's Omitted)
                              --------------------------------------------------
                     Proved         Proved           Proved       Proved
                    Reserves  Developed Reserves    Reserves  Developed Reserves
                    --------  ------------------    --------  ------------------
1999               $ 2,719         $ 1,533          $ 2,350        $ 2,565

2000                 2,182           1,230            3,425          3,409

2001                 1,799           1,015            4,110          3,429

Remainder          $10,184         $ 5,681          $55,934        $51,227

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

     The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1996 and 1997 and 1998 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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

     The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:

                                     United States             Canada
                                 --------------------   ------------------------
                                              Proved                 Proved
                                  Proved    Developed    Proved     Developed
                                 --------   ---------   -------     ------------
                                     (000's Omitted)        (000's Omitted)

1998 Oil     (Bbls)                1,412         430      1,153          755
     Gas     (Mcf)                 6,315       6,315     39,029       32,799
     Net present value @ 10%     $10,516     $ 5,891    $28,300      $23,111

1997 Oil     (Bbls)                1,405         423      1,194          834
     Gas     (Mcf)                 6,731       6,731     33,629       31,387
     Net present value @ 10%     $17,921     $ 8,515    $24,119      $20,341

1996 Oil     (Bbls)                1,545         607      1,201          867
     Gas     (Mcf)                 6,798       6,798     26,000       25,364
     Net present value @ 10%     $24,001     $14,660    $22,194      $18,461


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

     No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 1998, other than with the Securities and Exchange Commission.

PRODUCTION WELLS

     The following tabulations indicate the number of productive wells (gross and net) as of December 31, 1998:

                        Gas             Oil          Developed Acreage
                -----------------  --------------    -----------------
                   Gross     Net   Gross     Net     Gross        Net
                ---------   -----  ------   -----    ------     ------
United States      563       68.7    235    71.8     50,048     20,446

Canada             235       56.9     90    10.2    164,820     20,460

PRODUCTION

     The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).

           Oil and Condensate (Bbls)                           Gas (Mcf)
         -----------------------------                --------------------------
         United States         Canada                  United States    Canada
         -------------         -------                --------------   ---------
1998        88,000             53,000                    1,039,000     1,021,000
1997       101,000             60,000                    1,047,000       813,000
1996       121,000             44,000                      857,000       726,000


     Average sales price per unit of oil or gas produced:

                    Oil                                    Gas
           -----------------------              --------------------------
             U.S.          Canada                 U.S.           Canada
           -------        --------              ---------      -----------
1998        $12.35        $10.27                  $1.78          $1.23
1997        $19.10        $14.65                  $2.01          $1.39
1996        $20.01        $17.98                  $1.92          $1.22


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

Average Production Cost Per Equivalent Barrel
of Oil in the United States and Canada:
----------------------------------------------

                            1998          1997        1996
                            ----          ----        ----
    United States          $6.34         $6.32       $6.78
    Canada                 $2.87         $2.78       $2.54

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

OIL AND GAS LEASES

     The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                                1998                              1997
                                ----                              ----
                          Undeveloped Acres                 Undeveloped Acres
                        ---------------------             ---------------------
                         Gross          Net                Gross          Net
                        -------        ------             --------      --------
United States           23,804         8,622               10,530        4,598

Canada                  21,128         3,592               21,128        3,592


     A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

DRILLING

     The following table sets forth the results of the Registrant's drilling programs for the years covered:

              Exploratory Wells                       Development Wells
       --------------------------------     ------------------------------------
       Net Productive       Net Dry           Net Productive        Net Dry
       --------------   ---------------     ------------------ -----------------
       U.S.   Canada     U.S.   Canada        U.S.     Canada    U.S.    Canada
       ---   --------   -----  --------     -------   --------  ------  --------
1998-  --       --        --       --          .6        6.0    1.5       --
1997-  --       --        .1       --          .4        4.9     --       --
1996-  --       --        --       --          .9         --     .1       --
1995-  --       --        --       .3         1.0         --     --       --
1994-  --       .7        --       .2         1.4         .4     --       --


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

     Location                                    General Character
     --------                                    -----------------
     Arizona                              378 Unit Apartment Complex
     Arizona                              340 Unit Apartment Complex
     Arizona                               70 Unit Apartment Building
     Arizona                                  Office Building
     Arizona                                  Retail/Medical use Complex
     Texas                                228 Unit Apartment Complex
     Florida                                  Office Building
     Florida                                  Apartment Properties (62 units)
     Georgia                               72 Unit Apartment Complex
     New Jersey                               Apartment Properties (482 units),
                                              including a 132 unit apartment
                                              complex
     New Jersey                               Commercial/Retail Properties,
                                              including a 75,000 sq. ft.
                                              office building

     The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 1998, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

         Quarter 1           Quarter 2           Quarter 3         Quarter 4
    ------------------  -------------------   ---------------   ----------------
     High    -    Low     High   -    Low      High   -  Low     High   -   Low
    ------------------  -------------------   ---------------   ----------------

1998  6      -  5-7/16    6-1/8  -  5-3/4     6-5/16  -  5       5-3/8  - 4-1/16
1997  6-1/8  -  5-1/4     5-5/8  -  5-1/8     7-1/16  -  5-1/4   7-1/16 - 5-1/4


     As of March 15, 1999 there were 8,716 common shareholders of record.

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

ITEM 6. SELECTED FINANCIAL DATA

            (Not covered by Report of Independent Public Accountants)

               (In thousands of dollars except per share amounts)

                                        For the Year Ended December 31
                           -----------------------------------------------------
                              1998       1997      1996       1995        1994
                              ----       ----      ----       ----        ----
Oil/Gas Revenues           $  4,759    $  5,917   $  5,720   $  5,672   $  7,926
                                       --------   --------   --------   --------
Real Estate Revenues       $ 11,546    $  9,730   $  9,296   $  8,600   $  7,885
                           --------    --------   --------   --------   --------
Total Revenues             $ 16,305    $ 15,647   $ 15,016   $ 14,272   $ 15,811
                           --------    --------   --------   --------   --------
Gross Profit
 Oil/Gas(a)                $   (927)   $  1,316   $  1,575   $    747   $  1,930
                           --------    --------   --------   --------   --------
Gross Profit
 Real Estate(b)            $  2,684    $  2,420   $  2,600   $  2,712   $  2,415
                           --------    --------   --------   --------   --------
Total Gross
 Profit                    $  1,757    $  3,736   $  4,175   $  3,459   $  4,345
                           --------    --------   --------   --------   --------
Net Income                 $  1,007    $  5,536   $  4,709   $  4,300   $  3,577
                           --------    --------   --------   --------   --------
Net income
 per share of
 common stock(c)           $    .11    $    .58   $    .49   $    .44   $    .35
                           --------    --------   --------   --------   --------
Total assets at
 year-end                  $ 94,601    $102,029   $ 98,378   $104,186   $103,198
                           --------    --------   --------   --------   --------
Long-term
 obligations               $ 47,764    $ 51,587   $ 46,299   $ 47,298   $ 50,160
                           --------    --------   --------   --------   --------
Cash dividends
 per share                 $    .00    $    .00   $    .10   $    .07   $    .06
                           --------    --------   --------   --------   --------

-------------

(a) Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

(b) Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

(c)  Restated to give effect to stock dividends.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                    (In thousands $ except per share amounts)

                                         1998
                        --------------------------------------------
                          1st     2nd        3rd      4th      Year
                        ------   ------     ------- -------  -------
Oil/Gas Revenues        $1,326   $1,207    $1,275    $  951   $ 4,759
Real Estate
   Revenues             $2,727   $2,895    $3,003    $2,921   $11,546
                        ------  -------    ------    ------   -------
Total Revenues          $4,053   $4,102    $4,278    $3,872   $16,305
                        ------  -------    ------    ------   -------
Gross Profit
   Oil/Gas(a)           $  233   $ (106)   $  (88)   $ (966)  $  (927)
Gross Profit
   Real Estate(b)       $  768   $  702    $  893    $  321   $ 2,684
                        ------   ------    ------    ------   -------
 Total Gross
   Profit               $1,001   $  596    $  805      (645)  $ 1,757
                        ------   ------    ------    ------   -------
Net Income              $  780   $1,064    $  163    (1,000)  $ 1,007
                        ------   ------    ------    ------   -------
Net Income
   Per Share            $  .08   $  .11    $  .02      (.10)  $   .11
                        ------   ------    ------    ------   -------
Cash Dividends
   Per Share            $  -0-   $  -0-    $  -0-    $  -0-   $    -0
                        ------   ------    ------    ------   -------

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                    (In thousands $ except per share amounts)

                                         1997
                     ------------------------------------------------
                        1st      2nd        3rd       4th       Year
                     -------   -------    -------   -------   -------
Oil/Gas Revenues     $ 1,420   $ 1,422    $ 1,552   $ 1,523   $ 5,917
Real Estate
   Revenues          $ 2,341   $ 2,450    $ 2,460   $ 2,479   $ 9,730
                     -------   -------    -------   -------   -------
Total Revenues       $ 3,761   $ 3,872    $ 4,012   $ 4,002   $15,647
                     -------   -------    -------   -------   -------
Gross Profit
   Oil/Gas(a)        $   347   $   (98)   $   389   $   678   $ 1,316
Gross Profit
   Real Estate(b)    $   664   $   696    $   652   $   408   $ 2,420
                     -------   -------    -------   -------   -------
 Total Gross
   Profit            $ 1,011   $   598    $ 1,041   $ 1,086   $ 3,736
                     -------   -------    -------   -------   -------
Net Income           $ 1,716   $ 1,766    $ 1,261   $   793   $ 5,536
                     -------   -------    -------   -------   -------
Net Income
   Per Share(c)      $   .18   $   .19    $   .13   $   .08   $   .58
                     -------   -------    -------   -------   -------
Cash Dividends
   Per Share         $   -0-   $   -0-    $   -0-   $   -0-   $   -0-
                     -------   -------    -------   -------   -------

----------

(a) Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

(b) Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

(c)  Restated to give effect to Stock dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent. The Company also conducts real estate operations throughout the United States.

OIL AND GAS -

     The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

REAL ESTATE -

     The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes as well as commercial and retail properties.

CORPORATE -

     The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holdings in marketable securities and focused its resources in its oil & gas and real estate divisions.

GENERAL - OIL AND GAS

     The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 1998, the average price of oil that the Company received was $11.57 compared to $17.42 for 1997, a price decrease of 34%. Average gas prices received by the Company in 1998 were 13% lower than 1997 average gas prices. The average price of gas for 1998 was $1.51 compared to $1.74 for 1997.

     The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                     Fiscal Year Ended December 31
                              ------------------------------------------
                                 1998            1997            1996
Crude Oil and Natural            ----            -----           ----
  Gas Production:
    Oil (Bbls)                   141,000         161,000         165,000
    Gas (Mcf)                  2,060,000       1,860,000       1,583,000
Average sales prices:
    Oil (per Bbl)                 $11.57          $17.42          $19.47
    Gas(per MCF)                  $ 1.51            1.74          $ 1.60
Average production
  costs per BOE                   $ 4.75          $ 4.85          $ 5.15

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 ("1998") COMPARED WITH YEAR ENDED DECEMBER 31, 1997("1997")

     Net income for the year ended December 31 was $1,007,000 in 1998 as compared to $5,536,000 in 1997.

     Oil and gas revenues decreased from $5,917,000 in 1997 to $4,759,000 in 1998. This decrease was attributable to sharp declines in the price of crude oil in 1998. Average crude oil prices in 1998 were approximately 34% lower in 1998 than 1997.

     Real estate revenues increased from $9,730,000 in 1997 to $11,546,000 in 1998. This increase was principally due to higher rents and the operations of the properties acquired in 1998 and during the fourth quarter of 1997.

     Oil and gas production expense was comparable in 1998 and 1997. Oil and gas production expense amounted to $2,297,000 in 1998 and $2,274,000 in 1997.

     Depreciation, depletion and amortization of oil and gas assets amounted to $2,367,000 in 1998 compared to $2,327,000 in 1997. Also , the Company additionally provided a depreciation, depletion and amortization ceiling charge of $1,022,000 in 1998 to reflect the substantial declines in the price of crude oil. Real estate depreciation was $1,729,000 in 1998 compared to $1,404,000 in 1997.

     General and administrative expense was comparable in 1998 and 1997. General and administrative expense amounted to $1,601,000 in 1998 compared to $1,646,000 in 1997.

     The Company realized approximately $4.7 million less in securities gains in 1998 than in 1997. The Company realized gains on sales of marketable securities of $4,932,000 in 1998 compared to $9,595,000 in 1997.

     Interest expense increased from $3,331,000 in 1997 to $3,937,000 in 1998. This increase is attributable to new first-mortgage indebteness on the Company's recent real estate acquisitions.

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

     The Company realized gains on sales of marketable securities of $9,595,000 in 1997 compared to $8,462,000 in 1996.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 have been adopted in the Company's 1998 financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 the Company had approximately $5.0 million in marketable securities at cost, with a market value of approximately $5.2 million. The current ratio at December 31, 1998 was 1.5 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $5 million at December 31, 1998.

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

     During the year ended December 31, 1998, the Company acquired five real estate properties, four of which were acquired from The Trust Company of New Jersey ("TCNJ") at an aggregate purchase price of approximately $5.6 million. These transactions were financed with first-mortgage loans from TCNJ. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     During the year ended December 31, 1998, the Company refinanced with Criimi Mae and Citicorp the original 1992 mortgage loans on the Company's Arizona apartment building and Texas apartment complex. These funds were borrowed on a long-term basis at favorable rates. The proceeds of these loans were used to pay off the higher-rate original first-mortgage loans and for investment and working capital purposes.

     Net cash provided by (used in) operating activities was $(3,549,000), $(268,000), and $(486,000) in 1998, 1997 and 1996, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

     Net cash provided by (used in) investing activities was $4,690,000, $133,000 and $3,456,000 in 1998, 1997 and 1996, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $5,700,000 in 1998, $9,300,000 in 1997 and $3,000,000 1996. Proceeds from sales and redemptions of securities amounted to $18,186,000 in 1998, $15,078,000 in 1997 and $10,044,000
in 1996. Additionally, purchases of marketable securities amounted to $3,223,000 in 1998, $2,428,000 in 1997, and $294,000 in 1996.

     Net cash provided by (used in) financing activities was $(2,100,000), $4,483,000 and ($3,374,000) in 1998, 1997 and 1996, respectively. The variations principally relate to the issuance, refinance, and repayments of long-term debt. See Footnote No. (4) to the consolidated financial statements for a schedule of long-term debt.

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

     The Company has implemented a formal Year 2000 program (the "Year 2000 Program") to address its Year 2000 Problem and to investigate the Year 2000 Problem of third parties significant to the Company's business. The Company's Year 2000 Program has three general components: (i) addressing Year 2000 Problems in the Company's IT and non-IT equipment; (ii) investigating the Year 2000 Problems of such significant third parties; and (iii) contingency planning.

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

     The Company is also requesting information on the Year 2000 Problems of third parties significant to the Company's business, including banks, major suppliers and customers. The Company has received and is evaluating the responses from many of these entities and is in the process of requesting more information as appropriate. Based on these responses, the Company's obligations to its customers, and the information gathered from its Year 2000 Program, the Company is developing contingency plans to minimize the impact of Year 2000 Problems on its business should any such problems occur. The Company expects to substantially complete its investigation of the Year 2000 Problems of its major suppliers, third party service providers and customers and form contingency plans by mid-1999, but also expects that these activities will continue through 1999 as more information becomes available to the Company. The Company has incurred costs of approximately $27,000 in connection with evaluating Year 2000 compliance of its IT Systems.

     The Company does not believe that the costs of its Year 2000 Program will be material to its financial condition or results of operations. Costs incurred in connection with evaluating Year 2000 compliance of its non-IT systems have not been material to date. The Company does not believe that future costs, if any, of addressing the Year 2000 Problems of its non-IT systems will have a material effect on its financial condition or results of operations. The Company also intends to continue to use its personnel in evaluating the Year 2000 Problems of those third parties who the Company believes are significant to the Company's business, including its suppliers, third party service providers and customers, and to formulate contingency plans. The Company expects that the source of any funds that may be necessary to pay the costs of addressing its Year 2000 Problems will be provided from cash balances or cash generated from operations. The Company intends to charge such costs against earnings as the costs are incurred.

     Management believes that it has taken reasonable steps to address its Year 2000 Problems and to evaluate the Year 2000 compliance status of key third parties with whom the Company does business. Notwithstanding these actions, however, the Company cannot ensure that all of its Year 2000 Problems or those of its key suppliers, service providers or customers will be resolved or addressed satisfactorily before the Year 2000 commences. Management believes that the "most reasonably likely worst case scenario" could involve the failure of such third parties to address their Year 2000 Problems. If the Company's key suppliers, service providers, customers and other third parties fail to address their Year 2000 Problems, and there are no alternates available to the Company, then the Company's usual channels of supply and distribution would be disrupted, in which event the Company could experience a material adverse impact on its business, results of operations or financial condition.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-K for the year ended December 31, 1998 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

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

       Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                        Crude Oil, Condensate and Natural Gas Liquids
                                                        (Barrels)
                                      ----------------------------------------------------
                                          United States                   Canada
                                      ----------------------     -------------------------
                                      1998     1997     1996     1998      1997      1996
                                      ----     ----     ----     ----      ----      ----
Proved Reserves-Beginning of Year    1,405    1,545    1,803     1,194     1,201     1,296
Revisions of previous estimates         60      (52)    (176)       12       (24)      (51)
Sale of minerals in place              -0-      -0-       -0-       -0-       -0-      -0-
Extensions and discoveries              35       13       39       --         77       -0-
Production                             (88)    (101)    (121)      (53)      (60)      (44)
                                     -----    -----    -----     -----     -----     -----
Proved Reserves-End of Year          1,412    1,405    1,545     1,153     1,194     1,201
                                     -----    -----    -----     -----     -----     -----
Proved Developed Reserves-
   Beginning of Year                   423      607      855       834       867       915
                                     -----    -----    -----     -----     -----     -----
   End of Year                         430      423      607       755       834       867
                                     =====    =====    =====     =====     =====     =====


                                                           Natural Gas
                                      ---------------------------------------------------------
                                                             (MCF)
                                      ---------------------------------------------------------
                                             United States                   Canada
                                      -------------------------      --------------------------
                                       1998      1997      1996      1998       1997       1996
                                       ----      ---       ----      ----       ----       ----
Proved Reserves-Beginning of Year     6,731     6,798     6,778     33,629     26,000     26,212
Revisions of previous estimates         610       856       750     (6,037)    (1,968)       514
Sale of minerals in place               -0-       -0-       -0-        -0-        -0-        -0-
Extensions and discoveries               13       124       127     12,458     10,410        -0-
Production                            1,039)    1,047)     (857)    (1,021)      (813)      (726)
                                    -------   -------   -------    -------    -------    -------
Proved Reserves-End of Year           6,315     6,731     6,798     39,029     33,629     26,000
                                    -------   -------   -------    -------    -------    -------
Proved Developed Reserves-
   Beginning of Year                  6,731     6,798     6,778     31,378     25,364     24,819
                                    -------   -------   -------    -------    -------    -------
   End of Year                        6,315     6,731     6,798     32,799     31,387     25,364
                                    =======   =======   =======    =======    =======    =======

            Standardized Measure of Discounted Future Net Cash Flows

                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)

                                     United States         Canada
                                     -------------      ---------------
                                    1998      1997      1998      1997
                                    ----      ----      ----      ----

Future cash flows                  28,587   $41,648   $86,948   $77,242
                                  -------   -------   -------   -------
Future costs:
    Production                     10,100    13,540    19,056    18,053
    Development, dismantlement
     & abandonment                  1,603     1,603     2,073     1,822
                                  -------   -------   -------   -------
Total Future Costs                $11,703   $15,143   $21,129   $19,875
                                  -------   -------   -------   -------
Future net inflows-Before
     income tax                   $16,884   $26,505   $65,819   $57,367
Future income taxes               $ 4,282   $ 6,888   $22,352   $19,407
                                  -------   -------   -------   -------
Future net cash flows             $12,602   $19,617   $43,467   $37,960
10% Discount factor                 4,753     6,353    24,777    22,000
                                  -------   -------   -------   -------
Standardized measure of
     discounted future net
     cash flows                   $ 7,849   $13,264   $18,690   $15,960
                                  =======   =======   =======   =======

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

     "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 1998, 1997 and 1996 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                    1998       1997         1996
                                    ----       ----         ----

Standardized Measure -
     Beginning of Year           $ 29,224    $ 31,405    $ 29,095
Sales and transfers - Net
     of Production Costs           (2,785)     (3,643)     (3,490)
Extensions and discoveries          6,116       4,421         690
Net change in sales price          (3,917)     (4,554)     10,899
Revision of quantity estimates     (2,831)     (1,184)     (1,424)
Proceeds from Sales of
     Minerals in Place                -0-          -0         -0-
Accretion of discount               2,730       2,984       2,463
Net change in income taxes           (357)      1,639      (2,010)
Change in production rates-
     Other                         (1,641)     (1,844)     (4,818)
                                 --------    --------    --------
Standardized measure -
     End of year                 $ 26,539    $ 29,224    $ 31,405
                                 --------    --------    --------

ITEM 8 -- FINANCIAL STATEMENTS

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----
CONSOLIDATED FINANCIAL STATEMENTS:
   Report of Independent Public Accountants                            F-2

   Consolidated Balance Sheets as of December 31, 1998 and 1997        F-3

   Consolidated Statements of Income for the Years Ended
      December 31, 1998, 1997 and 1996                                 F-4

   Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1998, 1997 and 1996                     F-5

   Consolidated Statements of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996                                 F-6

   Notes to Consolidated Financial Statements                          F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
   Board of Directors of

             Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                               /s/   ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 26, 1999

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

          CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1998 AND 1997

                                                 ASSETS
                                                 ------                               1998            1997
                                                                                 ------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents                                                     $   4,444,000    $   5,534,000
   Marketable securities, available for sale, at fair value (Notes 2, 3 and 4)       5,162,000       17,947,000
   Accounts receivable (Note 2)                                                      2,515,000        1,061,000
   Income taxes receivable (Note 6)                                                    746,000                0
   Prepaid expenses and other current assets                                         1,359,000          949,000
                                                                                 -------------    -------------
                  Total current assets                                              14,226,000       25,491,000
                                                                                 -------------    -------------

PROPERTY AND EQUIPMENT (Notes 2, 4, 8 and 9):
   Oil and gas properties, using the full cost method of accounting                133,804,000      133,509,000
   Real estate properties                                                           58,773,000       50,901,000
   Other property and equipment                                                        446,000          421,000
                                                                                 -------------    -------------
                                                                                   193,023,000      184,831,000
      Less- Accumulated depreciation, depletion and amortization                   112,648,000      108,293,000
                                                                                 -------------    -------------
                                                                                    80,375,000       76,538,000
                                                                                 -------------    -------------
                                                                                 $  94,601,000    $ 102,029,000
                                                                                 =============    =============
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 4)                                    $   6,502,000    $   3,324,000
   Accounts payable                                                                  1,782,000        1,856,000
   Income taxes payable (Note 6)                                                             0        1,517,000
   Dividends payable                                                                         0           18,000
   Accrued liabilities (Note 7)                                                        928,000        1,575,000
                                                                                 -------------    -------------
                   Total current liabilities                                         9,212,000        8,290,000
                                                                                 -------------    -------------
LONG-TERM DEBT, less current portion (Note 4)                                       47,764,000       51,587,000
                                                                                 -------------    -------------
DEFERRED INCOME TAXES (Notes 2 and 6)                                               11,891,000       13,415,000
                                                                                 -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY (Notes 2 and 7):
   Preferred stock, $1 par value, 1,000,000 shares authorized; none
      issued and outstanding in 1998 and 1997                                                0                0
   Common stock, $1 par value, 15,000,000 shares authorized;
      issued 10,013,544 shares in 1998 and 1997                                     10,014,000       10,014,000
   Capital in excess of par value                                                    9,146,000        9,522,000
   Treasury stock, 878,348 and 618,147 shares in 1998 and
      1997, respectively, at cost                                                   (5,303,000)      (3,857,000)
   Retained earnings                                                                15,274,000       14,267,000
   Accumulated other comprehensive loss                                             (3,397,000)      (1,209,000)
                                                                                 -------------    -------------
                                                                                    25,734,000       28,737,000
                                                                                 -------------    -------------
                                                                                 $  94,601,000    $ 102,029,000
                                                                                 =============    =============


                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                         1998           1997            1996
                                                     ------------    ------------    ------------
REVENUES (Notes 2, 8 and 9):
   Oil and gas                                       $  4,759,000    $  5,917,000    $  5,720,000
   Real estate                                         11,546,000       9,730,000       9,296,000
                                                     ------------    ------------    ------------
                  Total revenues                       16,305,000      15,647,000      15,016,000
                                                     ------------    ------------    ------------
COSTS AND EXPENSES (Notes 5, 8 and 9):
   Oil and gas production expenses                      2,297,000       2,274,000       2,209,000
   Real estate operating expenses                       7,133,000       5,906,000       5,539,000
   Depreciation and amortization                        1,752,000       1,435,000       1,179,000
   Depreciation, depletion and amortization of oil
      and gas properties                                2,367,000       2,327,000       1,936,000
   Depreciation depletion and amortization ceiling
      charge (Note 2)                                   1,022,000               0               0
   General and administrative                           1,601,000       1,646,000       1,447,000
                                                     ------------    ------------    ------------
                  Total costs and expenses             16,172,000      13,588,000      12,310,000
                                                     ------------    ------------    ------------
                  Income from operations                  133,000       2,059,000       2,706,000

GAIN ON SALES OF MARKETABLE
   SECURITIES                                           4,932,000       9,595,000       8,462,000

OTHER INCOME, net (Note 3)                                636,000         463,000         362,000

INTEREST EXPENSE (Note 4)                              (3,937,000)     (3,331,000)     (3,939,000)
                                                     ------------    ------------    ------------
                  Income before provision
                     for income taxes                   1,764,000       8,786,000       7,591,000
PROVISION FOR INCOME TAXES (Note 6)                       757,000       3,250,000       2,882,000
                                                     ------------    ------------    ------------
                  Net income                         $  1,007,000    $  5,536,000    $  4,709,000
                                                     ============    ============    ============
BASIC AND DILUTED EARNINGS PER SHARE                 $       0.11    $       0.58    $       0.49
                                                     ============    ============    ============




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                 Preferred Stock       Common Stock
                                                                 ---------------  -----------------------   Capital in
                                                                  Shares           Shares                   Excess of Par
                                                                  Issued  Amount   Issued       Amount         Value
                                                                 -------  ------- ---------   -----------   ----------    -
BALANCE, December 31, 1995                                           0    $  0    10,013,544   $10,014,000   $9,925,000
   Comprehensive income, year ended December 31, 1996-
      Net income                                                     0       0             0             0            0

      Other comprehensive income-
        Net translation adjustment                                   0       0             0             0            0
        Change in unrealized gain on marketable securities,
             net of income taxes of $4,071,000                       0       0             0             0            0
   Comprehensive income

   Amortization of deferred compensation (Note 5)                    0       0             0             0     (237,000)
   Exercise of stock options (Note 5)                                0       0             0             0       12,000
   Purchase of treasury stock                                        0       0             0             0            0
   Payment of cash dividends, $.10 per common share                  0       0             0             0            0
                                                                   ----   ----   -----------   -----------   ----------
BALANCE, December 31, 1996                                           0       0    10,013,544    10,014,000    9,700,000
   Comprehensive income, year ended December 31, 1997-
      Net income                                                     0       0             0             0            0

      Other comprehensive income-
        Net translation adjustment, current year                     0       0             0             0            0
        Change in unrealized gain on marketable securities, net
           of income taxes of $1,324,000                             0       0             0             0            0

   Comprehensive income

   Stock dividend (Notes 2 and 5)                                    0       0             0             0     (206,000)
   Amortization of deferred compensation (Note 5)                    0       0             0             0       82,000
   Exercise of stock options (Note 5)                                0       0             0             0      (54,000)
   Purchase of treasury stock                                        0       0             0             0            0
                                                                   ----   ----   -----------   -----------   ----------
BALANCE, December 31, 1997                                           0       0    10,013,544    10,014,000    9,522,000
   Comprehensive loss, year ended December 31, 1998-
      Net income                                                     0       0             0             0            0

      Other comprehensive income-
        Net translation adjustment, current year                     0       0             0             0            0
        Change in unrealized gain on marketable securities, net
           of income taxes of $97,000                                0       0             0             0            0

   Comprehensive loss

   Amortization of deferred compensation (Note 5)                    0       0             0             0     (366,000)
   Exercise of stock options (Note 5)                                0       0             0             0      (10,000)
   Purchase of treasury stock                                        0       0             0             0            0
                                                                   ----   ----   -----------   -----------   ----------
BALANCE, December 31, 1998                                           0    $  0   $10,013,544   $10,014,000   $9,146,000
                                                                   ====   ====   ===========   ===========   ==========



                                                                                  Accumulated
                                                                                     Other
                                                                   Treasury      Comprehensive     Retained       Comprehensive
                                                                    Stock        Income (Loss)     Earnings       Income (Loss)
                                                                 ------------    -------------    ------------    -------------
BALANCE, December 31, 1995                                        ($ 4,010,000)   $  7,086,000    $  6,459,000
   Comprehensive income, year ended December 31, 1996-
      Net income                                                             0               0       4,709,000     $ 4,709,000
                                                                                                                   -----------
      Other comprehensive income-
        Net translation adjustment                                           0         (88,000)              0         (88,000)
        Change in unrealized gain on marketable securities,
             net of income taxes of $4,071,000                               0      (4,470,000)              0      (4,470,000)
   Comprehensive income                                                                                            $   151,000
                                                                                                                   ===========
   Amortization of deferred compensation (Note 5)                            0               0               0
   Exercise of stock options (Note 5)                                    5,000               0               0
   Purchase of treasury stock                                         (846,000)              0               0
   Payment of cash dividends, $.10 per common share                          0               0        (931,000)
                                                                  ------------    ------------    ------------     -----------
BALANCE, December 31, 1996                                          (4,851,000)      2,528,000      10,237,000
   Comprehensive income, year ended December 31, 1997-
      Net income                                                             0               0       5,536,000     $ 5,536,000
                                                                                                                   -----------
      Other comprehensive income-
        Net translation adjustment, current year                             0        (380,000)              0        (380,000)
        Change in unrealized gain on marketable securities, net
           of income taxes of $1,324,000                                     0      (3,357,000)              0      (3,357,000)
                                                                                                                   -----------
   Comprehensive income                                                                                            $ 1,799,000
                                                                                                                   ===========
   Stock dividend (Notes 2 and 5)                                    1,694,000               0      (1,506,000)
   Amortization of deferred compensation (Note 5)                            0               0               0
   Exercise of stock options (Note 5)                                  163,000               0               0
   Purchase of treasury stock                                         (863,000)              0               0
                                                                  ------------    ------------    ------------     -----------
BALANCE, December 31, 1997                                          (3,857,000)     (1,209,000)     14,267,000
   Comprehensive loss, year ended December 31, 1998-
      Net income                                                             0               0       1,007,000     $ 1,007,000
                                                                                                                   ===========
      Other comprehensive income-
        Net translation adjustment, current year                             0        (687,000)              0        (687,000)
        Change in unrealized gain on marketable securities, net
           of income taxes of $97,000                                        0      (1,501,000)              0      (1,501,000)
                                                                                                                   -----------
   Comprehensive loss                                                                                              ($1,181,000)
                                                                                                                   ===========
   Amortization of deferred compensation (Note 5)                            0               0               0
   Exercise of stock options (Note 5)                                   17,000               0               0
   Purchase of treasury stock                                       (1,463,000)              0               0
                                                                  ------------    ------------    ------------
BALANCE, December 31, 1998                                        ($ 5,303,000)   ($ 3,397,000)   $ 15,274,000
                                                                  ============    ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998            1997           1996
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                             $  1,007,000    $  5,536,000    $  4,709,000
   Adjustments to reconcile net income to net cash
      used in operating activities-
        Depreciation, depletion and amortization             5,141,000       3,762,000       3,115,000
        Deferred income tax (benefit) provision               (204,000)        740,000       1,168,000
        Adjustment of deferred and unearned
           compensation in connection with
           nonqualified stock option plan, net                (105,000)        (22,000)       (119,000)
      Gain on sales of marketable securities                (4,932,000)     (9,595,000)     (8,462,000)
      Foreign currency transactions                            410,000               0         (83,000)
      Changes in operating assets and liabilities-
        Decrease (increase) in accounts receivable          (1,454,000)        794,000        (842,000)
        Increase income taxes receivable                      (746,000)              0               0
        Increase in prepaid expenses
           and other current assets                           (410,000)       (507,000)       (101,000)
        (Decrease) increase in dividends payable               (18,000)       (445,000)        463,000
        (Decrease) increase in other liabilities                     0        (814,000)        814,000
        (Decrease) increase in accounts payable,
           accrued liabilities and taxes payable            (2,238,000)        283,000      (1,148,000)
                                                          ------------    ------------    ------------
                  Net cash used in operating activities     (3,549,000)       (268,000)       (486,000)
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net                               (10,273,000)    (12,517,000)     (6,294,000)
   Purchases of marketable securities                       (3,223,000)     (2,428,000)       (294,000)
   Proceeds from sales and redemptions of
      marketable securities                                 18,186,000      15,078,000      10,044,000
                                                          ------------    ------------    ------------
                  Net cash (used in) provided by
                     investing activities                    4,690,000         133,000       3,456,000
                                                          ------------    ------------    ------------


                                                        1998             1997           1996
                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt         $ 12,179,000    $ 36,790,000    $ 18,670,000
   Principal payments of long-term debt              (12,823,000)    (31,090,000)    (20,272,000)
   Purchase of treasury stock                         (1,463,000)       (863,000)       (846,000)
   Cash dividends                                              0        (463,000)       (931,000)
   Exercise of stock options                               7,000         109,000           5,000
                                                    ------------    ------------    ------------
                  Net cash provided by (used in)
                     financing activities             (2,100,000)      4,483,000      (3,374,000)
                                                    ------------    ------------    ------------
EFFECT OF EXCHANGE RATE CHANGES
   ON CASH                                              (131,000)         (6,000)         (5,000)
                                                    ------------    ------------    ------------
                  Net (decrease) increase in cash
                     and cash equivalents             (1,090,000)      4,342,000        (409,000)
CASH AND CASH EQUIVALENTS,
   beginning of year                                   5,534,000       1,192,000       1,601,000
                                                    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year              $  4,444,000    $  5,534,000    $  1,192,000
                                                    ============    ============    ============
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
      Cash paid during the year for-
        Interest                                    $  4,303,000    $  3,623,000    $  4,019,000
        Income taxes, net                              3,058,000       2,449,000       3,318,000
                                                    ============    ============    ============



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS:

     Wilshire Oil Company of Texas (the Company) is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted, both in its own name and through several wholly-owned subsidiaries, in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas production is sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Georgia and Texas. The Company also maintains investments in marketable securities, which are available for sale.

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

     Marketable Securities, Available for Sale-

          As of December 31, 1998 and 1997, the marketable securities of the Company consist primarily of equity securities, all of which are classified as available for sale. These securities are carried at fair value based upon quoted market prices. Differences between an investment's cost and its fair value are charged (credited) directly to shareholders' equity, net of related income taxes. The cost of securities sold is determined on a specific identification basis.

          As of December 31, 1998 and 1997, the unrealized holding gains, net of any losses, of these securities were $215,000 and $2,943,000, respectively. The net unrealized holding gains are included as a credit to shareholders' equity, net of income taxes of $97,000 and $1,324,000 for 1998 and 1997, respectively.

          Included in accounts receivable at December 31, 1998 is approximately $1.4 million due from broker, related to sales of marketable securities in 1998 which settled in 1999.

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

          Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Due to this limitation, during 1998 the Company provided an additional charge for depreciation, depletion and amortization of $1,022,000 to reflect substantial declines in the prices received for oil and gas. This additional charge is included in depreciation, depletion and amortization in the accompanying consolidated statements of income. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves, after the additional charge discussed above, exceeds the unamortized cost of oil and gas properties at December 31, 1998 and 1997.

          Real Estate And Other Properties-

          Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

          As of December 31, 1998 and 1997, real estate properties consist of land with an aggregate cost of $14,952,000 and $11,627,000, buildings with an aggregate cost of $38,218,000 and $35,724,000 and furniture and fixtures with an aggregate cost of $5,603,000 and $3,550,000, respectively.

          Impairment of Property and Equipment-

          The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121) for their non oil and gas producing assets. The adoption of this standard did not have an impact on the Company's financial condition or results of operations. In addition, as of December 31, 1998, the Company has determined that no impairment has occurred in accordance with the measurement criteria prescribed by SFAS 121.

          Revenue Recognition-

          Revenue from oil and gas properties is recognized at the time these products are delivered to third party purchasers. Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from the tenant. Because revenues from both oil and gas and real estate operations are collected in a relatively short period, no allowance is required for uncollectible accounts.

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

          Foreign Operations-

          The assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses has been reflected as a component of accumulated other comprehensive loss until the sale or liquidation of the underlying foreign investment.

          Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $15,139,000 at December 31, 1998.

          Accounting for Stock-Based Compensation-

          The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 1998 and 1997, there are several stock option plans subject to the provisions of SFAS 123. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements (see Note 5).

          Net Income Per Common Share-

          On December 22, 1997, the Company declared a 3% stock dividend to shareholders of record on January 16, 1998. The dividend was paid on February 20, 1998.

          The Company has adopted FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

          The following table sets forth the computation of basic and diluted earnings per share-

                                       1998         1997        1996
                                   -----------  -----------  -----------
Numerator-
  Net income -
     Basic and Diluted              $1,007,000   $5,536,000   $4,709,000
                                    ==========   ==========   ==========
Denominator-
  Weighted average common shares
     outstanding - Basic             9,297,119    9,522,167    9,568,502
  Incremental shares from assumed
     conversions of stock options       47,628       89,182       89,695
                                    ----------   ----------   ----------
  Weighted average common shares
     outstanding - Diluted           9,344,747    9,611,349    9,658,197
                                    ==========   ==========   ==========
Basic earnings per share            $     0.11   $     0.58   $     0.49
Diluted earnings per share          $     0.11   $     0.58   $     0.49


          Accumulated Other Comprehensive Income-

          In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. The Company adopted SFAS 130 as of January 1, 1998. In the Company's case, comprehensive income includes net income, unrealized gains on available-for-sale securities and foreign currency transaction adjustments. The Company has chosen to disclose Comprehensive Income in the Consolidated Statement of Shareholders' Equity.

          Changes in the components of Accumulated Other Income (Loss) for the years 1996, 1997 and 1998 are as follows-

                           Unrealized Gains on        Cumulative                 Accumulated Other
                            Available-for-Sale       Foreign Currency           Comprehensive Income
                                Securities        Translation Adjustment               (Loss)
                            ------------------   -------------------------     ----------------------
BALANCE, December 31, 1995   $ 9,446,000                ($2,360,000)                $ 7,086,000
Change for the year 1996      (4,470,000)                   (88,000)                 (4,558,000)
                             -----------                -----------                 -----------
BALANCE, December 31, 1996     4,976,000                 (2,448,000)                  2,528,000
Change for the year 1997      (3,357,000)                  (380,000)                 (3,737,000)
                             -----------                -----------                 -----------
BALANCE, December 31, 1997     1,619,000                 (2,828,000)                 (1,209,000
Change for the year 1998      (1,501,000)                  (687,000)                 (2,188,000)
                             -----------                -----------                 -----------
BALANCE, December 31, 1998   $   118,000                ($3,515,000)                ($3,397,000)
                             ===========                ===========                 ===========

          Reclassifications-

          Certain reclassifications have been made to the 1997 and 1996 financial information to conform to the 1998 presentation.

(3) INVESTMENT IN PREFERRED STOCK OF THE TRUST COMPANY OF NEW JERSEY:

     At December 31, 1997, the Company owned 37,500 shares of The Trust Company of New Jersey's (The Trust Company) 9-3/4% preferred stock, stated at its original cost, which approximated market value. As of December 31, 1997, 37,500 shares, or $3,750,000 of preferred stock is included in marketable securities, available for sale in the accompanying consolidated balance sheet.

     During 1997, The Trust Company redeemed 22,500 shares of preferred stock at its stated value of $2,250,000. During 1998, the Trust Company redeemed the remaining 37,500 shares of preferred stock at its stated value of $3,750,000 and accordingly, no preferred stock is held by the Company at December 31, 1998.

     Annual dividends of approximately $201,000, $475,000 and $585,000 were received on the preferred shares in 1998, 1997 and 1996, respectively, and are included in other income.

(4)  LONG-TERM DEBT:

     Long-term debt as of December 31 consisted of the following-

                                                     1998            1997
                                                 -----------     -----------
           Mortgage notes payable (a)            $25,094,000     $25,824,000
           Mortgage notes payable (b)             23,098,000      17,527,000
           Note payable (c)                        3,074,000       8,560,000
           Promissory note (d)                     2,000,000       2,000,000
           Revolving line of credit (e)            1,000,000       1,000,000
                                                 -----------     -----------
                                                  54,266,000      54,911,000
           Less - Current portion                  6,502,000       3,324,000
                                                 -----------     -----------
                                                 $47,764,000     $51,587,000
                                                 ===========     ===========

------------------


(a) At December 31, 1998, the Company had mortgage notes payable to The Trust Company totaling $25,094,000 payable in installments, bearing interest at a weighted average effective interest rate of 7.75%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties and mature at various dates through January 2009.

(b) The Company paid in full, prior to maturity, two mortgage notes in each 1998 and 1997 to The Trust Company, discussed in (a), and refinanced these four loans with Criimi Mae/Citicorp Real Estate (Criimi Mae). The Criimi Mae notes are payable in monthly installments, bear a weighted average interest at a rate of 7.37% and mature between November 2007 and July 2008.

(c) The note payable to The Trust Company bears interest at the prime lending rate (7.75% at December 31, 1998), matures in July 1999 and is secured by certain marketable securities.

(d) The promissory note at December 31, 1998 bears interest at the bank's certificate of deposit rate plus one percent (5.27% at December 31, 1998 and is payable in full in June 1999). The promissory note at December 31, 1997 was paid in full during 1998.

(e) During 1997, the Company obtained an unsecured $1,000,000 revolving line of credit from The Trust Company. During 1998, the revolving line of credit was increased to $2,000,000. This loan bears interest at the prime lending rate and matures in June, 1999. At December 31, 1998 the unused portion of the revolving line of credit was $1,000,000.

     The aggregate maturities of the long-term debt in each of the five years subsequent to 1998 and thereafter are-

           1999                        $ 6,502,000
           2000                            712,000
           2001                          2,630,000
           2002                            558,000
           2003                          3,309,000
           Thereafter                   40,555,000
                                       -----------
                                       $54,266,000
                                       ===========

(5)  STOCK OPTIONS:

     Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 338,877 shares of common stock were outstanding to officers, key consultants and employees at December 31, 1998. No additional options may be granted under these plans.

     In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. During 1996 and 1998, the Company granted 35,000 and 5,000 options, respectively, to purchase common stock under the Director Plan. No options were granted under either plan during 1997. At December 31, 1998, 3,090 and 77,170 options were outstanding under the Incentive Plan and Director Plan, respectively.

The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

The Company has adopted the provisions of SFAS 123, "Accounting For Stock-Based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $52,000 with $.01 per share effect in 1998, $41,000 with no per share effect in 1997 and $96,000 with $.01 per share effect in 1996. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1998 and 1996 was $3.14 and $2.66. There were no options granted during 1997.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $6.00 in 1998 and $6.31 in 1996 and the following weighted average assumptions; risk-free interest rate of 5.78% for 1998 and 6.87% for 1996, volatility of 26.07% for 1998 and 24.26% for
1996, and no dividend yield for 1998 and a dividend yield of 1.6% for 1996.

The following table summarizes stock option activity for 1998 and 1997-


                                              1998                    1997
                                     --------------------     ---------------------
                                                 Price                     Price
                                      Shares    Low-High       Shares     Low-High
                                     --------   ---------     --------   ----------
Options outstanding at
  beginning of year                  420,839    $1.00-6.71    440,188    $1.00-6.71
Options granted                        5,000          6.31          0          --
Adjustment for stock dividend (b)
                                           0          --       12,239          --
Options exercised                     (2,798)    1.49-2.37    (25,725)    2.98-3.99
Options terminated and
  expired                             (3,974)    3.87-4.31     (5,863)         3.49
                                    --------    ----------   --------    ----------
Options outstanding at
  end of year (a)                    419,067    $1.00-6.71    420,839    $1.00-6.71
                                    ========    ==========   ========    ==========
Options exercisable at
  end of year (b)                    376,781    $1.00-6.71    357,800    $1.00-6.71
                                    ========    ==========   ========    ==========

----------

(a) At December 31, 1998, options outstanding include 231,616 options ($1.00 to $4.44 per share) granted to certain employees and key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1.00) by an amount equal to the increase in market value from the date of grant. Included in these options are 219,226 options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 1998, 1997 and 1996, $105,000, $22,000 and $119,000, respectively, was credited to operations, and $261,000, $60,000 and $118,000, respectively, was credited to oil and gas properties relating to such options.

     As of December 31, 1998 and 1997, included in accrued liabilities is $814,000 payable to certain individuals for stock appreciation rights. These amounts are currently payable under certain conditions.

(b) Option prices in 1997 have been adjusted to reflect the 3% stock dividend declared in 1997.

(6)  INCOME TAXES:

     Income taxes consist of the following-

                              1998          1997          1996
                          -----------    -----------   -----------
Federal-
  Current                 $   900,000    $ 2,234,000   $ 1,304,000
  Deferred                   (377,000)       350,000     1,105,000
                          -----------    -----------   -----------
                              523,000      2,584,000     2,409,000
                          -----------    -----------   -----------
Foreign-
  Current                      42,000    $   104,000   $   110,000
  Deferred                    173,000        166,000        63,000
                          -----------    -----------   -----------
                              215,000        270,000       173,000
                          -----------    -----------   -----------
State                          19,000        396,000       300,000
                          -----------    -----------   -----------
          Total           $   757,000    $ 3,250,000   $ 2,882,000
                          ===========    ===========   ===========

     A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows-

                                        1998           1997           1996
                                     ----------     ----------     ----------
Federal income tax provision
  at statutory rate                  $  600,000     $3,075,000     $2,657,000
State income tax provision, net of
  Federal benefit                        13,000        257,000        195,000
Impact of foreign operations           (176,000)        80,000         17,000
Dividend exclusion                      (90,000)      (162,000)      (191,000)
Provision for Internal Revenue
  Service review (Note 7)               410,000              0        204,000
                                     ----------     ----------     ----------
                                     $  757,000     $3,250,000     $2,882,000
                                     ==========     ==========     ==========
Effective tax rate                         42.9%          37.0%          38.0%
                                     ==========     ==========     ==========

     Significant components of deferred tax liabilities as of December 31, 1998 and 1997 were as follows-

                                                           1998         1997
                                                       -----------   -----------

Tax over book depreciation, depletion and
   amortization-
     Oil and gas and real estate properties -- U. S    $ 7,840,000   $ 8,046,000
     Oil and gas properties -- Canada                    3,954,000     4,045,000
Unrealized gain on marketable securities                    97,000     1,324,000
                                                       -----------   -----------
                Total deferred tax liabilities         $11,891,000   $13,415,000
                                                       ===========   ===========

(7)  COMMITMENTS AND CONTINGENCIES:

     During 1998, Federal income tax returns of the Company and its subsidiaries for the years 1994 through 1996 were under review by the IRS. During 1998, the Company received a notice of assessment from the IRS and completed full settlement of this Federal tax liability of $430,000, including accrued interest.

     The Company's income tax returns for the State of Arizona are currently under review by the IRS for the years 1993 through 1998. The Company believes that final settlement of its state tax liability for those years will not have a significant impact on its consolidated financial position or results of operations.

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

     As of December 31, 1998 and 1997, 9,248,375 Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which are in effect as of December 31, 1998 and 1997, the outstanding Rights are not considered in the computation of net income per share.

     The Company does not have significant lease commitments or post retirement benefits.

(8)  SEGMENT INFORMATION:

     The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131), which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. Business segment and geographic disclosures (see Note 9) for prior periods have been restated to comply with SFAS 131.

     The Company is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent. The Company also conducts real estate operations throughout the United States.

     Oil and Gas-

     The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

     Real Estate-

     The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes as well as commercial and retail properties.

     Corporate-

     The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holding in marketable securities and focused its resources in the oil and gas and real estate divisions.

     The following segment data is presented based on the Company's internal management reporting system-

                                       1998           1997            1996
                                   -----------     -----------     -----------
Gross revenues-
  Oil and gas-United States        $ 2,964,000     $ 4,004,000     $ 4,086,000
  Oil and gas-Canada                 1,795,000       1,913,000       1,634,000
  Real estate                       11,546,000       9,730,000       9,296,000
                                   -----------     -----------     -----------
                                   $16,305,000     $15,647,000     $15,016,000
                                   ===========     ===========     ===========
Income (loss) from operations-
  Oil and gas-United States (a)    ($3,011,000)    ($  609,000)    $    75,000
  Oil and gas-Canada (a)               707,000         853,000         546,000
  Real estate (a)                    2,684,000       2,420,000       2,600,000
  Corporate (a)                       (247,000)       (605,000)       (515,000)
                                   -----------     -----------     -----------
                                   $   133,000     $ 2,059,000     $ 2,706,000
                                   ===========     ===========     ===========

                                      1998         1997           1996
                                 ------------   ------------   ------------
Depreciation, depletion
  and amortization-
     Oil and gas-United States   $  3,062,000   $  1,945,000   $  1,481,000
     Oil and gas-Canada               327,000        382,000        455,000
     Real estate                    1,729,000      1,404,000      1,157,000
     Corporate                         23,000         31,000         22,000
                                 ------------   ------------   ------------
                                 $  5,141,000   $  3,762,000   $  3,115,000
                                 ============   ============   ============
Identifiable assets-
  Oil and gas-United States      $ 16,920,000   $ 18,690,000   $ 18,761,000
  Oil and gas-Canada               12,727,000     13,286,000     13,116,000
  Real estate                      54,354,000     48,580,000     37,403,000
  Corporate                        10,600,000     21,473,000     29,098,000
                                 ------------   ------------   ------------
                                 $ 94,601,000   $102,029,000   $ 98,378,000
                                 ============   ============   ============
Capital expenditures-
  Oil and gas-United States      $  1,510,000   $  1,381,000   $  2,108,000
  Oil and gas-Canada                1,160,000      1,165,000        625,000
  Real estate                       7,809,000     10,367,000      3,998,000
  Corporate                            21,000         18,000         19,000
                                 ------------   ------------   ------------
                                 $ 10,500,000   $ 12,931,000   $  6,750,000
                                 ============   ============   ============

     (a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

(9)  GEOGRAPHIC INFORMATION:

     The following is a description by geographic location-

                                     1998            1997          1996
                                 ------------    ------------   ------------
Gross revenues-
  United States                  $ 14,510,000    $ 13,734,000   $ 13,382,000
  Canada                            1,795,000       1,913,000      1,634,000
                                 ------------    ------------   ------------
                                 $ 16,305,000    $ 15,647,000   $ 15,016,000
                                 ============    ============   ============
Income (loss) from operations-
  United States                 ($    574,000)   $  1,206,000   $  2,160,000
  Canada                              707,000         853,000        546,000
                                 ------------    ------------   ------------
                                 $    133,000    $  2,059,000   $  2,706,000
                                 ============    ============   ============
Depreciation, depletion and
 amortization-
  United States                  $  4,814,000    $  3,380,000   $  2,660,000
  Canada                              327,000         382,000        455,000
                                 ------------    ------------   ------------
                                 $  5,141,000    $  3,762,000   $  3,115,000
                                 ============    ============   ============

                                    1998           1997           1996
                                ------------   ------------   ------------
Identifiable assets-
  United States                 $ 81,874,000   $ 88,743,000   $ 85,262,000
  Canada                          12,727,000     13,286,000     13,116,000
                                ------------   ------------   ------------
                                $ 94,601,000   $102,029,000   $ 98,378,000
                                ============   ============   ============
Capital expenditures-
  United States                 $  9,340,000   $ 11,766,000   $  6,125,000
  Canada                           1,160,000      1,165,000        625,000
                                ------------   ------------   ------------
                                $ 10,500,000   $ 12,931,000   $  6,750,000
                                ============   ============   ============

(10) OIL AND GAS PRODUCING ACTIVITIES:

     The following data represents the Company's oil and gas producing activities for 1998 and 1997-

                                                        1998            1997
                                                     ------------   ------------
Capitalized costs (all being amortized)-
  Productive and nonproductive properties            $128,522,000   $128,434,000
  Unevaluated properties                                5,282,000      5,075,000
                                                     ------------   ------------
          Total capitalized costs being amortized     133,804,000    133,509,000
                                                     -----------   ------------
Less- Accumulated depreciation,
  depletion and amortization                          105,609,000    102,984,000
                                                     ------------   ------------
          Net capitalized costs                      $ 28,195,000   $ 30,525,000
                                                     ============   ============

     The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-

                                                   United States                                Canada
                              -------------------------------------------------------   -------------------------
                                  1998          1997           1996         1998          1997          1996
                              -----------    -----------    -----------   -----------   -----------   -----------
Acquisition of unproved
   properties                 $   336,000    $    72,000    $    89,000   $    93,000   $    73,000   $    75,000
Exploration                       459,000        500,000      1,139,000        99,000       116,000       119,000
Development                       736,000        809,000        880,000       565,000       976,000       431,000
                              -----------    -----------    -----------   -----------   -----------   -----------
Total costs incurred          $ 1,531,000    $ 1,381,000    $ 2,108,000   $   757,000   $ 1,165,000   $   625,000
                              ===========    ===========    ===========   ===========   ===========   ===========
Revenues from oil and
   gas producing activities   $ 2,964,000    $ 4,004,000    $ 4,086,000   $ 1,795,000   $ 1,913,000   $ 1,634,000
                              -----------    -----------    -----------   -----------   -----------   -----------
Production costs                1,656,000      1,822,000      1,790,000       641,000       452,000       419,000
Technical support
   and other                    1,257,000        846,000        740,000       120,000       226,000       214,000
Depreciation, depletion
   and amortization             3,062,000      1,945,000      1,481,000       327,000       382,000       455,000
                              -----------    -----------    -----------   -----------   -----------   -----------
Total expenses                  5,975,000      4,613,000      4,011,000     1,088,000     1,060,000     1,088,000
                              -----------    -----------    -----------   -----------   -----------   -----------
Pretax income (loss)
   from oil and gas
   producing activities        (3,011,000)      (609,000)        75,000       707,000       853,000       546,000
Income tax  provision
   (benefit)                   (1,053,000)      (213,000)        26,000        92,000       111,000        72,000
                              -----------    -----------    -----------   -----------   -----------   -----------
Results of oil and gas
   producing activities       ($1,958,000)   ($  396,000)   $    49,000   $   615,000   $   742,000   $   474,000
                              ===========    ===========    ===========   ===========   ===========   ===========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

     Information regarding executive officers is found in Part I, Item 1 (a)

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders.

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

       3.2 Amended By-Laws, as of June 11, 1998, of Wilshire Oil Company of Texas (Incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

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



                                 WILSHIRE OIL COMPANY OF TEXAS
                                 ------------------------------------
                                          (Registrant)

                Directors:

                                 By:      /s/ S. WILZIG IZAK
                                    ----------------------------------
                                          S. Wilzig Izak, Director



                                 By:      /s/ WILLIAM SCHWARTZ, M.D.
                                    ----------------------------------
                                       William Schwartz, M.D., Director



                                 By:      /s/ MILTON DONNENBERG
                                     ---------------------------------
                                          Milton Donnenberg, Director


                                 By:       /s/ ERNEST WACHTEL
                                     ----------------------------------
                                          Ernest Wachtel, Director



                Officers:

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



Date: March 27, 1999