Form 10-K/A
period 1998-12-31
WILSHIRE OIL CO OF TEXAS
filed 1999-04-23
CIK 107454

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

For the fiscal year ended                   DECEMBER 31, 1998
                         .......................................................

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $34,666,000 based upon the closing sale price of the stock, which was $4.00 on April 20, 1999.

The number of shares of the Registrant's $1 par value common stock outstanding as of April 20, 1999 was 8,975,538.

================================================================================

ITEM 10.  DIRECTORS OF THE REGISTRANT

      The Company's Restated Certificate of Incorporation and By-Laws provide for a seven member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class I expires at the 1999 Annual Meeting, Class II at the next succeeding Annual Meeting and Class III at the following succeeding Annual Meeting.

      The information provided below with respect to director nominees and present directors includes (1) name, (2) class, (3) principal occupation and business experience during the past five years, (4) age and (5) the year in which he or she became a director. This information has been furnished by the directors.


                                                                                          YEAR BECAME
                                                                                        DIRECTOR OF THE
NAME                                    CLASS     PRINCIPAL OCCUPATION AND AGE (a)          COMPANY
 ....                                    .....     ................................      ...............
Dr. Ira F. Braun .....................   III      Director of Neuro Interventional           1981
                                                  Radiology, Miami Vascular
                                                  Institute; Clinical Professor
                                                  of Radiology, University of
                                                  Miami; prior thereto at
                                                  Medical College of Virginia.
                                                  Age 49.

Milton Donnenberg ....................     II     Formerly President, Milton Donnenberg      1981
                                                  Assoc., Realty Management, Carlstadt,
                                                  N.J. Age 76.

S. Wilzig Izak .......................     II     Chairman of the Board since                1987
                                                  September 20, 1990; Chief Executive
                                                  Officer since May 1991; Executive
                                                  Vice President (1987-1990); prior
                                                  thereto, Senior Vice President. Age 40.

Eric J. Schmertz, Esq ................      I     Of Counsel to the law firm of Rivkin,      1983
                                                  Radler & Kremer since July 1, 1989.
                                                  Edward F. Carlough Distinguished
                                                  Professor and formerly Dean, Hofstra
                                                  University School of Law, Hempstead,
                                                  N.Y. Age 73.

Dr. William J. Schwartz ..............      I     Chief of Opthamology, Good Samaritan       1983
                                                  Hospital, Suffern, N.Y. Age 54.

Ernest Wachtel .......................    III     President, Ellmax Corp., Builders and      1970
                                                  Realty Investors, Elizabeth, N.J.
                                                  Age 74.

W. Martin Willschick .................    III     Manager, Treasury Services, City of        1997
                                                  Toronto, Canada. Mr. Willschick is
                                                  Ms. Izak's first cousin. Age 47.

-------------

(a) No nominee or director is a director of any other company with a class of securites registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

SECTION 16(a) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is aware that W. Martin Willschick, a Director of the Company, did not file timely a Form 5 report for December 1998 to disclose a grant of 5,000 options pursuant to the Company's 1995 Non-Employee Director Stock Option Plan. This form was inadvertently filed 3 days late.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 1996, 1997 and 1998, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the Chief Executive Officer of the Company and the only other person who served as an executive officer of the Company during 1998 whose salary and bonus during 1998 exceeded $100,000 (the "Named Officers"), for services rendered in all capacities during such period.

                           SUMMARY COMPENSATION TABLE


                                                                       LONG TERM
                                        ANNUAL COMPENSATION           COMPENSATION
NAME AND CURRENT                        ...................          ...............       ALL OTHER
PRINCIPAL POSITION        YEAR      SALARY      BONUS    OTHER(A)    OPTIONS GRANTED    COMPENSATION(B)
 ..................        ....      .......     .....    ........    ...............    ...............
 S. Wilzig Izak           1998     $140,000       --       --             --              $    236
   Chairman and CEO       1997      140,000    $14,000     --             --                   221
                          1996      126,000     14,000     --             --                   200

 Steven A. Gelman         1998     $110,000       --       --             --              $    392
   Senior Vice President  1997      105,000    $10,000     --             --                   211
   and Controller         1996      100,000     10,000     --             --                   192


---------------

      (A) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles).

      (B) The $236 and $392 amounts for 1998 represent the dollar value of insurance premiums paid by the Company for term life insurance policies for Ms. Izak and Mr. Gelman, respectively.

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

      No stock options were granted to the Named Officers during the year ended December 31, 1998. The following table provides data regarding options exercised during 1998 by the Named Officers as well as the number of shares covered by both exercisable and non-exercisable stock options held by the Named Officers at December 31, 1998. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of an existing option and $4.50, the closing sale price of the Company's Common Stock on the New York Stock Exchange on
December 31, 1998.


                          FISCAL YEAR-END OPTION VALUES

                                                                                              Value of Unexercised
                                                               Number of Unexercised         In-the-Money Options at
                    Shares Acquired                             Options at 12/31/98                  12/31/98
NAME                  on Exercise        Value received       Exercisable/Unexercisable      Exercisable/Unexercisable
----                ---------------      --------------       -------------------------      -------------------------
S. Wilzig Izak            -0-                 -0-                     61,912/0                      $17,542/0

Steven A. Gelman          -0-                 -0-                      5,463/0                            0/0


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

     During 1998, the Company acquired five real estate properties, four of which were acquired from The Trust Company of New Jersey ("TCNJ") at an aggregate price of approximately $5.6 million. The purchase prices for these properties were based upon, among other things, independent MAI appraisals. These transactions were financed by TCNJ. At April 20, 1999, the Company had mortgage loans payable to TCNJ in the aggregate principal amount of $25 million at a weighted average effective interest rate of approximately 7 3/4% per annum. At April 20, 1999, the Company also had term loans payable to TCNJ in the aggregate principal amount of $2.3 million secured by marketable securities; such loans bear interest at the prime lending rate. Siggi B. Wilzig, whose shareholdings of the Company are described under Item 12 herein, is an officer, director and significant shareholder of TCNJ.

DIRECTOR COMPENSATION

      Each director, other than S. Wilzig Izak, receives an annual fee of $11,000. Members of the Executive Committee, other than S. Wilzig Izak, also receive a fee of $4,000 and members of the Audit Committee and Stock Option Committee also receive an annual fee of $2,000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of April 20, 1999:

    Name and Address                   Amount and Nature of
  of Beneficial Owner                  Beneficial Ownership     Percent of Class
 .......................                ....................     ................

Siggi B. Wilzig                              907,105(1)             10.08%
  921 Bergen Avenue
  Jersey City, New Jersey  07306

Dimensional Fund Advisors, Inc.              738,609(2)              8.14%
  1299 Ocean Avenue, Suite 650
  Santa Monica, CA  90401

---------------

(1) Includes 22,509 shares of Common Stock that could be obtained by Mr. Wilzig on the exercise of stock options exercisable within 60 days of April 20, 1999. Mr. Wilzig, former Chairman and President of the Company, serves as the Senior Consultant to the Company at a remuneration of $90,000 per year. His duties include financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 1998, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 738,609 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

      The following table presents information with respect to the shares of the Company's Common Stock beneficially owned as of April 20, 1999 by (i) each of the Company's directors and (ii) each Named Officer who is not a director:

                                   Common Stock     Beneficially Owned
      Name                            Shares        Percentage of Class(a)
      -----------------------      ------------     ----------------------

      Dr. Ira F. Braun (e)           17,373                  0.19%

      Milton Donnenberg (e)          17,310                  0.19

      Eric J. Schmertz, Esq. (e)     18,068                  0.20

      Dr. William J. Schwartz (e)   141,941((b))             1.56

      Ernest Wachtel (e)             93,341                  1.03

      W. Martin Willschick(f)         3,062                  0.03

      S. Wilzig Izak                106,710((c))             1.18

      Steven Gelman                   5,463((d))             0.06

---------------
(a) The shares of the Company's Common Stock reflected in this table are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.

(b) Includes 26,813 shares of stock owned by a profit sharing plan, 27,864 shares owned by Dr. Schwartz' wife and 2,953 shares owned by or on behalf of Dr. Schwartz' children.

(c) Includes 61,912 shares of stock that could be obtained by S. Wilzig Izak on the exercise of options exercisable within 60 days of April 20, 1999.

(d) Represents 5,463 shares of stock that could be obtained by Steven A. Gelman on the exercise of options exercisable within 60 days of April 20, 1999. Mr. Gelman is no longer considered an executive officer of the Company effective June 11, 1998 and accordingly, his holdings are not included in the total below.

(e) Includes 5,150 shares of stock that could be obtained by each of these Outside Directors on the exercise of options exercisable within 60 days of April 20, 1999.

(f) Includes 1,000 shares of stock that could be obtained by W. Martin Willschick on the exercise of options exercisable within 60 days of April 20, 1999.

      At April 20, 1999, all directors and current executive officers as a group (seven persons) beneficially owned equity securities as follows including an aggregate of 88,662 shares that could be obtained on the exercise of options exercisable within 60 days of April 20, 1999:

  Title of Class       Amount Beneficially Owned       Percent of Class
  --------------       -------------------------       ----------------

  Common Stock                 397,805                       4.44%
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

Date:    April 22, 1999