Form 10-Q
period 1999-03-31
WILSHIRE OIL CO OF TEXAS
filed 1999-06-09
CIK 107454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    ---------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 1999

                          Commission file number 1-467

                                   ----------

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

                     Common Stock $1 Par Value -- 8,899,738


==============================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                       Page No.
                                                                      ----------
PART I   FINANCIAL INFORMATION

         Financial Information:

         Condensed Consolidated Balance Sheets -
           March 31, 1999 (Unaudited) and December 31, 1998 ..........  1

         Consolidated Statement of Income - (Unaudited)
           Three months ended March 31, 1999 and 1998 ................  2

         Consolidated Statement of Cash Flows - (Unaudited)
           Three months ended March 31, 1999 and 1998 ................  3

         Notes to (Unaudited) Consolidated Financial Statements ......  4 & 5

         Management's Discussion and Analysis of Financial
           Condition and Results of  Operations ......................  6,7,8,&9

PART II  OTHER INFORMATION ...........................................  10

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)


                                                     March 31,     December 31,
                                                       1999            1998
ASSETS                                             -----------     ------------
---------                                          (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents .....................    $  4,161        $  4,444
  Accounts receivable ...........................       2,414           3,261
  Marketable securities, stated at
    market value ................................       5,246           5,162
  Prepaid expenses and other current assets .....       1,575           1,359
                                                     --------        --------
           Total current assets .................      13,396          14,226
                                                     --------        --------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
    full cost method of accounting ..............     134,209         133,804
  Real estate properties ........................      59,211          58,773
  Other property and equipment ..................         416             446
                                                     --------        --------
                                                      193,836         193,023
  Less - Accumulated depreciation,
    depletion and amortization ..................     113,449         112,648
                                                     --------        --------
                                                       80,387          80,375
                                                     --------        --------
                                                     $ 93,783        $ 94,601
                                                     ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt .............    $  6,314        $  6,502
  Accounts payable ..............................       1,447           1,782
  Accrued and other liabilities .................         911             928
                                                     --------        --------
           Total current liabilities ............       8,672           9,212
                                                     --------        --------
LONG - TERM DEBT, less current portion ..........      47,890          47,764
                                                     --------        --------
DEFERRED INCOME TAXES AND OTHER
  NONCURRENT LIABILITIES ........................      12,455          11,891
                                                     --------        --------
SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    10,013,544 shares issued ....................      10,014          10,014
  Capital in excess of par value ................       9,264           9,146
    Retained earnings ...........................      15,327          15,274
                                                     --------        --------
                                                       34,605          34,434
      Less -
      Treasury stock, 1,113,806 and 878,348
        shares in 1999 and 1998, at cost ........      (6,305)         (5,303)
      Accumulated other comprehensive loss ......      (3,534)         (3,397)
                                                     --------        --------
                                                       24,766          25,734
                                                     --------        --------
                                                     $ 93,783        $ 94,601
                                                     ========        ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)


                                                     FOR THE THREE MONTHS ENDED
                                                     --------------------------
                                                      March 31,      March 31,
                                                        1999           1998
                                                     -----------    -----------
                                                            (Unaudited)
REVENUES
Oil & Gas ........................................    $ 1,209        $ 1,326
Real Estate ......................................      3,054          2,727
                                                      -------        -------
           Total Revenues ........................      4,263          4,053

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................        531            593
Real Estate Operating Expenses ...................      1,714          1,608
Depreciation, depletion and amortization .........        801            851
General and Administrative .......................        364            398
                                                      -------        -------
           Total Costs and Expenses ..............      3,410          3,450
                                                      -------        -------
           Income from Operations ................        853            603

OTHER INCOME (EXPENSE) ...........................        182            123

GAIN ON SALES OF MARKETABLE
  SECURITIES (Note 3) ............................         34          1,495

INTEREST EXPENSE .................................       (988)        (1,036)
                                                      -------        -------

  Income before provision
    for income taxes .............................         81          1,185

PROVISION FOR INCOME TAXES .......................         28            405
                                                      -------        -------
           Net income ............................    $    53        $   780
                                                      =======        =======
BASIC EARNINGS PER
  COMMON SHARE ...................................    $   .01        $   .08
                                                      =======        =======
DILUTED EARNINGS PER
  COMMON SHARE ...................................    $   .01        $   .08
                                                      =======        =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                        For The Three Months Ended
                                                        --------------------------
                                                          March 31,      March 31,
                                                            1999           1998
                                                        -----------    -----------
                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income .........................................    $    53       $   780
  Adjustments to reconcile net income to net
    cash used in operating activities -
  Depreciation, depletion and amortization ...........        801           851
  Deferred income tax provision ......................        571          (194)
  Amortization (adjustment) of deferred and
    unearned compensation in connection
    with non-qualified stock option plan, net ........        236           163
  Gain on sales of marketable securities .............        (34)       (1,495)
  Foreign currency transactions ......................       --            --
  Changes in operating assets and liabilities -
    (Increase) decrease in receivables ...............        772           121
    (Increase) in prepaid expenses and other
      current assets .................................       (216)         (149)
    Increase (decrease) in accounts payable,
      accrued and other liabilities ..................       (187)       (1,649)
                                                          -------       -------
  Net cash provided by (used in)
    operating activities .............................    $ 1,996       $(1,572)
                                                          -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net ..........................       (813)       (2,358)
  Purchases of marketable securities .................       (436)          (35)
  Proceeds from sales and redemptions of securities ..        124         4,070
                                                          -------       -------
  Net cash provided by (used in)
    investing activities .............................    $(1,125)        1,677
                                                          -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt ...........      -0-           1,105
  Principal payment of long term debt ................        (62)        1,698)
  Purchase of treasury stock .........................     (1,002)           (7)
  Exercise of stock options ..........................       --            --
  Other ..............................................         47          --
                                                          -------       -------
  Net cash provided by (used in)
    financing activities .............................    $(1,017)      $  (600)
                                                          -------       -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............       (137)           77
                                                          -------       -------
  Net increase (decrease) in cash and
    cash equivalents .................................       (283)         (418)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ................................      4,444         5,534
                                                          -------       -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD ......................................    $ 4,161       $ 5,116
                                                          -------       -------
SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:
  Cash paid during the period for -
    Interest .........................................    $   964       $ 1,013
    Income taxes .....................................    $    60       $ 1,042


                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999 (Unaudited)


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

3.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $34,000 for the three months ended March 31, 1999 and $1,495,000 for the three months ended March 31, 1998.

4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which modifies the financial statement presentation of comprehensive income and its components. Reclassification of financial statements for earlier periods is required.

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the three months ended March 31, 1999 and 1998 is as follows:

                                                             1999              1998
                                                          ----------        ----------
Net income ............................................   $   53,000        $  780,000
Other comprehensive income (loss), net of taxes
Foreign currency translation adjustments ..............     (137,000)           76,000
Unrealized gain on available-for-sale securities ......         --           1,421,000
Less: Reclassification adjustment for gains
        included in net income, net of income tax
        effect of $-0- and $508,000 in
        1999 and 1998, respectively ...................         --            (987,000)
                                                          ----------        ----------
Other comprehensive income (loss) .....................     (137,000)          510,000
                                                          ----------        ----------

Comprehensive income (loss)............................   $  (84,000)       $1,290,000
                                                          ----------        ----------

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

     The following table sets forth the computation of basic and diluted earnings per share--

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             1999              1998
                                                          ----------        ----------
Numerator--
  Net income ..........................................   $   53,000        $  780,000
                                                          ==========        ==========
Denominator--
  Weighted average common shares
    outstanding -- Basic ..............................    8,969,464         9,414,864
  Incremental shares from assumed
    conversions of stock options ......................         --              74,745
                                                          ----------        ----------
  Weighted average common shares
    outstanding -- Diluted ............................    8,969,464         9,489,609
                                                          ==========        ==========

Basic earnings per share ..............................         0.01             $0.08
Diluted earnings per share ............................         0.01             $0.08


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the quarter ended March 31 was $53,000 in 1999 as compared to $780,000 in 1998.

     Consolidated revenues for the quarter ended March 31 increased from $4,053,000 in 1998 to $4,263,000 in 1999. Oil and gas revenues decreased by $117,000 due to declines in the price of crude oil. Real estate revenues increased from $2,727,000 in 1998 to $3,054,000 in 1999. This increase is due to higher rents and the operations of the properties acquired in 1998.

     Total costs and expenses for the quarter ended March 31 were comparable, amounting to 3,410,000 in 1999 compared with $3,450,000 in 1998. Oil and gas production expense decreased by $62,000, real estate operating expenses increased by $106,000, depreciation, depletion and amortization decreased by $50,000, and general and administrative expenses decreased by $34,000. The increase in real estate operating expenses is attributable to the properties acquired in 1998.

     The Company realized approximately 1.5 million less in securities gains in 1999 than in 1998. The Company realized gains on sales of marketable securities of $34,000 in 1999 as compared with $1,495,000 in 1998.

     Interest expense decreased from $1,036,000 in 1998 to $988,000 in 1999. This decrease is attributable to a lower cost of funds on the Company's first-mortgage indebtness as a result of the Company's refinancing with Criimi Mae/Citicorp Real Estate.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998 the Company had approximately $5.2 million in marketable securities at market value. The current ratio at March 31, 1999 was 1.54 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $4.7 million at March 31, 1999.

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

     The Company also will explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was $1,996,000 in 1999 and ($1,572,000) in 1998. The increase in 1999 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $1,125,000 in 1999 and $1,677,000 in 1998. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $1,300,000 in 1998. There were no such purchases in 1999. Proceeds from sales and redemptions of securities amounted to $124,000 in 1999 and $4,070,000 in 1998.

     Net cash provided by (used in) financing activities was $1,017,000 in 1999 and ($600,000) in 1998. The variation principally relates to the issuance of long-term debt in connection with the purchases of real estate properties during the respective quarters as well as principal payments of long-term debt. In addition, the Company acquired approximately $1 million of treasury stock in 1999.

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

FOWARD-LOOKING STATEMENTS

     This Report on Form 10-Q for the quarter ended March 31, 1999 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION


Item 1, 2, 3, 4, 5  -- Not applicable

Item 6 --              Exhibits and Reports on Form 8-K

                       No Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           WILSHIRE OIL COMPANY OF TEXAS
                           -----------------------------
                                    (Registrant)








Date:  May 14, 1999    By: /s/ S. WILZIG IZAK
       ------------        -----------------------------------------------------
                           S. Wilzig Izak
                           Chairman of the Board and Chief Executive Officer
                           (Duly Authorized Officer and Chief Financial Officer)