Form 10-Q
period 1999-06-30
WILSHIRE OIL CO OF TEXAS
filed 1999-08-25
CIK 107454

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

                        For quarter ended June 30, 1999
                          Commission file number 1-467

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

                     Common Stock $1 Par Value -- 8,859,227


================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                       Page No.
                                                                       ---------
Part I  Financial Information

        Financial Information: ....................................        1
        Condensed Consolidated Balance Sheets --
        June 30, 1999 (Unaudited) and December 31, 1998

        Consolidated Statements of Income - .......................        2
         (Unaudited) Six months ended June 30, 1999 and 1998


        Consolidated Statements of Income - .......................        3
         (Unaudited) Three months ended June 30, 1999 and 1998


        Consolidated Statements of Cash Flows - ...................        4
        (Unaudited) Six months ended June 30, 1999 and 1998


        Notes to (Unaudited) Consolidated Financial Statements ....    5 & 6



        Management's Discussion and Analysis ...................... 7, 8, 9 & 10
        of Financial Condition and Results of  Operations



Part II  Other Information ........................................        11

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)

                                                         June 30,   December 31,
       ASSETS                                               1999       1998
       ------                                            ---------   -----------
                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents ..........................   $   4,136    $   4,444
  Accounts receivable ................................       1,394        3,261
  Marketable securities, stated at
     market  value ...................................       5,711        5,162
  Prepaid expenses and other current assets ..........       1,605        1,359
                                                         ---------    ---------
         Total current assets ........................      12,846       14,226
                                                         ---------    ---------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
           full cost method of accounting ............     134,861      133,804
  Real estate properties .............................      59,201       58,773
  Other property and equipment .......................         404          446
                                                         ---------    ---------
                                                           194,466      193,023
Less - Accumulated depreciation,
          depletion and amortization .................     114,279      112,648
                                                         ---------    ---------
                                                            80,187       80,375
                                                         ---------    ---------
                                                         $  93,033    $  94,601
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt ..................   $   6,514    $   6,502
  Accounts payable ...................................       1,482        1,782
  Accrued and other liabilities ......................         487          928
                                                         ---------    ---------
                 Total current liabilities ...........       8,483        9,212
                                                         ---------    ---------
LONG - TERM DEBT, less current portion ...............      47,747       47,764
                                                         ---------    ---------
DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES ...........................      11,913       11,891
                                                         ---------    ---------


SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      10,013,544 shares issued .......................      10,014       10,014
   Capital in excess of par value ....................       9,155        9,146
   Retained earnings .................................      15,414       15,274
                                                         ---------    ---------
                                                            34,583       34,434
         Less -
            Treasury stock, 1,154,317 and 878,348
                 shares in 1999 and 1998, at cost ....      (6,468)      (5,303)
            Accumulated other comprehensive loss .....      (3,225)      (3,397)
                                                         ---------    ---------
                                                            24,890       25,734
                                                         ---------    ---------
                                                         $  93,033    $  94,601
                                                         =========    =========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                          June 30,      June 30,
                                                            1999         1998
                                                        -----------  -----------
REVENUES
Oil & Gas .........................................       $ 2,403       $ 2,533
Real Estate .......................................         6,229         5,622
                                                          -------       -------
         Total Revenues ...........................         8,632         8,155

COSTS AND EXPENSES
Oil and Gas Production Expenses ...................         1,122         1,210
Real Estate Operating Expenses ....................         3,479         3,362
Depreciation, depletion and amortization ..........         1,631         1,986
General and Administrative ........................           707           754
                                                          -------       -------
         Total Costs and Expenses .................         6,939         7,312
                                                          -------       -------
         Income from Operations ...................         1,693           843

OTHER INCOME ......................................           407           379

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3) ............................            34         3,543

INTEREST EXPENSE ..................................        (1,918)       (1,989)
                                                          -------       -------
   Income before provision
      for income taxes ............................           216         2,776

PROVISION FOR INCOME TAXES ........................            76           932
                                                          -------       -------
      Net income ..................................       $   140       $ 1,844
                                                          =======       =======
BASIC EARNINGS PER SHARE ..........................       $   .02       $   .20
                                                          -------       =======
DILUTED EARNINGS PER  SHARE .......................       $   .02       $   .20
                                                          =======       =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         June 30,       June 30,
                                                          1999            1998
                                                      ------------    ----------
REVENUES
Oil & Gas ........................................       $ 1,194        $ 1,207
Real Estate ......................................         3,175          2,895
                                                         -------        -------
         Total Revenues ..........................         4,369          4,102

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................           591            617
Real Estate Operating Expenses ...................         1,765          1,754
Depreciation, depletion and amortization .........           830          1,135
General and Administrative .......................           343            356
                                                         -------        -------
         Total Costs and Expenses ................         3,529          3,862
                                                         -------        -------
                  Income from Operations .........           840            240

OTHER INCOME .....................................           225            256

GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3) ...........................          --            2,048

INTEREST EXPENSE .................................          (930)          (953)
                                                         -------        -------
   Income before provision
      for income taxes ...........................           135          1,591

PROVISION FOR INCOME TAXES .......................            48            527
                                                         -------        -------
       Net income ................................       $    87        $ 1,064
                                                         =======        =======

BASIC EARNINGS PER SHARE .........................       $   .01        $   .11
                                                         -------        =======
DILUTED EARNINGS PER SHARE .......................       $   .01        $   .11
                                                         =======        =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)
                                   (Unaudited)

                                                        For The Six Months Ended
                                                        ------------------------
                                                            June 30,    June 30,
                                                             1999        1998
                                                        ------------- ---------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...........................................   $    140    $  1,844
  Adjustments to reconcile net income to net
      cash used in operating activities -
  Depreciation, depletion and amortization .............      1,631       1,986
  Deferred income tax provision (benefit) ..............         22        (269)
   Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net ........          9         266
  Gain on sales of marketable securities ...............        (34)     (3,543)
  Foreign currency transactions ........................       --          --
  Changes in operating assets and liabilities -
   (Increase) decrease in receivables ..................      1,867         239
   (Increase) in prepaid expenses and other
      current assets ...................................       (246)       (342)
    Increase (decrease) in accounts payable,
      accrued and other liabilities ....................       (742)     (1,902)
                                                           --------    --------
 Net cash provided by (used in)
      operating activities .............................   $  2.647    $ (1,721)
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net ............................     (1,443)     (7,096)
  Purchases of marketable securities ...................       (638)     (1,914)
  Proceeds from sales and redemptions of  securities ...        124      10,549
                                                           --------    --------
  Net cash provided by (used in)
      investing activities .............................   $ (1,957)   $  1,539
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt ............      1,000       5,650
   Principal payment of long term debt .................     (1,005)     (5,599)
   Purchase of treasury stock ..........................     (1,165)       (404)
   Exercise of stock options ...........................       --          --
   Other ...............................................       --          --
                                                           --------    --------
   Net cash provided by (used in)
      financing activities .............................   $ (1,170)   ($   353)
                                                           --------    --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ................        172        (295)
                                                           --------    --------
   Net increase (decrease) in cash and
      cash equivalents .................................       (308)       (830)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD .................................      4,444       5,534
                                                           --------    --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD .......................................   $  4,136    $  4,704
                                                           ========    ========
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
   Cash paid during the period for -
   Interest ............................................   $  1,898    $  1,956
   Income taxes ........................................   $    106    $  1,256

                           WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1999 (Unaudited)

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

3.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $34,000 and $3,543,000 for the six months ended June 30, 1999 and 1998, respectively, and $2,048,000 for the three months ended June 30, 1998. There were no such gains during the quarter ended June 30, 1999.

4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Reclassification of financial statements for earlier periods is required.

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the six months ended June 30, 1999 and 1998 is as follows:

                                                       Six Months Ended June 30,
                                                       -------------------------
                                                           1999         1998
                                                       ------------  -----------


Net income ......................................... $   140,000   $ 1,844,000
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments .........     172,000      (295,000)
  Unrealized gain on  available-for-sale securities         --       1,451,000
  Less:  Reclassification adjustment for gains
           included in net income, net of income tax
           effect of -0- and $1,205,000 in
           1999 and 1998, respectively .............        --      (2,338,000)
                                                     -----------   -----------
Other comprehensive income (loss) ..................     172,000    (1,182,000)
                                                     -----------   -----------
Comprehensive income ............................... $   312,000   $   662,000
                                                     -----------   -----------

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

     The following table sets forth the computation of basic and diluted earnings per share-

                                        Six Months Ended June 30,  Three  Months Ended June 30,
                                        -------------------------  ----------------------------
                                          1999            1998         1999             1998
                                          ----            ----         ----             ----

Numerator-
  Net income ........................   $  140,000     $1,844,000   $   87,000       $1,064,000
                                        ==========     ==========   ==========       ==========
 Denominator-
  Weighted average common shares
         outstanding - Basic ........    8,931,616      9,366,087    8,894,185        9,383,830

  Incremental shares from assumed
         conversions of stock options         --           81,746         --             88,747
                                        ----------     ----------   ----------       ----------

  Weighted average common shares
         outstanding - Diluted ......    8,931,616      9,447,833    8,894,185        9,472,577
                                        ==========     ==========   ==========       ==========
Basic earnings per share ............   $     0.02     $     0.20   $     0.01       $     0.11

Diluted earnings per share ..........   $     0.02     $     0.20   $     0.01       $     0.11


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net income for the six months ended June 30 was $140,000 in 1999 as compared to $1,844,000 in 1998.

     Consolidated revenues for the six months ended June 30 increased from $8,155,000 in 1998 to $8,632,000 in 1999. Oil and gas revenues decreased from $2,533,000 in 1998 to $2,403,000 in 1999, due to declines in the price of crude oil from period to period. Real estate revenues increased from $5,622,000 in 1998 to $6,229,000 in 1999. This increase is due to higher rents and occupancy and the operations of the properties acquired in 1998.

     Total costs and expenses for the six months ended June 30 were $6,939,000 in 1999 compared with $7,312,000 in 1998. Oil and gas production expense decreased by $88,000, real estate operating expenses increased by $117,000, depreciation, depletion and amortization decreased by $355,000, and general and administrative expenses decreased by $47,000.

     The Company realized approximately $3.5 million less in securities gains in 1999 than in 1998. The Company realized gains on sales of marketable securities of $34,000 in 1999 as compared with $3,543,000 in 1998.

     Interest expense decreased from $1,989,000 in 1998 to $1,918,000 in 1999. This decrease is attributable to a lower cost of funds on the Company's first-mortgage indebtnesss as a result of the Company's refinancing with Criimi Mae/Citicorp Real Estate.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Liquidity and Capital Resources

     At June 30, 1999 the Company had approximately $5.7 million in marketable securities at market value. The current ratio at June 30, 1999 was 1.5 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $4.4 million at June 30, 1999.

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

     The Company will also explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was ($1,721,000) in 1998 and $2,647,000 in 1999. The increase in 1999 was primarily due to changes in operating assets and liabilities.

     Net cash provided by (used in) investing activities was $1,539,000 in 1998 and ($1,957,000) in 1999. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $4,400,000 in 1998 and none in 1999. Proceeds from sales and redemptions of securities amounted to $10,549,000 in 1998 and $124,000 in 1999.

     Net cash provided by (used in) financing activities was ($353,000) in 1998 and ($1,170,000) in 1999. The variation principally relates to the issuance of long-term debt in connection with the purchases of real estate properties during the respective periods as well as principal payments of long-term debt.

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

     The Company has evaluated its current systems with respect to oil and gas operations and management feels that it is Year 2000 compliant. With respect to real estate, management is in the process of evaluating its systems and also believes the current systems are Year 2000 compliant. With respect to its non-IT equipment, the Company and its consultants are presently inventorying, evaluating, remediating and testing this equipment. The Company expects to complete its Year 2000 Program for IT and non-IT equipment by the 3rd quarter of 1999.

     The Company is also requesting information on the Year 2000 Problems of third parties significant to the Company's business, including banks, major suppliers and customers. The Company has received and is evaluating the responses from many of these entities and is in the process of requesting more information as appropriate. Based on these responses, the Company's obligations to its customers, and the information gathered from its Year 2000 Program, the Company is developing contingency plans to minimize the impact of Year 2000 Problems on its business should any such problems occur. The Company expects to substantially complete its investigation of the Year 2000 Problems of its major suppliers, third party service providers and customers and form contingency plans by the 3rd quarter of 1999, but also expects that these activities will continue through 1999 as more information becomes available to the Company. The Company has incurred costs of approximately $30,000 in connection with evaluating Year 2000 compliance of its IT Systems.

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

Forward-Looking Statements

     This Report on Form 10-Q for the quarter ended June 30, 1999 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION

Item 6 -                   Exhibits and Reports on Form 8-K
--------                   --------------------------------
                  No Form 8-K was filed during the quarter ended June 30, 1999.

                               S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WILSHIRE OIL COMPANY OF TEXAS
                                    --------------------------------------------
                                    (Registrant)




Date:  August 13, 1999              /s/ S. WILZIG IZAK
       ---------------              --------------------------------------------
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

                                    WILSHIRE OIL COMPANY OF TEXAS
                                    --------------------------------------------
                                    (Registrant)


Date: August  13, 1999
      ----------------
                                    By: S. Wilzig Izak
                                        Chairman of the Board and Chief
                                        Executive Officer (Duly Authorized
                                        Officer and Chief Financial Officer)