Form 10-Q
period 1999-09-30
WILSHIRE OIL CO OF TEXAS
filed 1999-11-24
CIK 107454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended September 30, 1999
                          Commission file number 1-467

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

                     Common Stock $1 Par Value -- 8,796,827


================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                       Page No.
                                                                       --------
Part I    Financial Information

          Financial Information:
          Condensed Consolidated Balance Sheets -                              1
          September 30, 1999 (Unaudited) and December 31, 1998

          Consolidated Statements of Income -                                  2
           (Unaudited) Nine months ended September 30, 1999 and 1998


          Consolidated Statements of Income -                                  3
           (Unaudited) Three months ended September 30, 1999 and 1998


          Consolidated Statements of Cash Flows -                              4
          (Unaudited) Nine months ended September 30, 1999 and 1998


          Notes to (Unaudited) Consolidated Financial Statements           5 & 6



          Management's Discussion and Analysis                      7, 8, 9 & 10
          of Financial Condition and Results of  Operations



Part II   Other Information                                                   11

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)

                                                        September 30,       December 31,
                                                            1999              1998
                                                          ---------         ---------
                                                         (Unaudited)

       ASSETS
       ------

CURRENT ASSETS
  Cash and cash equivalents                               $   2,508         $   4,444
  Accounts receivable                                         1,127             3,261
  Marketable securities, stated at
     market  value                                            5,711             5,162
  Prepaid expenses and other current assets                   1,987             1,359
                                                          ---------         ---------
               Total current assets                          11,333            14,226
                                                          ---------         ---------
PROPERTY AND EQUIPMENT
  Oil and gas properties, using the
           full cost method of accounting                   135,053           133,804
  Real estate properties                                     59,816            58,773
  Other property and equipment                                  404               446
                                                          ---------         ---------
                                                            195,273           193,023
Less - Accumulated depreciation,
          depletion and amortization                        115,095           112,648
                                                          ---------         ---------
                                                             80,178            80,375
                                                          ---------         ---------
                                                          $  91,511         $  94,601
                                                          =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                       $   4,538         $   6,502
  Accounts payable                                            2,034             1,782
  Accrued and other liabilities                                 305               928
                                                          ---------         ---------
                 Total current liabilities                    6,877             9,212
                                                          ---------         ---------
LONG - TERM DEBT, less current portion                       47,846            47,764
                                                          ---------         ---------
DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES                                   11,992            11,891
                                                          ---------         ---------
SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      10,013,544 shares issued                               10,014            10,014
   Capital in excess of par value                             9,155             9,146
   Retained earnings                                         15,384            15,274
                                                          ---------         ---------
                                                             34,553            34,434
       Less -
          Treasury stock, 1,216,717 and 782,038
          shares in 1999 and 1998, at cost                   (6,474)           (5,303)
          Accumulated other comprehensive loss               (3,283)           (3,397)
                                                          ---------         ---------
                                                             24,796            25,734
                                                          ---------         ---------
                                                          $  91,511         $  94,601
                                                          =========         =========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)


                                                       FOR THE NINE MONTHS ENDED
                                                      ----------------------------

                                                      September 30,  September 30,
                                                          1999            1998
                                                        --------       --------

REVENUES
Oil & Gas                                               $  3,818       $  3,808
Real Estate                                                9,285          8,625
                                                        --------       --------
               Total Revenues                             13,103         12,433
COSTS AND EXPENSES
Oil and Gas Production Expenses                            1,438          1,751
Real Estate Operating Expenses                             5,199          5,077
Depreciation, depletion and amortization                   2,330          3,203
General and Administrative                                 1,190          1,258
                                                        --------       --------
               Total Costs and Expenses                   10,157         11,289
                                                        --------       --------
               Income from Operations                      2,946          1,144
OTHER INCOME                                                 460            638
GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                        34          4.219
INTEREST EXPENSE                                          (2,862)        (2,974)
                                                        --------       --------
   Income before provision
      for income taxes                                       578          3,027
PROVISION FOR INCOME TAXES                                   138          1,020
                                                        --------       --------
      Net income                                        $    440       $  2,007
                                                        ========       ========
BASIC EARNINGS PER SHARE                                $    .05       $    .21
                                                        ========       ========
DILUTED EARNINGS PER  SHARE                             $    .05       $    .21
                                                        ========       ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000's Omitted, Except Share Data)
                                   (Unaudited)

                                                       FOR THE THREE MONTHS ENDED
                                                      ----------------------------

                                                      September 30,  September 30,
                                                          1999            1998
                                                        --------       --------

REVENUES
Oil & Gas                                                $ 1,415        $ 1,275
Real Estate                                                3,056          3,003
                                                         -------        -------
               Total Revenues                              4,471          4,278
COSTS AND EXPENSES
Oil and Gas Production Expenses                              316            541
Real Estate Operating Expenses                             1,720          1,715
Depreciation, depletion and amortization                     699          1,217
General and Administrative                                   483            504
                                                         -------        -------
               Total Costs and Expenses                    3,218          3,977
                                                         -------        -------
               Income from Operations                      1,253            301
OTHER INCOME                                                  53            259
GAIN ON SALES OF MARKETABLE
   SECURITIES (Note 3)                                      --              676
INTEREST EXPENSE                                            (944)          (985)
                                                         -------        -------
   Income before provision
      for income taxes                                       362            251
PROVISION FOR INCOME TAXES                                    62             88
                                                         -------        -------
       Net income                                        $   300        $   163
                                                         =======        =======
BASIC EARNINGS PER SHARE                                 $   .03        $   .02
                                                         =======        =======
DILUTED EARNINGS PER SHARE                               $   .03        $   .02
                                                         =======        =======

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)
                                   (Unaudited)

                                                              FOR THE NINE MONTHS ENDED
                                                          --------------------------------

                                                          September 30,       September 30,
                                                               1999               1998
                                                             --------          --------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $    440          $  2,007
  Adjustments to reconcile net income to net
      cash used in operating activities -
  Depreciation, depletion and amortization                      2,447             3,203
  Deferred income tax provision (benefit)                         101               (93)
     Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net                     9              (112)
  Gain on sales of marketable securities                          (34)           (4,219)
  Foreign currency transactions                                  --                --
  Changes in operating assets and liabilities -
   (Increase) decrease in receivables                           2,134               274
      (Increase) in prepaid expenses and other
      current assets                                             (628)             (581)
             Increase (decrease) in accounts payable,
                             accrued and other liabilities       (437)           (1,706)
                                                             --------          --------
    Net cash provided by (used in)
      operating activities                                   $  4,032          $ (1,227)
                                                             --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net                                    (2,502)           (8,024)
  Purchases of marketable securities                             (638)           (2,907)
  Proceeds from sales and redemptions of  securities              375            13,642
                                                             --------          --------
  Net cash provided by (used in)
      investing activities                                   $ (2,765)         $  2,711
                                                             --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of long term debt                     1,000             9,151
   Principal payment of long term debt                         (3,146)          (11,800)
   Purchase of treasury stock                                  (1,171)             (974)
   Exercise of stock options                                     --                --
   Other                                                         --                (566)
                                                             --------          --------
   Net cash provided by (used in)
      financing activities                                   $ (3,317)         ($ 4,189)
                                                             --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           114              (131)
                                                             --------          --------
   Net increase (decrease) in cash and
      cash equivalents                                         (1,936)           (2,836)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                          4,444             5,534
                                                             --------          --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                             $  2,508          $  2,698
                                                             ========          ========
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
   Cash paid during the period for -
   Interest                                                  $  2,975          $  2,951
   Income taxes                                              $    106          $  1,906

                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 1999 (Unaudited)

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

3.   GAIN ON SALES OF MARKETABLE SECURITIES

     The Company realized gains from the sales of marketable securities of $34,000 and $4,219,000 for the nine months ended September 30, 1999 and 1998, respectively, and $676,000 for the three months ended September 30, 1998. There were no such gains during the quarter ended September 30, 1999

4.   COMPREHENSIVE INCOME

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Reclassification of financial statements for earlier periods is required.

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the nine months ended September 30, 1999 and 1998 is as follows:


                                                      Nine Months Ended September 30,
                                                      -------------------------------

                                                           1999             1998
                                                       -----------       -----------

Net income                                             $   440,000       $ 2,007,000
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments                 114,000          (697,000)
  Unrealized gain on  available-for-sale securities           --           1,250,000
  Less:  Reclassification adjustment for gains
           included in net income, net of income tax
           effect of - and $1,434,000 in
               1999 and 1998, respectively                    --          (2,785,000)
                                                       -----------       -----------
Other comprehensive income (loss)                          114,000        (2,232,000)
                                                       -----------       -----------
Comprehensive income (loss)                            $   554,000       $  (225,000)
                                                       -----------       -----------


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

     The following table sets forth the computation of basic and diluted earnings per share-


                                            Nine Months Ended Sept. 30,      Three  Months Ended Sept. 30,
                                            ---------------------------      -----------------------------
                                                 1999        1998                 1999        1998
                                              ----------   ----------          ----------   ----------

Numerator-
  Net income                                  $  440,000   $2,007,000          $  300,000   $  163,000
                                              ==========   ==========          ==========   ==========
 Denominator-
  Weighted average common shares
               outstanding - Basic             8,903,464    9,331,850           8,848,076    9,264,493
  Incremental shares from assumed
               conversions of stock options         --         82,283                --         83,427
                                              ----------   ----------          ----------   ----------
  Weighted average common shares
               outstanding - Diluted           8,903,464    9,714,133           8,848,076    9,347,920
                                              ==========   ==========          ==========   ==========
Basic earnings per share                      $     0.05   $     0.21          $     0.03   $     0.02
Diluted earnings per share                    $     0.05   $     0.21          $     0.03   $     0.02

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net income for the nine months ended September 30 was $440,000 in 1999 as compared to $2,007,000 in 1998. The 1998 net income included $4,219,000 gain on the sale of marketable securities.

     Without the $4,219,000 gains on the sale of marketable securities, the net income would have been a loss of over $2,000,000 in 1998, compared to a gain of $440,000 in 1999.

     Consolidated revenues for the nine months ended September 30 increased from $12,433,000 in 1998 to $13,103,000 in 1999. Oil and gas revenues in 1999 and
1998 were substantially the same but oil and gas revenues in the third quarter of 1999 increased by 11%. Real estate revenues increased from $8,625,000 in 1998 to $9,285,000 in 1999. This increase is due to higher rents and the operations of the properties acquired in 1998.

     Net cash flow generated from real estate operations went from $1,095,000 in 1998 to $1,640,000 in 1999, an increase of 50%.

     Total costs and expenses for the nine months ended September 30 were reduced from $11,289,000 in 1998 to $10,157,000 in 1999. Oil and gas production expense decreased by $313,000, real estate operating expenses increased by $122,000 due to the addition of more properties, depreciation, depletion and amortization decreased by $873,000, and general and administrative expenses decreased by $68,000.

     Gain on sales of marketable securities was $43,000 in 1999 as compared with $4,219,000 in 1998. The Company realized $4 million less in gains in 1999 than in 1998.

     Interest expense was $2,862,000 in the first nine months of 1999 as compared with $2,974,000 in 1998. This decrease in interest expense is attributable to refinancing first-mortgage indebtness at lower interest rates.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Liquidity and Capital Resources

     At September 30, 1999 the Company had approximately $5.4 million in marketable securities at cost, with a market value of approximately $4.5 million. The current ratio at September 30, 1999 was 1.6 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $4.5 million at September 30, 1999.

     The Company anticipates that cash provided by operating activities and investing activities will be sufficient to meet its capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties presently held by the Company. The level of oil and gas capital expenditures will vary in future periods depending on market conditions, including the price of oil and the demand for natural gas, and other related factors. As the Company has no long-term commitments with respect to its oil and gas capital expenditure plans, the Company has a significant degree of flexibility to adjust the level of its expenditures as circumstances warrant.

     The Company plans to actively continue its exploration and production activities as well as search for the acquisition of oil and gas producing properties and of companies with desirable oil and gas producing properties. There can be no assurance that the Company will in fact locate any such acquisitions.

     During the nine months ended September 30, 1998, the Company acquired two real estate properties from The Trust Company of New Jersey ("TCNJ") at an aggregate purchase price of approximately $4.4 million. These transactions were financed by first-mortgage loans from TCNJ. The Company did not acquire any new real estate properties in 1999. The Company will explore other real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by (used in) operating activities was $4,032,000 in 1999 and $(1,227,000) in 1998. The increase in 1999 was primarily due to less gain on sale of marketable securities.

     Net cash provided by (used in) investing activities was $(2,765,000) in 1999 and $2,711,000 in 1998. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $-0- in 1999 and $4,400,000 in 1998. Proceeds from sales and redemptions of securities and other assets amounted to $375,000 in 1999 and $13,642,000 in 1998. Included in these amounts are redemptions, at par, of preferred stock of TCNJ, aggregating $2,250,000 in 1998.

     Net cash provided by (used in) financing activities was ($3,317,000) in 1999 and ($4,189,000) in 1998. The variation principally relates to refinancings of first-mortgages, the issuance of long-term debt in connection with the purchases of real estate properties during the respective quarters, and principal payments of long-term debt.

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

Forward-Looking Statements

     This Report on Form 10-Q for the nine months and quarter ended September 30, 1999 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION

Item 6 -      Exhibits and Reports on Form 8-K
--------      --------------------------------

              No Form 8-K was filed during the quarter ended September 30, 1999.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WILSHIRE OIL COMPANY OF TEXAS
                                            -----------------------------
                                            (Registrant)

Date:  November  13, 1999                   /s/ S. Wilzig Izak
       ------------------                   ------------------------------
                                        By: S. Wilzig Izak
                                            Chairman of the Board and
                                              Chief Executive Officer
                                            (Duly Authorized Officer and
                                              Chief Financial Officer)