Form 10-K
period 1999-12-31
WILSHIRE OIL CO OF TEXAS
filed 2000-04-13
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)
        [x]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1999
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from _____________ to ______________

                          Commission File Number 1-4673

                          Wilshire Oil Company of Texas
                          -----------------------------
             (exact name of registrant as specified in its charter)

Delaware                                          84-0513668
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization                     Number

921 Bergen Avenue
Jersey City, New Jersey                           07306
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (201)  420-2796

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     (Title of each class)                              On which registered
Common Stock, $1 par value                            New York Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ___x___ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $30,544,760 based upon the closing sale price of the stock, which was $3.895 on March 17, 2000.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 17, 2000 was 8,290,623

                       Documents Incorporated by Reference

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders.

                         WILSHIRE OIL COMPANY OF TEXAS

                           Annual Report on Form 10-K

                                December 31, 1999

                                TABLE OF CONTENTS

                                     PART I

                                                                            Page
                                                                            ----
Item  1.   Business.........................................................   1
Item  1a.  Executive Officers of the Registrant.............................   6
Item  2.   Properties.......................................................   6
Item  3.   Legal Proceedings................................................  14
Item  4.   Submission of Matters to a Vote of Security Holders..............  14

                                     PART II

Item  5.   Market for the Registrant's Common Equity
           And Related Stockholders Matters.................................  14
Item  6.   Selected Financial Data..........................................  15
Item  7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  18
Item  8.   Financial Statements............................................. F-1
Item  9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure..............................  27

                                    PART III

Item  10.  Directors of the Registrant......................................  27
Item  11.  Executive Compensation...........................................  27
Item  12.  Security Ownership of Certain Beneficial Owners and Management...  27
Item  13.  Certain Relationships and Related Transactions...................  27

                                     PART IV

Item  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..  28

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

     This Report on Form 10-K for the year ended December 31, 1999 contains forward-looking statements within the meaning of the Private Securities
Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     As of March 16, 2000, 14 people are employed by the Company. Nine employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

     The Company participated in the drilling of 27 wells (5.4 net) in 1999 compared to 38 (8.1 net) in 1998. The United States program in 1999 consisted of the drilling of three exploration wells (1.5 net), all of which were dry. The Canadian drilling program in 1999 consisted of the drilling of 24 development wells (3.9 net), with all of these wells successfully completed as gas wells. Overall, the Company's drilling program had a success ratio of 89%.

     The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 1999 consolidated oil and gas revenues.

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

     The Company's expenses relating to preserving the environment during 1999 were not significant in relation to operating costs and the Company expects no material changes in 2000. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.


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

     Holdings of marketable securities, at market value, amounted to $5,212,000 at December 31, 1999 and $5,162,000 at December 31, 1998. The Company realized gains from the sales of marketable securities of $24,000 in 1999, $4,932,000 in 1998, and $9,595,000 in 1997.

Real Estate Operations

     The Company's real estate operations are conducted, both in its own name and through several wholly owned subsidiaries, in the states of Arizona, Texas, Florida, Georgia and New Jersey. They are not seasonal in nature.

     The Company's Arizona properties include the following:

               378 unit garden apartment complex
               340 unit garden apartment complex
                70 unit midrise apartment building
            53,000 sq. ft. multi-tenant two story office building
            65,000 sq. ft. retail/medical use complex

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

     During the twelve months ended December 31, 1999, the Company sold eight condominium units in New Jersey for a profit of approximately $701,000.

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

     The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 1999, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

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

Executive Officers of Registrant

Name                        Age          Position with Registrant
----                        ---          ------------------------

S. Wilzig Izak  (a)         41           Chairman of the Board and
                                         Chief Executive Officer


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

     The Company maintains its principal office for the United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet, at a monthly cost of $2,345. The Company also owns a storage yard of approximately five acres, situated near Will Rogers Airport in Oklahoma City.

     The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $1,958 Canadian.

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

     For information regarding costs incurred in 1999, please refer to the "Segment Information" in Note 8 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:


                    United States                          Canada
                   (000's Omitted)                     (000's Omitted)
                   ---------------                     ---------------

              Proved          Proved             Proved           Proved
             Reserves   Developed Reserves      Reserves    Developed Reserves
             --------   ------------------      --------    ------------------
     2000      $2,050         $ 2,050           $2,677              $2,809

     2001       1,738                            3,740              $3,659
                                1,738

     2002       1,499                            4,660               3,732
                                1,499

Remainder     $28,313         $13,402          $71,290             $55,676

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

     The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1997 and 1998 and 1999 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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

     The following table sets forth-summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:


                                                              United States                         Canada
                                                              -------------                         ------
                                                                          Proved                          Proved
                                                           Proved        Developed          Proved       Developed
                                                           ------        ---------          ------       ---------
                                                               (000's Omitted)                 (000's Omitted)

     1999   Oil              (Bbls)                          1,428              446            939              615
            Gas              (Mcf)                           8,791            8,791         36,578           30,419
            Net present value @ 10%                        $19,976           $9,584        $33,029          $26,153

     1998   Oil              (Bbls)                          1,412              430          1,153              755
            Gas              (Mcf)                           6,315            6,315         39,029           32,799
            Net present value @ 10%                        $10,516           $5,891        $28,300          $23,111

     1997   Oil              (Bbls)                          1,405              423          1,194              834
            Gas              (Mcf)                           6,731            6,731         33,629           31,387
            Net present value @ 10%                        $17,921           $8,515        $24,119          $20,341


     The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate, especially when based upon volummetric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

     No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 1999, other than with the Securities and Exchange Commission.

Production Wells

     The following tabulations indicate the number of productive wells (gross and net) as of December 31, 1999:

                         Gas                  Oil             Developed Acreage
                   --------------        -------------        -----------------
                   Gross      Net        Gross     Net       Gross         Net
                   -----      ---        -----     ---       -----         ---

United States       547      67.8        228      69.3      49,968       20,162
Canada              244      59.8         94      10.0     166,620       26,555

Production

     The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).


              Oil and Condensate (Bbls)                   Gas (Mcf)
              -------------------------                   ---------
         United States            Canada           United Sates         Canada
         -------------            ------           ------------         ------

    1999          68,000           46,000            1,048,000           921,000
    1998          88,000           53,000            1,039,000         1,021,000
    1997         101,000           60,000            1,047,000           813,000


    Average sales price per unit of oil or gas produced:


                           Oil                                   Gas
                           ---                                   ---
                   U.S.           Canada              U.S.                Canada
                   ----           ------              ----                ------

    1999        $  16.61          $ 12.49          $   1.82             $   1.70
    1998        $  12.35          $ 10.27          $   1.78             $   1.23
    1997        $  19.10          $ 14.65          $   2.01             $   1.39

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

     There are no agreements with foreign governments.

Average Production Cost Per Equivalent Barrel of Oil in the United States and Canada:

                                1999              1998                    1997
                                ----              ----                    ----

     United States             $6.31             $6.34                     $6.32
     Canada                    $3.20             $2.87                     $2.78

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


Oil and Gas Leases

     The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                             1999                                1998
                             ----                                ----
                      Undeveloped Acres                    Undeveloped Acres
                   ------------------------             ----------------------
                   Gross                Net             Gross              Net
                   -----                ---             -----              ---
United States      18,959             6,962             23,804           8,622
Canada             21,128             3,592             21,128           3,592


     A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

Drilling

     The following table sets forth the results of the Registrant's drilling programs for the years covered:


                     Exploratory Wells                                Development Wells
              -----------------------------------           ----------------------------------------------
              Net Productive              Net Dry           Net Productive                 Net Dry
              --------------          -----------           --------------             -------------------
              U.S.        Canada      U.S.        Canada    U.S.        Canada         U.S.        Canada
              ----        ------      ----        ------    ----        ------         ----        ------

1999          --          --          1.5          --          --          3.9          --          --
1998          --          --          --           --          0.6         6.0          1.5         --
1997          --          --          --           --          0.4         4.9          --          --
1996          --          --          0.1          --          0.9         --           0.1         --
1995          --          --          --           0.3         1.0         --           --          --


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


ITEM 3.  LEGAL PROCEEDINGS

     At December 31, 1999, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 1999.


                                     PART II

ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

        Quarter 1          Quarter 2          Quarter 3          Quarter 4
        High  -   Low      High  -  Low       High   -  Low      High   -   Low
        -------------      ------------       -------------      --------------

1999   41/2 - 3 -15/16   4-9/16 - 3-13/16   5-3/16 - 3-13/16    4-3/8  -  3-5/16
1998   6    - 5 - 7/16   6-1/8  - 5-3/4     6-5/16 - 5          5-3/8  -  4-1/16

     As of March 15, 2000 there were 8,354 common shareholders of record.

     The Company declared a 3% stock dividend on December 22, 1997. This stock dividend had a record date of January 16, 1998 and was paid on February 20, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

            (Not covered by Report of Independent Public Accountants)

               (In thousands of dollars except per share amounts)

                                  For the Year Ended December 31
                       -----------------------------------------------------
                         1999       1998        1997       1996       1995
                       --------   --------    --------   --------   --------
Oil/Gas Revenues       $  5,238   $  4,759    $  5,917   $  5,720   $  5,672
Real Estate Revenues   $ 12,484   $ 11,546    $  9,730   $  9,296   $  8,600
                       --------   --------    --------   --------   --------
Total Revenues         $ 17,722   $ 16,305    $ 15,647   $ 15,016   $ 14,272
                       --------   --------    --------   --------   --------

Gross Profit
   Oil/Gas  (a)        $  1,722   $   (927)   $  1,316   $  1,575   $    747
                       --------   --------    --------   --------   --------

Gross Profit
   Real Estate (b)     $  3,684   $  2,684    $  2,420   $  2,600   $  2,712
                       --------   --------    --------   --------   --------

Total Gross
   Profit              $  5,406   $  1,757    $  3,736   $  4,175   $  3,459
                       --------   --------    --------   --------   --------

Net Income             $    614   $  1,007    $  5,536   $  4,709   $  4,300
                       --------   --------    --------   --------   --------

Net income
per share of
common stock(C)        $   0.07   $   0.11    $   0.58   $   0.49   $   0.44
                       --------   --------    --------   --------   --------

Total assets at
year-end               $ 90,527   $ 94,601    $102,029   $ 98,378   $104,186
                       --------   --------    --------   --------   --------

Long-term
obligations            $ 46,935   $ 47,764    $ 51,587   $ 46,299   $ 47,298
                       --------   --------    --------   --------   --------

Cash dividends
per share              $   --     $   --             $   $   0.10   $   0.07
                       --------   --------    --------   --------   --------


a) Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b) Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

c)   Restated to give effect to stock dividends.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                                (In thousands $ except per share amounts)

                                                 1999
                                                 ----
                       1st      2nd       3rd        4th        Year
                       --------------------------    ---------------
Oil/Gas Revenues       $ 1,209   $ 1,194   $ 1,415   $ 1,420   $ 5,238
Real Estate Revenues   $ 3,054   $ 3,175   $ 3,056   $ 3,199   $12,484
                       -------   -------   -------   -------   -------
Total Revenues         $ 4,263   $ 4,369   $ 4,471   $ 4,619   $17,722
                       -------   -------   -------   -------   -------
Gross Profit
   Oil/Gas (a)         $   307   $   203   $ 1,065   $   147   $ 1,722
Gross Profit
  Real Estate (b)          910   $   980   $   671   $ 1,123   $ 3,684
                       -------   -------   -------   -------   -------
Total Gross Profit     $ 1,217   $ 1,183   $ 1,736   $ 1,270   $ 5,406
                       -------   -------   -------   -------   -------

Net Income             $    53   $    87   $   300   $   174   $   614
                       -------   -------   -------   -------   -------
Net Income
    Per Share          $  0.01   $  0.01   $  0.03   $  0.02   $  0.07
                       -------   -------   -------   -------   -------
Cash Dividends
    Per Share          $  --     $  --     $  --     $  --     $  --
                       -------   -------   -------   -------   -------




a - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                                (In thousands $ except per share amounts)

                                                   1998
                                                   ----

                             1st      2nd       3rd      4th         Year
                             --------------------------  ----------------
Oil/Gas Revenues             $ 1,326  $ 1,207   $ 1,275  $   951    $  4,759
Real Estate Revenues         $ 2,727  $ 2,895   $ 3,003  $ 2,921    $ 11,546
                             -------  -------   -------  --------   --------
Total Revenues               $ 4,053  $ 4,102   $ 4,278  $ 3,872    $ 16,305
                             -------  -------   -------  --------   --------

Gross Profit
   Oil/Gas (a)               $   233  $  (106)  $   (88) $  (966)   $   (927)
Gross Profit
  Real Estate (b)            $   768   $  702   $   893  $   321    $  2,684
                             -------  -------   -------  --------   --------
Total Gross Profit           $ 1,001    $ 596   $   805  $  (645)   $  1,757
                             -------  -------   -------  --------   --------

Net Income                   $   780  $ 1,064   $   163  $(1,000)   $  1,007
                             -------  -------   -------  --------   --------
Net Income
    Per Share                $  0.08   $ 0.11   $  0.02  $ (0.10)   $   0.11
                             -------  -------   -------  --------   --------
Cash Dividends
    Per Share                $     0    $   0   $     0  $     0    $      0
                             -------  -------   -------  --------   --------

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

General - Oil and Gas

     The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 1999, the average price of oil that the Company received was $14.95 compared to $11.57 for 1998, a price increase of 29%. Average gas prices received by the Company in 1999 were 17% higher than 1998 average gas prices. The average price of gas for 1999 was $1.77 compared to $1.51 for 1998.

     The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                                   Fiscal Year Ended December 31
                                                   -----------------------------
Crude Oil and Natural Gas Production:               1999        1998        1997
                                                    ----        ----        ----
  Oil  (Bbls) . . . . . . . . . . . . . . . .    114,000     141,000     161,000
  Gas (Mcf) . . . . . . . . . . . . . . . . .  1,970,000   2,060,000   1,860,000
Average sales prices:
    Oil  (per Bbl)  . . . . . . . . . . . . .     $14.95     $ 11.57     $ 17.42
    Gas (per Mfc) . . . . . . . . . . . . . .      $1.77      $ 1.51      $ 1.74
Average production costs per BOE:                  $4.90      $ 4.75      $ 4.85

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


Results of Operations

Year ended December 31, 1999 ("1999") Compared with Year Ended December 31, 1998("1998")

     Net income for the year ended December 31 was $614,000 in 1999 as compared to $1,007,000 in 1998.

     Operating income in 1999 was $3,760,000 compared to $133,000 in 1998, an increase of $3,627,000. This increase in operating income is due to higher energy prices in 1999, increased profit in the real estate division due to higher rents and control of costs in both sectors.

     Oil and gas revenues increased from $4,759,000 in 1998 to $5,238,000 in 1999. This increase was attributable to a sharp increase in the price of crude oil in 1999. Average crude oil prices in 1999 were approximately 29% higher in 1999 than 1998.

     Real estate revenues increased from $11,546,000 in 1998 to $12,484,000 in 1999. This increase was principally due to higher rents.

     Oil and gas production expense was lower in 1999 than 1998. Oil and gas production expense amounted to $2,003,000 in 1999 and $2,297,000 in 1998.

     Depreciation, depletion and amortization of oil and gas assets amounted to $1,513,000 in 1999 compared to $2,367,000 in 1998. This decrease in depletion expense resulted from an increase in value of the Companys reserves due to higher oil and gas prices. Also, the Company additionally provided a depreciation, depletion and amortization ceiling charge of $1,022,000 in 1998 to reflect the substantial declines in the price of crude oil. Real estate depreciation was $2,073,000 in 1999 compared to $1,729,000 in 1998.

     General and administrative expense was comparable in 1999 and 1998. General and administrative expense amounted to $1,646,000 in 1999 compared to $1,601,000 in 1998.

     The Company realized approximately $4.9 million less in securities gains in 1999 than in 1998. The Company realized gains on sales of marketable securities of $24,000 in 1999 compared to $4,932,000 in 1998.

     Interest expense increased from $3,937,000 in 1998 to $3,944,000 in 1999. This increase is attributable to higher interest rates in 1999.

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

Recent Accounting Pronouncements

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Both SFAS No. 130 and SFAS No. 131 have been adopted in the Company's 1999 financial statements.

Liquidity and Capital Resources

     At  December  31,  1999 the  Company  had  approximately  $5.7  million  in marketable securities at cost, with a market value of approximately $5.2 million. The current ratio at December 31, 1999 was 1.3 to 1 on a market basis, which management considers adequate for the Company's current business. The Company's working capital was approximately $2.7 million at December 31, 1999.

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

     During the year ended December 31, 1999, the Company did not acquire any real estate property.. The Company will continue to explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

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

     Net cash provided by (used in) operating activities was $5,225,000, $(3,139,000) and $(268,000) in 1999, 1998 and 1997, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

     Net cash provided by (used in) investing activities was $(2,821,000), $5,100,000 and $133,000 in 1999, 1998 and 1997, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $5,700,000 in 1998 and $9,300,000 in 1997. Proceeds from sales and redemptions of securities amounted to $602,000 in 1999, $18,186,000 in 1998 and $15,078,000 in 1997.
Additionally, purchases of marketable securities amounted to $1,338,000 in 1999, $2,813,000 in 1998, and $2,428,000 in 1997. Proceeds form sales of real estate properties amounted to $1,602,000 in 1999.

     Net cash provided by (used in) financing activities was $(5,094,000), $(2,100,000) and $4,483,000 in 1999, 1998 and 1997, respectively. The variations principally relate to the issuance, refinance, and repayments of long-term debt. See Footnote No. (4) to the consolidated financial statements for a schedule of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Forward-Looking Statements

     This Report on Form 10-K for the year ended December 31, 1999 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

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

       Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)


                                                            Crude Oil, Condensate and Natural Gas Liquids
                                                            ---------------------------------------------
                                                                           (Barrels)
                                                                           ---------
                                                                  United States                     Canada
                                                                  -------------                     ------

                                                             1999      1998      1997      1999      1998      1997
                                                            ------    ------    ------    ------    ------    ------
Proved Reserves-Beginning of Year                            1,412     1,405     1,545     1,153     1,194     1,201
Revisions of previous estimates                                 84      (168)
                                                                                    60       (52)       12       (24)
Sale of minerals in place
                                                               -0-       -0-       -0-       -0-       -0-       -0-
Extensions and discoveries                                                                                       -0-
                                                                          35        13       -0-       -0-        77
Production                                                     (68)      (88)     (101)      (46)      (53)      (60)
                                                            ------    ------    ------    ------    ------    ------

Proved Reserves-End of Year                                  1,428     1,412     1,405       939     1,153     1,194
                                                            ------    ------    ------    ------    ------    ------
Proved Developed Reserves-                                     430       423       607       755       834       867
                                                            ------    ------    ------    ------    ------    ------
       Beginning of Year

       End of Year                                             447       430       423       615       755       834
                                                            ======    ======    ======    ======    ======    ======


                                                                          Natural Gas
                                                                          -----------
                                                                             (MCF)
                                                                             -----

                                                                     United States                      Canada
                                                                     -------------                      ------

                                                              1999       1998       1997       1999       1998       1997
                                                             ------     ------     ------     ------     ------     ------

Proved Reserves-Beginning of Year                             6,315      6,731      6,798     39,029     33,629     26,000
Revisions of previous                                        (1,530)    (6,037)    (1,968)
estimates                                                     3,524        610        856
Sale of minerals in place
                                                                -0-        -0-        -0-        -0-        -0-        -0-
Extensions and                                                   --     12,458     10,410
discoveries                                                                                      -0-         13        124
Production                                                   (1,048)    (1,039)    (1,047)      (921)    (1,021)      (813)
                                                            -------    -------    -------    -------    -------    -------

Proved Reserves-End of Year                                   8,791      6,315      6,731     36,578     39,029     33,629
                                                            -------    -------    -------    -------    -------    -------
Proved Developed Reserves-
    Beginning of Year                                         6,315      6,731      6,798     32,799     31,378     25,364
                                                            -------    -------    -------    -------    -------    -------

    End of Year                                               8,791      6,315      6,731     30,419     32,799     31,387
                                                            =======    =======    =======    =======    =======    =======

            Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)

                                    United States            Canada
                                    -------------            ------
                                  1999       1998       1999       1998
                                --------   --------   --------   --------

Future cash flows               $ 48,707   $ 25,587   $104,691   $ 86,948
                                --------   --------   --------   --------
Future costs:
   Production                     13,504     10,100     20,123     19,056
   Development, dismantlement
   & abandonment                   1,603      1,603      2,201      2,073
                                --------   --------   --------   --------

Total Future Costs                15,107   $ 11,703   $ 22,324   $ 21,129
                                --------   --------   --------   --------

Future net inflows-Before
     income tax                   33,600   $ 16,884   $ 82,367   $ 65,819
Future income taxes                8,940   $  4,282     35,624   $ 22,352
                                --------   --------   --------   --------

Future net cash flows             24,660   $ 12,602   $ 46,743   $ 43,467
10% Discount factor                9,895      4,753     27,999     24,777
                                --------   --------   --------   --------
Standardized measure of
     discounted future net
         cash flows             $ 14,765   $  7,849   $ 18,744   $ 18,690
                                --------   --------   --------   --------


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

     "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 1999, 1998 and 1997 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                         1999        1998        1997
                                       --------    --------    --------
Standardized Measure -                 $ 26,539    $ 29,224    $ 31,405
     Beginning of Year
Sales and transfers - Net
     of Production Costs                 (3,018)     (2,785)     (3,643)
Extensions and discoveries                   --       6,116       4,421
Net change in sales price                16,513      (3,917)     (4,554)
Revision of quantity estimates           (1,879)     (2,831)     (1,184)
Proceeds from sales of
       Minerals in Place                    -0-         -0-         -0-
Accretion of discount                     3,186       2,730       2,984
Net change in income taxes               (7,723)       (357)      1,639
Change in production rates-
     Other                                 (109)     (1,641)     (1,844)
                                       --------    --------    --------
Standardized measure -
     End of year                       $ 33,509    $ 26,539    $ 29,224
                                       --------    --------    --------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS OF THE REGISTRANT

     Information   required  under  this  Item  with  respect  to  Directors  is incorporated by reference from the Company's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders.

     Information regarding executive officers is found in Part I, Item 1 (a)

ITEM 11.   EXECUTIVE COMPENSATION

     Information  required under this Item is incorporated by reference from the
Company's   Definitive   Proxy   Statement  for  the  2000  Annual   Meeting  of
Shareholders.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

     Information  required under this Item is incorporated by reference from the
Company's   Definitive   Proxy   Statement  for  the  2000  Annual   Meeting  of
Shareholders.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  required under this Item is incorporated by reference from the
Company's   Definitive   Proxy   Statement  for  the  2000  Annual   Meeting  of
Shareholders.

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


     4.1 Stockholder Protection Rights Agreement, dated as of June 21, 1996, between Wilshire Oil Company of Texas and Continental Stock Transfer &Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated June 21, 1996).

     4.2 Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between a subsidiary of Wilshire Oil Company of Texas and Criimi Mae, Inc. dated October 28, 1998. (Incorporated by reference to Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

     4.3 Multifamily Promissory Note given by a subsidiary of Wilshire Oil Company Of Texas to Criimi Mae, Inc. dated October 28, 1997. (Incorporated by reference to Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).


     4.4 Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing between a subsidiary of Wilshire Oil Company of Texas and Criimi Mae, Inc. dated October 28, 1998. (Incorporated by reference to Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

     4.5 Multifamily Promissory Note given by a subsidiary of Wilshire Oil Company Of Texas to Criimi Mae, Inc. dated October 28, 1997. . (Incorporated by reference to Item 14 of the Registrant's Annual
          Report on Form 10-K for the year ended December 31, 1998). . 10.1 General Assignments and Assignments of Leases dated March 31, 1992 with respect to the purchase of income producing real estate properties (Incorporated by reference to Exhibit 1 and 2 of Form 8 dated December 9, 1992, filed with the Commission).

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

     11.  Computation of Earnings Per Share

     21.  List of significant subsidiaries of the Registrant

     23.  Consent of Arthur Andersen LLP

     27.  Financial Data Schedule


14(b) Reports on Form 8

          There were no Form 8-K filings by the Company during the fourth quarter of 1999.

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


                                                   WILSHIRE OIL COMPANY OF TEXAS
                                                   -----------------------------
                                                           (Registrant)


                           Directors:

                                    By:
                                       /s/S. Wilzig Izak
                                       ---------------------------------
                                       S. Wilzig Izak , Director
                                    By:

                                       /s/William Schwartz, M.D.
                                       ---------------------------------
                                       William Schwartz, M.D., Director
                                    By:

                                       /s/Milton Donnenberg
                                       ---------------------------------
                                       Milton Donnenberg, Director
                                    By:

                                       /s/Ernest Wachtel
                                       ---------------------------------
                                       Ernest Wachtel, Director
                           Officers:

                                    By:

                                       /s/S. Wilzig Izak
                                       ---------------------------------
                                       S. Wilzig Izak
                                       Chairman of the Board and Chief
                                       Executive Officer
                                       (Duly Authorized Officer and
                                       Chief Financial Officer)

Date:             April 12, 2000