Form 10-K/A
period 1999-12-31
WILSHIRE OIL CO OF TEXAS
filed 2000-04-27
CIK 107454

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

       Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)


                                                            Crude Oil, Condensate and Natural Gas Liquids
                                                            ---------------------------------------------
                                                                           (Barrels)
                                                                           ---------
                                                                  United States                     Canada
                                                            --------------------------    --------------------------

                                                             1999      1998      1997      1999      1998      1997
                                                            ------    ------    ------    ------    ------    ------
Proved Reserves-Beginning of Year                            1,412     1,405     1,545     1,153     1,194     1,201
Revisions of previous estimates                                 84      (168)
                                                                                    60       (52)       12       (24)
Sale of minerals in place
                                                               -0-       -0-       -0-       -0-       -0-       -0-
Extensions and discoveries                                                                                       -0-
                                                                          35        13       -0-       -0-        77
Production                                                     (68)      (88)     (101)      (46)      (53)      (60)
                                                            ------    ------    ------    ------    ------    ------

Proved Reserves-End of Year                                  1,428     1,412     1,405       939     1,153     1,194
                                                            ------    ------    ------    ------    ------    ------
Proved Developed Reserves-                                     430       423       607       755       834       867
                                                            ------    ------    ------    ------    ------    ------
       Beginning of Year

       End of Year                                             447       430       423       615       755       834
                                                            ======    ======    ======    ======    ======    ======


                                                                          Natural Gas
                                                                          -----------
                                                                             (MCF)
                                                                             -----

                                                                     United States                      Canada
                                                             ----------------------------     ----------------------------

                                                              1999       1998       1997       1999       1998       1997
                                                             ------     ------     ------     ------     ------     ------

Proved Reserves-Beginning of Year                             6,315      6,731      6,798     39,029     33,629     26,000
Revisions of previous                                        (1,530)    (6,037)    (1,968)
estimates                                                     3,524        610        856
Sale of minerals in place
                                                                -0-        -0-        -0-        -0-        -0-        -0-
Extensions and                                                   --     12,458     10,410
discoveries                                                                                      -0-         13        124
Production                                                   (1,048)    (1,039)    (1,047)      (921)    (1,021)      (813)
                                                            -------    -------    -------    -------    -------    -------

Proved Reserves-End of Year                                   8,791      6,315      6,731     36,578     39,029     33,629
                                                            -------    -------    -------    -------    -------    -------
Proved Developed Reserves-
    Beginning of Year                                         6,315      6,731      6,798     32,799     31,378     25,364
                                                            -------    -------    -------    -------    -------    -------

    End of Year                                               8,791      6,315      6,731     30,419     32,799     31,387
                                                            =======    =======    =======    =======    =======    =======

            Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)

                                    United States            Canada
                                -------------------   -------------------
                                  1999       1998       1999       1998
                                --------   --------   --------   --------

Future cash flows               $ 48,707   $ 25,587   $104,691   $ 86,948
                                --------   --------   --------   --------
Future costs:
   Production                     13,504     10,100     20,123     19,056
   Development, dismantlement
   & abandonment                   1,603      1,603      2,201      2,073
                                --------   --------   --------   --------

Total Future Costs                15,107   $ 11,703   $ 22,324   $ 21,129
                                --------   --------   --------   --------

Future net inflows-Before
     income tax                   33,600   $ 16,884   $ 82,367   $ 65,819
Future income taxes                8,940   $  4,282     35,624   $ 22,352
                                --------   --------   --------   --------

Future net cash flows             24,660   $ 12,602   $ 46,743   $ 43,467
10% Discount factor                9,895      4,753     27,999     24,777
                                --------   --------   --------   --------
Standardized measure of
     discounted future net
         cash flows             $ 14,765   $  7,849   $ 18,744   $ 18,690
                                --------   --------   --------   --------


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