Form 10-Q
period 2000-03-31
WILSHIRE OIL CO OF TEXAS
filed 2000-05-15
CIK 107454

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

                        For quarter ended March 31, 2000

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


                     Common Stock $1 Par Value -- 8,271,523


==============================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                       Page No.
                                                                      ----------
PART I.  FINANCIAL INFORMATION

         Financial Information:

           Financial Information:
           Condensed Consolidated Balance Sheets --
             March 31, 2000 (Unaudited) and December 31, 1999 .........        1

           Unaudited Condensed Consolidated Statements of Income --
             (Unaudited) Three months ended March 31, 2000 and 1999 ...        2

           Unaudited Condensed Consolidated Statement of Cash Flows --
             (Unaudited) Three months ended March 31, 2000 and 1999 ...        3

           Notes to Unaudited Condensed Consolidated
             Financial Statements ..................................... 4, 5 & 6

           Management's Discussion and Analysis
             of Financial Condition and Results of Operations .........7, 8, & 9

PART II.   OTHER INFORMATION ..........................................       10

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)


                                                         March 31,
                                                            2000    December 31,
ASSETS                                                  (Unaudited)      1999
------                                                   ---------    ----------
CURRENT ASSETS
  Cash and cash equivalents ..........................   $   1,677    $   1,887
  Accounts receivable ................................       1,889        1,698
  Marketable securities, stated at market value ......       5,048        5,211
  Prepaid expenses and other current assets ..........         916        1,550
                                                         ---------    ---------
            Total current assets .....................       9,530       10,346
                                                         ---------    ---------

PROPERTY AND EQUIPMENT
   Oil and gas properties, using the
           full cost method of accounting ............     136,591      136,540
   Real estate properties ............................      60,085       59,602
   Other property and equipment ......................         352          392
                                                         ---------    ---------
                                                           197,028      196,534
     Less - Accumulated depreciation,
                depletion and amortization ...........     117,238      116,353
                                                         ---------    ---------
                                                            79,790       80,181
                                                         ---------    ---------
                                                         $  89,320    $  90,527
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ..................   $   4,591    $   4,682
  Accounts payable ...................................       1,287        2,023
  Accrued and other liabilities ......................         928          985
                                                         ---------    ---------
                 Total current liabilities ...........       6,806        7,690
                                                         ---------    ---------

LONG - TERM DEBT, less current portion ...............      47,505       46,935
                                                         ---------    ---------

DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES ...........................      11,819       11,934
                                                         ---------    ---------

SHAREHOLDERS' EQUITY
   Common stock, $1 par value,
      15,000,000 shares authorized;
      10,013,544 shares issued .......................      10,014       10,014
   Capital in excess of par value ....................       8,429        9,029
    Retained earnings ................................      16,020       15,888
                                                         ---------    ---------
                                                            34,463       34,931
       Less --
           Treasury stock, 1,742,021 and 1,486,923
               shares at March 31, 2000 and 1999,
               Respectively, at cost .................      (8,481)      (7,748)
            Accumulated other comprehensive loss .....      (2,792)      (3,215)
                                                         ---------    ---------
                                                            23,190       23,968
                                                         ---------    ---------
                                                         $  89,320    $  90,527
                                                         =========    =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONDOLIDATED STATEMENTS OF INCOME
                     (000's Omitted, Except Per Share Data)


                                                          FOR THE THREE MONTHS
                                                                 ENDED
                                                         -----------------------
                                                         March 31,     March 31,
                                                            2000         1999
                                                          -------      --------
REVENUES
Oil & Gas ..........................................      $ 1,345      $ 1,209
Real Estate ........................................        3,225        3,054
                                                          -------      -------
               Total Revenues ......................        4,570        4,263

COSTS AND EXPENSES
Oil and Gas Production Expenses ....................          536          531
Real Estate Operating Expenses .....................        1,765        1,714
Depreciation, depletion and amortization ...........          910          801
General and Administrative .........................          336          364
                                                          -------      -------
                   Total Costs and Expenses ........        3,547        3,410
                                                          -------      -------
                    Income from Operations .........        1,023          853

OTHER INCOME .......................................          146          182

GAIN ON SALES OF MARKETABLE
   SECURITIES ......................................         --             34
INTEREST EXPENSE ...................................       (1,024)        (988)
                                                          -------      -------
   Income before provision for income taxes ........          145           81
PROVISION FOR INCOME TAXES .........................           13           28
                                                          -------      -------
                       Net income ..................      $   132      $    53
                                                          -------      -------
BASIC AND DILUTED EARNINGS PER  SHARE ..............      $  0.02      $  0.01
                                                          =======      =======


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)


                                                           For The Three Months
                                                                  Ended
                                                           ---------------------
                                                           March 31,   March 31,
                                                              2000       1999
                                                            -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ............................................  $   132    $    53
    Adjustments to reconcile net income to net
        cash used in operating activities -
    Depreciation, depletion and amortization .............      910        801
    Deferred income tax provision ........................      159        571
    Amortization (adjustment) of deferred and
        unearned compensation in connection
        with non-qualified stock option plan, net ........     --          236
     Gain on sales of marketable securities ..............     --          (34)
     Changes in operating assets and liabilities -
           (Increase) decrease in receivables ............     (191)       772
           (Increase) decrease in prepaid expenses and
             Other current assets ........................      410       (216)
            Decrease in accounts payable,
               Accrued and other liabilities .............     (793)      (187)
                                                            -------    -------
      Net cash provided by operating activities ..........      627    $ 1,996

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net .............................     (494)      (813)
   Purchases of marketable securities ....................     (146)      (436)
   Proceeds from sales and redemptions of securities .....     --          124
                                                            -------    -------
       Net cash used in investing activities .............  $  (640)   $(1,125)
                                                            -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long term debt ............      750          0
     Principal payment of long term debt .................     (271)       (62)
     Purchase of treasury stock ..........................     (733)    (1,002)
Other ....................................................        7         47
                                                            -------    -------
     Net cash used in financing activities ...............     (247)   $(1,017)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................       50       (137)
                                                            -------    -------
     Net decrease in cash and cash equivalents ...........     (210)      (283)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...................................    1,887      4,444
                                                            -------    -------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD ........................................  $ 1,677    $ 4,161
                                                            -------    -------
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
    Cash paid during the period for -
     Interest ............................................  $ 1,116    $   964
     Income taxes ........................................  $   131    $    60

                           WILSHIRE OIL COMPANY OF TEXAS

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           MARCH 31, 2000 (Unaudited)

1.   FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the full year.


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


3.   SEGMENT INFORMATION

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

     REAL ESTATE

     The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consists of apartment complexes as well as commercial and retail properties.

     CORPORATE

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

     The following segment data is presented based on the Company's internal management reporting system-

                                                         For the three months
                                                           ended March 31
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    ------------
Revenues
   Oil and gas--United States ....................   $   763,000    $   786,000
                                                     -----------    -----------
   Oil and gas--Canada ...........................       582,000        428,000
                                                     -----------    -----------
   Real estate ...................................     3,225,000      3,054,000
                                                     -----------    -----------
                                                     $ 4,570,000    $ 4,263,000
                                                     -----------    -----------
Income (loss) from operations and reconciliation
to Income before provision for income taxes
    Oil and gas--united States (a) ...............   $  (208,000)   $  (247,000)
    Oil and gas--Canada (a) ......................       268,000        249,000
    Real estate (a) ..............................       985,000        905,000
    Corporate (a) ................................       (22,000)       (54,000)
                                                     -----------    -----------
        Income from Operations ...................     1,023,000        853,000
Other Income .....................................       146,000        182,000
  Gain on Sale of marketable securities ..........          --           34,000
   Interest expenses .............................    (1,024,000)      (988,000)
                                                     -----------    -----------
       Income before provision for income taxes...   $   145,000    $    81,000
                                                     -----------    -----------
Identifiable assets --
    Oil and gas--United States ...................   $15,274,000    $17,185,000
    Oil and gas--Canada ..........................    13,960,000     12,546,000
    Real estate ..................................    40,685,000     33,942,000
    Corporate ....................................    19,401,000     26,854,000
                                                     -----------    -----------
                                                     $89,320,000    $90,527,000
                                                     ===========    ===========

----------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

4. COMPREHENSIVE INCOME

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the three months ended March 31, 2000 and 1999 is as follows:

                                                           2000         1999
                                                         ---------    ---------
Net income ...........................................   $ 132,000    $  53,000
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments ...........    (260,000)    (137,000)
  Change in unrealized loss on marketable securities .    (163,000)        --
                                                         ---------    ---------
Other comprehensive income (loss) ....................    (423,000)    (137,000)
                                                         ---------    ---------
Comprehensive income (loss) ..........................   $ 291,000    $ (84,000)
                                                         ---------    ---------


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

     The following table sets forth the computation of basic and diluted earnings per share-

                                                          Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2000             1999
                                                     ----------       ----------
Numerator --
   Net income ................................       $  132,000       $   53,000
                                                     ==========       ==========
Denominator --
   Weighted average common shares
     outstanding -- Basic ....................        8,371,041        8,969,464
   Incremental shares from assumed
     conversions of stock options ............             --               --
                                                     ----------       ----------
   Weighted average common shares
     outstanding -- Diluted ..................        8,371,041        8,969,464
                                                     ==========       ==========

Basic earnings per share .....................       $     0.02       $     0.01
Diluted earnings per share ...................       $     0.02       $     0.01

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the quarter ended March 31 was $132.000 in 2000 as compared to $53,000 in 1999.

     Consolidated revenues for the quarter ended March 31 increased from $4,263,000 in 1999 to $4,570,000 in 2000. Oil and gas revenues increased by $136,000 due to increases in the price of crude oil. Real estate revenues increased from $3,054,000 in 1999 to $3,225,000 in 2000. This increase is due to higher rents.

     Total costs and expenses for the quarter ended March 31 increased slightly, amounting to $3,547,000 in 2000 compared with $3,410,000 in 1999. Oil and gas production expenses increased $5,000, real estate operating expenses increased by $51,000, depreciation, depletion and amortization increased by $109,000, and general and administrative expenses decreased by $28,000. The increase in real estate operating expenses is attributable to the properties acquired in 1998.

     The Company realized gains on sales of marketable securities of $34,000 in 1999, there were no gains in 2000.

     Interest expense increased from $988,000 in 1999 to $1,024,000 in 2000. This increase is attributable to higher interest rates on variable debt in 2000.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000 the Company had approximately $5 million in marketable securities at market value. The current ratio at March 31, 2000 was 1.4 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $2.7 million at March 31, 2000.

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

     Net cash provided by operating activities was $627,000 in 2000 and $1,996,000 in 1999. The decrease in 2000 was primarily due to changes in operating assets and liabilities.

     Net cash used in investing activities was $(640,000) in 2000 and $(1,125,000) in 1999. The variations principally relate to property, equipment additions and transactions in securities. Proceeds from sales and redemptions of securities amounted to $124,000 in 1999. There were no sales in 2000.

     Net cash used in financing activities was $(247,000) in 2000 and $(1,017,000) in 1999. The variation principally relates to the issuance of long-term debt in connection with real estate properties during the respective quarters as well as principal payments of long-term debt. In addition, the Company acquired approximately $733,000 of treasury stock in 2000.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FOWARD-LOOKING STATEMENTS

     This Report on Form 10-Q for the quarter ended March 31, 2000 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                          PART II -- OTHER INFORMATION


ITEM 1, 2, 3, 4, 5 -- NOT APPLICABLE

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

No Form 8-K was filed during the quarter ended March 31, 2000.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WILSHIRE OIL COMPANY OF TEXAS
                                       (Registrant)


Date:  May 12, 2000                 By: /s/ S. WILZIG IZAK
                                        ----------------------------------
                                            S. Wilzig Izak
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Duly Authorized Officer and Chief
                                            Financial Officer)