Form 10-K/A
period 1999-12-31
WILSHIRE OIL CO OF TEXAS
filed 2000-06-26
CIK 107454

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

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1999 AND 1998
TOGETHER WITH AUDITORS' REPORT

INDEX

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS:

  Consolidated Balance Sheets as of December 31, 1999
    and 1998 ............................................................... F-2

  Consolidated Statements of Income for the Years
    Ended December 31, 1999, 1998 and 1997 ................................. F-3

  Consolidated Statements of Shareholders' Equity
   for the Years Ended December 31, 1999, 1998 and 1997 .................... F-4

  Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1999, 1998 and 1997 ................................. F-5

NOTES TO FINANCIAL STATEMENTS .............................................. F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 30, 2000


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998


                    ASSETS                                      1999            1998
                                                            ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ..............................  $  1,887,000     $  4,444,000
  Marketable securities, available for sale,
    at fair value (Notes 2 and 3) ........................     5,211,000        5,162,000
  Accounts receivable (Note 2) ...........................     1,188,000        2,515,000
  Income taxes receivable (Note 5) .......................       510,000          746,000
  Deferred income taxes (Notes 2 and 5) ..................       224,000
  Prepaid expenses and other current assets ..............     1,326,000        1,359,000
                                                            ------------     ------------
                    Total current assets .................    10,346,000       14,226,000
                                                            ------------     ------------


PROPERTY AND EQUIPMENT (Notes 2, 3, 7 and 8):
  Oil and gas properties, using the full cost
    method of accounting .................................   136,540,000      133,804,000
  Real estate properties .................................    59,602,000       58,773,000
  Other property and equipment ...........................       392,000          446,000
                                                             196,534,000      193,023,000
                                                            ------------     ------------
  Less--Accumulated depreciation, depletion and
    amortization .........................................   116,353,000      112,648,000
                                                            ------------     ------------
                                                              80,181,000       80,375,000
                                                            ------------     ------------
                                                            $ 90,527,000     $ 94,601,000
                                                            ============     ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of longterm debt (Note 3) ..............  $  4,682,000     $  6,502,000
  Accounts payable .......................................     2,023,000        1,782,000
  Accrued liabilities (Note 6) ...........................       985,000          928,000
                                                            ------------     ------------
    Total current liabilities ............................     7,690,000        9,212,000
                                                            ------------     ------------
LONGTERM DEBT, less current portion (Note 3) .............    46,935,000       47,764,000
                                                            ------------     ------------
DEFERRED INCOME TAXES (Notes 2 and 5) ....................    11,934,000       11,891,000
                                                            ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 6)


SHAREHOLDERS' EQUITY (Notes 2 and 6):
  Preferred stock, $1 par value, 1,000,000
    shares authorized; none issued and
    outstanding in 1999 and 1998                                  --                --
  Common stock, $1 par value, 15,000,000
    shares authorized; issued 10,013,544
    shares in 1999 and 1998 ..............................    10,014,000       10,014,000
  Capital in excess of par value .........................     9,029,000        9,146,000
  Treasury stock, 1,486,923 and 878,348
    shares in 1999 and 1998, respectively,
    at cost ..............................................    (7,748,000)      (5,303,000)
  Retained earnings ......................................    15,888,000       15,274,000
  Accumulated other comprehensive loss ...................    (3,215,000)      (3,397,000)
                                                            ------------     ------------
                                                              23,968,000       25,734,000
                                                            ------------     ------------
                                                            $ 90,527,000     $ 94,601,000
                                                            ============     ============


The accompanying notes to consolidated financial statements are an integral part of these balance sheets.



WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
DECEMBER 31, 1999, 1998 AND 1997

                                                     1999            1998           1997
                                                ------------    ------------    ------------
REVENUES (Notes 2, 7 and 8):
  Oil and gas ...............................   $  5,238,000    $  4,759,000    $  5,917,000
  Real estate ...............................     12,484,000      11,546,000       9,730,000
                                                ------------    ------------    ------------
    Total revenues ..........................     17,722,000      16,305,000      15,647,000
                                                ------------    ------------    ------------
COSTS AND EXPENSES (Notes 4, 7 and 8):
  Oil and gas production expenses ...........      2,003,000       2,297,000       2,274,000
  Real estate operating expenses ............      6,727,000       7,133,000       5,906,000
  Depreciation and amortization .............      2,073,000       1,752,000       1,435,000
  Depreciation, depletion and amortization of
    oil and gas properties ..................      1,513,000       2,367,000       2,327,000
  Depreciation, depletion and amortization
    ceiling charge (Note 2) .................           --         1,022,000            --
  General and administrative ................      1,646,000       1,601,000       1,646,000
                                                ------------    ------------    ------------
    Total costs and expenses ................     13,962,000      16,172,000      13,588,000
                                                ------------    ------------    ------------
    Income from operations ..................      3,760,000         133,000       2,059,000

GAIN ON SALES OF MARKETABLE SECURITIES ......         24,000       4,932,000       9,595,000

OTHER INCOME, net ...........................        984,000         636,000         463,000

INTEREST EXPENSE (Note 3) ...................     (3,944,000)     (3,937,000)     (3,331,000)
                                                ------------    ------------    ------------
  Income before provision for income taxes ..        824,000       1,764,000       8,786,000
PROVISION FOR INCOME TAXES (Note 5) .........        210,000         757,000       3,250,000
                                                ------------    ------------    ------------
  Net income ................................   $    614,000    $  1,007,000    $  5,536,000
                                                ============    ============    ============
BASIC AND DILUTED EARNINGS PER SHARE ........   $       0.07    $       0.11    $       0.58
                                                ============    ============    ============



The accompanying notes to consolidated financial statements are an integral part of these statements.



WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DECEMBER 31, 1999, 1998 AND 1997



                                                                     Preferred Stock         Common Stock
                                                                    ------------------  -------------------------    Capital in
                                                                     Shares              Share                     Excess of Par
                                                                     Issued    Amount    Issued         Amount          Value
                                                                    -------    -------  ----------   ------------   ------------
BALANCE, December 31, 1996 ........................................     --     $   --   10,013,544   $ 10,014,000   $  9,700,000
    Comprehensive income, year ended December 31, 1997--
        Net income ................................................     --         --         --             --             --
        Other comprehensive income--
            Net translation adjustment, current year ..............     --         --         --             --             --
            Change in unrealized gain on marketable
              securities, net of income taxes of $1,324,000 .......     --         --         --             --             --

Comprehensive income ..............................................     --         --         --             --             --

Stock dividend (Notes 2 and 4) ....................................     --         --         --             --         (206,000)
Amortization of deferred compensation (Note 4) ....................     --         --         --             --           82,000
Exercise of stock options (Note 4) ................................     --         --         --             --          (54,000)
Purchase of treasury stock ........................................     --         --         --             --             --
                                                                    -------    -------  ----------   ------------   ------------
BALANCE, December 31, 1997 ........................................     --         --   10,013,544     10,014,000      9,522,000
    Comprehensive loss, year ended December 31, 1998--
        Net income ................................................     --         --         --             --             --
        Other comprehensive income
            Net translation adjustment, current year ..............     --         --         --             --             --
            Change in unrealized gain on marketable
              securities, net of income taxes of $97,000 ..........     --         --         --             --             --

Comprehensive loss ................................................

Amortization of deferred compensation (Note 4) ....................     --         --         --             --         (366,000)
Exercise of stock options (Note 4) ................................     --         --         --             --          (10,000)
Purchase of treasury stock ........................................     --         --         --             --             --
                                                                    -------    -------  ----------   ------------   ------------
BALANCE, December 31, 1998 ........................................     --         --   10,013,544     10,014,000      9,146,000
    Comprehensive income, year ended December 31, 1999--
        Net income ................................................     --         --         --             --             --
        Other comprehensive income
            Net translation adjustment ............................     --         --         --             --             --
            Change in unrealized loss on marketable
              securities, net of income tax benefit
              of $224,000                                               --         --         --             --             --

Comprehensive income ..............................................     --         --         --             --             --

Amortization of deferred compensation (Note 4) ....................     --         --         --             --         (117,000)
Purchase of treasury stock ........................................     --         --         --             --             --
                                                                    -------    -------  ----------   ------------   ------------
BALANCE, December 31, 1999 ........................................     --     $   --   10,013,544   $ 10,014,000   $  9,029,000
                                                                    =======    =======  ==========   ============   ============



The accompanying notes to consolidated financial statements are an integral part of these statements.




               Accumulated
                 Other
 Treasury     Comprehensive     Retained   Comprehensive
   Stock      Income (Loss)     Earnings    Income {Loss}
------------   ------------   ------------  ------------
$ (4,851,000)  $  2,528,000   $ 10,237,000
        --             --        5,536,000  $  5,536,000
                                            ------------

        --         (380,000)         --         (380,000)

        --       (3,357,000)         --       (3,357,000)
                                            ------------
        --             --            --     $  1,799,000
                                            ============
   1,694,000           --       (1,506,000)
        --             --            --
     163,000           --            --
    (863,000)          --            --
------------   ------------   ------------
  (3,857,000)    (1,209,000)    14,267,000

        --             --        1,007,000  $  1,007,000
                                            ------------
        --         (687,000)         --         (687,000)

        --       (1,501,000)         --       (1,501,000)
                                            ------------
                                            $ (1,181,000)
                                            ============
        --             --            --
      17,000           --            --
  (1,463,000)          --            --
------------   ------------   ------------
  (5,303,000)    (3,397,000)    15,274,000

        --             --          614,000  $    614,000
                                            ------------
        --          574,000           --         574,000


        --         (392,000)          --        (392,000)
                                            ------------
        --             --             --    $    796,000
                                            ============
        --             --             --
  (2,445,000)          --             --
------------   ------------   ------------
$ (7,748,000)  $ (3,215,000)  $ 15,888,000
============   ============   ============




WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 1999, 1998 AND 1997

                                                                                 1999           1998             1997
                                                                             ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .............................................................   $    614,000    $  1,007,000    $  5,536,000
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities--
      Depreciation, depletion and amortization ...........................      3,586,000       5,141,000       3,762,000
      Deferred income tax (benefit) provision ............................        (96,000)       (204,000)        740,000
      Adjustment of deferred and unearned compensation in connection
        with nonqualified stock option plan, net .........................        (48,000)       (105,000)        (22,000)
  Gain on sales of marketable securities .................................        (24,000)     (4,932,000)     (9,595,000)
  Gain on sales of real estate properties ................................       (701,000)           --              --
  Changes in operating assets and liabilities--
    Decrease (increase) in accounts receivable ...........................      1,327,000      (1,454,000)        794,000
    Decrease (increase) in income taxes receivable .......................        236,000        (746,000)           --
    Decrease (increase) in prepaid expenses and
      other current assets ...............................................         33,000        (410,000)       (507,000)
    Decrease in dividends payable ........................................           --           (18,000)       (445,000)
    Decrease in other liabilities ........................................           --              --          (814,000)
    Increase (decrease) in accounts payable, accrued liabilities and
      taxes payable ......................................................        298,000      (2,238,000)        283,000
                                                                             ------------    ------------    ------------
        Net cash provided by (used in) operating activities ..............      5,225,000      (3,139,000)       (268,000)
                                                                             ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net ..............................................     (3,687,000)    (10,273,000)    (12,517,000)
  Purchases of marketable securities .....................................     (1,338,000)     (2,813,000)     (2,428,000)
  Proceeds from sales and redemptions of marketable securities ...........        602,000      18,186,000      15,078,000
  Proceeds from sales of real estate properties ..........................      1,602,000            --              --
    Net cash (used in) provided by                                           ------------    ------------    ------------
      investing activities ...............................................     (2,821,000)      5,100,000         133,000
                                                                             ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of debt .........................................      1,000,000      12,179,000      36,790,000
  Principal payments of longterm debt ....................................     (3,649,000)    (12,823,000)    (31,090,000)
  Purchase of treasury stock .............................................     (2,445,000)     (1,463,000)       (863,000)
  Cash dividends .........................................................           --              --          (463,000)
  Exercise of stock options ..............................................           --             7,000         109,000
                                                                             ------------    ------------    ------------
    Net cash (used in) provided by financing activities ..................     (5,094,000)     (2,100,000)      4,483,000
                                                                             ------------    ------------    ------------


                                                                                                                      F-5



WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
DECEMBER 31, 1999, 1998 AND 1997

                                                                1999          1998           1997
                                                            -----------   -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .................   $   133,000   $  (131,000)   $    (6,000)
                                                            -----------   -----------    -----------
  Net (decrease) increase in cash and
    cash equivalents ....................................    (2,557,000)   (1,090,000)     4,342,000

CASH AND CASH EQUIVALENTS, beginning of year ............     4,444,000     5,534,000      1,192,000
                                                            -----------   -----------    -----------
CASH AND CASH EQUIVALENTS, end of year ..................   $ 1,887,000   $ 4,444,000    $ 5,534,000
                                                            ===========   ===========    ===========
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the year for--
    Interest ............................................   $ 3,727,000   $ 4,303,000    $ 3,623,000
    Income taxes, net ...................................        78,000     3,058,000      2,449,000
                                                            ===========   ===========    ===========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                                                                                                 F-6


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS

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

2.    SUMMARY OF SIGNIFICANT
      ACCOUNTING POLICIES

Significant accounting policies followed by the Company and its subsidiaries are as follows--

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany account balances and transactions among subsidiaries have been eliminated in consolidation.

Use of Estimates

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

Cash And Cash Equivalents

The Company considers cash and cash equivalents to include deposits with banks having a maturity of three months or less from date of purchase.

Marketable Securities, Available for Sale

As of December 31, 1999 and 1998, the marketable securities of the Company consist primarily of equity securities, all of which are classified as available for sale. These securities are carried at fair value based upon quoted market prices. Differences between an investment's cost and its fair value are charged (credited) directly to shareholders' equity, net of related income taxes. The cost of securities sold is determined on a specific identification basis.

Included in accounts receivable at December 31, 1998 is approximately $1.4 million due from broker, related to sales of marketable securities in 1998 which settled in 1999.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property And Equipment

      Oil And Gas Properties

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

Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Due to this limitation, during 1998 the Company provided an additional charge for depreciation, depletion and amortization of $1,022,000 to reflect substantial declines in the prices received for oil and gas. This additional charge is included in depreciation, depletion and amortization in the accompanying consolidated statements of income. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves, after the additional charge discussed above, exceeds the unamortized cost of oil and gas properties at December 31, 1999 and 1998.

      Real Estate And Other Properties

Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straightline method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

As of December 31, 1999 and 1998, real estate properties consist of land with an aggregate cost of $14,760,000 and $14,952,000, buildings with an aggregate cost of $38,157,000 and $38,218,000 and furniture and fixtures with an aggregate cost of $6,685,000 and $5,603,000, respectively.

Impairment of Property and Equipment

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of LongLived Assets" (SFAS 121) for their non oil and gas producing assets. The adoption of this standard did not have an impact on the Company's financial condition or results of operations. In addition, as of December 31, 1999, the Company has determined that no impairment has occurred in accordance with the measurement criteria prescribed by SFAS 121.

Revenue Recognition

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

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal transactions are those related to intangible drilling costs, exploration costs, expired leases, depreciation and nonproducing well costs (see Note 5).

Foreign Operations

The assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses has been reflected as a component of accumulated other comprehensive loss until the sale or liquidation of the underlying foreign investment.

Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $15,658,000 at December 31, 1999.

Accounting for Stock-Based Compensation

The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As of December 31, 1999 and 1998, there are several stock option plans subject to the provisions of SFAS
123. The adoption of this pronouncement had no impact on the Company's financial condition or results of operations, however, additional disclosures have been included in the financial statements (see Note 4).

Net Income Per Common Share

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

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computations of basic and diluted earnings per share--

                                             1999        1998         1997
                                         ----------   ----------   ----------
        Numerator--Net income
            Basic and Diluted ........   $  614,000   $1,007,000   $5,536,000
                                         ==========   ==========   ==========
        Denominator--Weighted average
            common shares outstanding--   8,559,374    9,297,119    9,522,167
            Basic Incremental shares
              fromassumed conversions of
              stock options ..........         --         47,628       89,182
                                         ----------   ----------   ----------
        Weighted average common shares
          outstanding--Diluted .......    8,559,374    9,344,747    9,611,349
                                         ==========   ==========   ==========
        Basic earnings per share .....   $      .07   $     0.11   $     0.58
        Diluted earnings per share ...   $      .07   $     0.11   $     0.58

Accumulated Other Comprehensive Income

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) which establishes standards for reporting comprehensive income and its components in annual and interim financial statements. The Company adopted SFAS 130 as of January 1, 1998. In the Company's case, comprehensive income includes net income, unrealized gains on availableforsale securities and foreign currency translation adjustments. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Shareholders' Equity.

Changes in the components of Accumulated Other Income (Loss) for the years 1997, 1998 and 1999 are as follows--



                                           Unrealized Gains        Cumulative          Accumulated
                                              (Losses) on       Foreign Currency          Other
                                          Available-for-Sale      Translation         Comprehensive
                                              Securities           Adjustment          Income(Loss)
                                              -----------         -----------         ------------
        Balance, December 31, 1996 ........   $ 4,976,000         $(2,448,000)        $ 2,528,000
          Change for the year 1997 ........    (3,357,000)           (380,000)         (3,737,000)
                                              -----------         -----------         -----------
        Balance, December 31, 1997 ........     1,619,000          (2,828,000)         (1,209,000)
          Change for the year 1998 ........    (1,501,000)           (687,000)         (2,188,000)
                                              -----------         -----------         -----------
        Balance, December 31, 1998 ........       118,000          (3,515,000)         (3,397,000)
          Change for the year 1999 ........      (392,000)            574,000             182,000
                                              -----------         -----------         -----------
        BALANCE, December 31, 1999 ........   $  (274,000)        $(2,941,000)        $(3,215,000)
                                              ===========         ===========         ===========



Reclassifications

Certain reclassifications have been made to the prior year's financial information to conform to the current year presentation.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    LONG-TERM DEBT

Longterm debt as of December 31 consisted of the following--

                                                   1999          1998
                                               -----------   -----------
        Mortgage notes payable (a) .........   $24,740,000   $25,094,000
        Mortgage notes payable (b) .........    17,226,000    23,098,000
        Mortgage notes payable (c) .........     5,676,000          --
        Note payable (d) ...................     1,975,000     3,074,000
        Promissory note (e) ................          --       2,000,000
        Revolving line of credit (f) .......     2,000,000     1,000,000
                                               -----------   -----------
                                                51,617,000    54,266,000
        Less Current portion ...............     4,682,000     6,502,000
                                               -----------   -----------
                                               $46,935,000   $47,764,000
                                               ===========   ===========

(a) At December 31, 1999, the Company had mortgage notes payable to The Trust Company of New Jersey (The Trust Company) totaling $24,740,000 payable in installments, bearing interest at a weighted average effective interest rate of 7.46%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties and mature at various dates through 2009.

(b) The Company paid in full, prior to maturity, two mortgage notes in 1998 to The Trust Company, reflected in (a), and refinanced these loans with Criimi Mae/Citicorp Real Estate (Criimi Mae). The Criimi Mae notes at December 31, 1999 are payable in monthly installments, bear interest at a rate of 7.48% and mature in November 2007.

(c) In August 1999, the Company transferred servicing of two of the mortgage notes payable to Criimi Mae, reflected in (b), to Orix Real Estate Capital Markets, LLC (ORIX). The Orix notes are payable in monthly installments, bearing a weighted average interest rate of 7.05% and mature in July 2008.

(d) The note payable to The Trust Company bears interest at the prime lending rate (8.50% at December 31, 1999), matures in August 2000 and is secured by certain marketable securities.

(e) The promissory note at December 31, 1998 was paid in full during 1999.

(f) During 1997, the Company obtained an unsecured $1,000,000 revolving line of credit from The Trust Company. During 1998, the revolving line of credit was increased to $2,000,000, all of which was outstanding at December 31, 1999. This loan bears interest at the prime lending rate and matures in August 2000.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate maturities of the longterm debt in each of the five years subsequent to 1999 and thereafter are--

        2000 .............................   $ 4,682,000
        2001 .............................     2,626,000
        2002 .............................       554,000
        2003 .............................     3,303,000
        2004 .............................    10,155,000
        Thereafter .......................    30,297,000
                                             -----------
                                             $51,617,000
                                             ===========



4.    STOCK OPTIONS

Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 114,555 shares of common stock were outstanding to officers, key consultants and employees at December 31, 1999. No additional options may be granted under these plans.

In June 1995, the Company adopted two new stockbased compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. During 1998 and 1999, the Company granted 5,000 options in each year, to purchase common stock under the Director Plan. No options were granted under either plan during 1997. At December 31, 1999, 3,090 and 82,100 options were outstanding under the Incentive Plan and Director Plan, respectively.

The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

The Company has adopted the provisions of SFAS 123, "Accounting For Stock-Based Compensation." As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $49,000 with no per share effect in 1999, $52,000 with $.01 per share effect in 1998 and $41,000 with no per share effect in 1997. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1999 and 1998 was $2.09 and $3.14, respectively. There were no options granted during 1997.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.94 in 1999 and $6.00 in 1998 and the following weighted average assumptions; risk-free interest rate of 6.19% for 1999 and 5.78% for 1998, volatility of 25.94% for 1999 and 26.07% for
1998, and no dividend yield for 1999 and 1998.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for 1999 and 1998--


                                                       1999                    1998
                                               ---------------------------------------------
                                                            Price                     Price
                                                Shares     Low-High     Shares       Low-High
                                               -------    ---------     -------     ---------
        Options outstanding at beginning of
          year ............................    419,067    $1.00-6.71    420,839    $1.00-6.71
        Options granted ...................      5,000       3.94         5,000       6.31
        Options exercised .................         --        --         (2,798)    1.49-2.37
        Options terminated and expired ....   (224,322)      4.31        (3,974)    3.87-4.31
                                               -------    ----------    -------    ----------
        Options outstanding at end of
          year (a) ........................    199,745    $1.00-6.71    419,067    $1.00-6.71
                                               -------    ----------    -------    ----------
        Options exercisable at end of
           year (b) .......................    168,497    $1.00-6.71    376,781    $1.00-6.71
                                               =======    ==========    =======    ==========



     (a) At December 31, 1999, options outstanding include 10,190 options ($1.00 to $6.71 per share) granted to certain employees and key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1.00) by an amount equal to the increase in market value from the date of grant. At December 31, 1998, included in these options are 219,226 options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 1999, 1998 and 1997, $69,000, $105,000 and $22,000, respectively, was charged to operations, and $48,000, $261,000 and $60,000, respectively, was charged to oil and gas properties relating to such options.

          As of December 31, 1999 and 1998, included in accrued liabilities is $264,000 and $814,000 payable to certain individuals for stock appreciation rights. These amounts are currently payable under certain conditions.

5.    INCOME TAXES

Income taxes consist of the following--


                                 1999          1998           1997
                            -----------    -----------    -----------
        Federal--
            Current .....   $   251,000    $   900,000    $ 2,234,000
            Deferred ....      (350,000)      (377,000)       350,000
                            -----------    -----------    -----------
                                (99,000)       523,000      2,584,000
                            -----------    -----------    -----------
        Foreign--
            Current .....        63,000         42,000        104,000
            Deferred ....       254,000        173,000        166,000
                            -----------    -----------    -----------
                                317,000        215,000        270,000
                            -----------    -----------    -----------

        State ...........        (8,000)        19,000        396,000
                            -----------    -----------    -----------
            Total .......   $   210,000    $   757,000    $ 3,250,000
                            ===========    ===========    ===========


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows--


                                                 1999            1998            1997
                                             -----------     -----------     -----------
        Federal income tax provision at
          statutory rate .................   $   280,000     $   600,000     $ 3,075,000
        State income tax provision, net of
          Federal benefit ................        (5,000)         13,000         257,000
        Impact of foreign operations .....       (20,000)       (176,000)         80,000
        Dividend exclusion ...............       (45,000)        (90,000)       (162,000)
        Provision for Internal Revenue
          Service review (Note 6) ........          --           410,000            --
                                             -----------     -----------     -----------
                                             $   210,000     $   757,000     $ 3,250,000
                                             ===========     ===========     ===========
        Effective tax rate ...............          25.5%           42.9%           37.0%
                                             ===========     ===========     ===========

Significant components of deferred tax liabilities as of December 31, 1999 and 1998 were as follows--

                                                                     1999            1998
                                                                 ------------    ------------
        Tax over book depreciation, depletion and amortization--
            Oil and gas and real estate properties--U. S .....   $  7,491,000    $  7,840,000
            Oil and gas properties--Canada ...................      4,443,000       3,954,000
        Unrealized (loss) gain on marketable securities ......       (224,000)         97,000
                                                                 ------------    ------------
                    Net deferred tax liabilities .............     11,710,000      11,891,000

        Deferred tax assets reclassified to current ..........        224,000
                                                                 ------------    ------------
                    Noncurrent deferred tax liability ........   $ 11,934,000    $ 11,891,000
                                                                 ============    ============



6.    COMMITMENTS AND CONTINGENCIES

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

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 1999 and 1998, 9,248,375 Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 1999 and 1998, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

The Company does not have significant lease commitments or post retirement benefits.

7.    SEGMENT INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS
131), which establishes standards for companies to report information about operating segments in annual financial statements, based on the approach that management utilizes to organize the segments within the Company for management reporting and decision making. Business segment and geographic disclosures (see
Note 8) for prior periods have been restated to comply with SFAS 131.

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

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following segment data is presented based on the Company's internal management reporting system--

                                                        1999            1998              1997
                                                   -------------    -------------    -------------
        Gross revenues--
            Oil and gas--United States .........   $   3,071,000    $   2,964,000    $   4,004,000
            Oil and gas--Canada ................       2,167,000        1,795,000        1,913,000
            Real estate ........................      12,484,000       11,546,000        9,730,000
                                                   -------------    -------------    -------------
                                                   $  17,722,000    $  16,305,000    $  15,647,000
                                                   =============    =============    =============


        Income (loss) from operations--
            Oil and gas--United States (a) .....   $    (680,000)   $  (3,011,000)   $    (609,000)
            Oil and gas--Canada (a) ............         953,000          707,000          853,000
            Real estate (a) ....................       3,684,000        2,684,000        2,420,000
            Corporate (a) ......................        (197,000)        (247,000)        (605,000)
                                                   -------------    -------------    -------------
                                                   $   3,760,000    $     133,000    $   2,059,000
                                                   =============    =============    =============

        Depreciation, depletion and amortization--
            Oil and gas--United States .........   $   1,160,000    $   3,062,000    $   1,945,000
            Oil and gas--Canada ................         332,000          327,000          382,000
            Real estate ........................       2,073,000        1,729,000        1,404,000
            Corporate ..........................          21,000           23,000           31,000
                                                   -------------    -------------    -------------
                                                   $   3,586,000    $   5,141,000    $   3,762,000
                                                   =============    =============    =============

        Identifiable assets--
            Oil and gas--United States .........   $  16,418,000    $  16,920,000    $  18,690,000
            Oil and gas--Canada ................      14,334,000       12,727,000       13,286,000
            Real estate ........................      40,367,000       54,354,000       48,580,000
            Corporate ..........................      19,408,000       10,600,000       21,473,000
                                                   -------------    -------------    -------------
                                                   $  90,527,000    $  94,601,000    $ 102,029,000
                                                   =============    =============    =============

        Capital expenditures--
            Oil and gas--United States .........   $     821,000    $   1,510,000    $   1,381,000
            Oil and gas--Canada ................       1,136,000        1,160,000        1,165,000
            Real estate ........................       1,870,000        7,809,000       10,367,000
            Corporate ..........................           6,000           21,000           18,000
                                                   -------------    -------------    -------------
                                                   $   3,833,000    $  10,500,000    $  12,931,000
                                                   =============    =============    =============


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    GEOGRAPHIC INFORMATION


The following is a description by geographic location--

                                                        1999            1998            1997
                                                   -------------   -------------    -------------
        Gross revenues--
            United States ......................   $  15,555,000   $  14,510,000    $  13,734,000
            Canada .............................       2,167,000       1,795,000        1,913,000
                                                   -------------   -------------    -------------
                                                   $  17,722,000   $  16,305,000    $  15,647,000
                                                   =============   =============    =============

        Income (loss) from operations--
            United States ......................   $   2,807,000   $    (574,000)   $   1,206,000
            Canada .............................         953,000         707,000          853,000
                                                   -------------   -------------    -------------
                                                   $   3,760,000   $     133,000    $   2,059,000
                                                   =============   =============    =============

        Depreciation, depletion and amortization--
            United States ......................   $   3,254,000   $   4,814,000    $   3,380,000
            Canada .............................         332,000         327,000          382,000
                                                   -------------   -------------    -------------
                                                   $   3,586,000   $   5,141,000    $   3,762,000
                                                   =============   =============    =============

        Identifiable assets--
            United States ......................   $  76,193,000   $  81,874,000    $  88,743,000
            Canada .............................      14,334,000      12,727,000       13,286,000
                                                   -------------   -------------    -------------
                                                   $  90,527,000   $  94,601,000    $ 102,029,000
                                                   =============   =============    =============

        Capital expenditures--
            United States ......................   $   2,697,000   $   9,340,000    $  11,766,000
            Canada .............................       1,136,000       1,160,000        1,165,000
                                                   -------------   -------------    -------------
                                                   $   3,833,000   $  10,500,000    $  12,931,000
                                                   =============   =============    =============


9.    OIL AND GAS PRODUCING ACTIVITIES

The following data represents the Company's oil and gas producing activities for 1999 and 1998--

                                                                        1999           1998
                                                                    ------------   ------------
        Capitalized costs (all being amortized)--
            Productive and nonproductive properties .............   $131,211,000   $128,522,000
            Unevaluated properties ..............................      5,349,000      5,282,000
                                                                    ------------   ------------
                    Total capitalized costs being amortized .....    136,560,000    133,804,000

        Less Accumulated depreciation, depletion and amortization    107,339,000    105,609,000
                                                                    ------------   ------------
                    Net capitalized costs .......................   $ 29,221,000   $ 28,195,000
                                                                    ============   ============



WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities--


                                                         United States                               Canada
                                         -----------------------------------------    ---------------------------------------
                                            1999            1998          1997           1999          1998          1997
                                         -----------    -----------    -----------    -----------   -----------   -----------
        Acquisition of unproved
          properties .................   $    82,000    $   336,000    $    72,000    $    84,000   $    93,000   $    73,000
        Exploration ..................       441,000        459,000        500,000        109,000        99,000       116,000
        Development ..................       306,000        736,000        809,000        593,000       565,000       976,000
                                         -----------    -----------    -----------    -----------   -----------   -----------
        Total costs incurred .........   $   829,000    $ 1,531,000    $ 1,381,000    $   786,000   $   757,000   $ 1,165,000
                                         ===========    ===========    ===========    ===========   ===========   ===========
        Revenues from oil and gas
          producing activities .......   $ 3,071,000    $ 2,964,000    $ 4,004,000    $ 2,167,000   $ 1,795,000   $ 1,913,000
                                         -----------    -----------    -----------    -----------   -----------   -----------
        Production costs .............     1,509,000      1,656,000      1,822,000        494,000       641,000       452,000
        Technical support and other ..     1,061,000      1,257,000        846,000        388,000       120,000       226,000
        Depreciation, depletion and
          amortization ...............     1,181,000      3,062,000      1,945,000        332,000       327,000       382,000
                                         -----------    -----------    -----------    -----------   -----------   -----------
        Total expenses ...............     3,751,000      5,975,000      4,613,000      1,214,000     1,088,000     1,060,000
                                         -----------    -----------    -----------    -----------   -----------   -----------
        Pretax income (loss) from oil
          and gas producing
          activities .................      (680,000)    (3,011,000)      (609,000)       953,000       707,000       853,000

        Income tax provision (benefit)      (238,000)    (1,053,000)      (213,000)       124,000        92,000       111,000
                                         -----------    -----------    -----------    -----------   -----------   -----------
        Results of oil and gas
          producing activities .......   $  (442,000)   $(1,958,000)   $  (396,000)   $   829,000   $   615,000   $   742,000
                                         ===========    ===========    ===========    ===========   ===========   ===========

                                                                                                                         F-18


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wilshire Oil Company of Texas:

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10K, into the Company's previously filed Registration Statement File No. 3340324.




Roseland, New Jersey
April 12, 2000

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