Form 10-Q
period 2000-06-30
WILSHIRE OIL CO OF TEXAS
filed 2000-08-18
CIK 107454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarter ended June 30, 2000 Commission file number 1-467
                            -------------


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


Registrant's telephone number - including area code (201) 420-2796
                                                    --------------

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

                     Common Stock $1 Par Value -- 8,152,511


==============================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                       Page No.
                                                                       --------
Part I  Financial Information

        Financial Information:
        Condensed Consolidated Balance Sheets--
          June 30, 2000 (Unaudited) and December 31, 1999                   1

        Unaudited Condensed Consolidated Statements of  Income--
          Six months ended June 30, 2000 and 1999                           2

        Unaudited Condensed Consolidated Statements of  Income--
          Three months ended June 30, 2000 and 1999.                        3

        Unaudited Condensed Consolidated Statements of Cash Flows--
          Six months ended June 30, 2000 and 1999                           4

        Notes to Unaudited Condensed Consolidated Financial Statements      5

        Management's Discussion and Analysis
          of Financial Condition and Results of  Operations                 9

Part II Other Information                                                  12

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)

                                                         JUNE 30,
                                                          2000      DECEMBER 31,
ASSETS                                                  (UNAUDITED)     1999
-------------------------------------------------------------------  -----------

CURRENT ASSETS

  Cash and cash equivalents                             $   3,362     $   1,887
  Accounts receivable                                       1,492         1,698
  Marketable securities, stated at market value             8,102         5,211
  Prepaid expenses and other current assets                 1,688         1,550
                                                        ---------     ---------
             Total current assets                          14,644        10,346
                                                        ---------     ---------

MORTGAGE NOTES RECEIVABLE (Note 6)                          3,500          --

PROPERTY AND EQUIPMENT
  Oil and gas properties, using the full cost
    method of accounting                                  136,560       136,540
  Real estate properties                                   60,933        59,602
  Other property and equipment                                376           392
                                                        ---------     ---------
                                                          197,869       196,534
  Less- Accumulated depreciation,
        depletion and amortization                        118,071       116,353
                                                        ---------     ---------
                                                           79,798        80,181

                                                        ---------     ---------
                                                        $  97,942     $  90,527
                                                        =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
--------------------------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                     $   3,975     $   4,682
  Short-term debt                                           4,700          --
  Loan payable to Shareholder                               1,722          --
  Accounts payable                                          1,371         2,023
  Accrued and other liabilities                             1,920           985
                                                        ---------     ---------
      Total current liabilities                            13,688         7,690
                                                        ---------     ---------
LONG - TERM MORTGAGE DEBT, less current portion            48,911        46,935
                                                        ---------     ---------
DEFERRED INCOME TAXES AND OTHER
  NONCURRENT LIABILITIES                                   12,231        11,934
                                                        ---------     ---------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
    15,000,000 shares authorized;
    10,013,544 shares issued                               10,014        10,014
  Capital in excess of par value                            9,199         9,029
                                                           16,095        15,888
  Retained earnings                                     ---------     ---------
                                                           35,308        34,931
    Less -
       Treasury stock, 1,861,033 and 1,154,317
         shares at June 30, 2000 and 1999,
         Respectively, at cost                             (9,090)       (7,748)
       Accumulated other comprehensive loss                (3,106)       (3,215)
                                                        ---------     ---------
                                                           23,112        23,968
                                                        ---------     ---------
                                                        $  97,942     $  90,527
                                                        =========     =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (000's Omitted Except Per Share Data)

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                           JUNE 30,   JUNE 30,
                                                             2000       1999
                                                        ----------    ---------
REVENUES
Oil & Gas                                                 $ 3,360       $ 2,403
Real Estate                                                 6,384         6,229
                                                          -------       -------
        Total Revenues                                      9,744         8,632

COSTS AND EXPENSES
Oil and Gas Production Expenses                             1,206         1,122
Real Estate Operating Expenses                              3,754         3,479
Depreciation, depletion and amortization                    1,895         1,631
General and Administrative                                    864           707
                                                          -------       -------
        Total Costs and Expenses                            7,719         6,939
                                                          -------       -------
        Income from Operations                              2,025         1,693
                                                          -------       -------
OTHER INCOME                                                  232           407
GAIN ON SALES OF MARKETABLE
  SECURITIES                                                 --              34
INTEREST EXPENSE                                           (2,006)       (1,918)
                                                          -------       -------
Income before provision for income taxes                      251           216
PROVISION FOR INCOME TAXES                                     44            76
                                                          -------       -------
        Net income                                        $   207       $   140
                                                          =======       =======
BASIC AND DILUTED EARNINGS PER SHARE                      $  0.03       $  0.02
                                                          =======       =======

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (000's Omitted, Except Per Share Data)

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                         JUNE 30,     JUNE 30,
                                                           2000         1999
                                                      ------------   -----------

REVENUES
Oil & Gas                                                 $ 2,015       $ 1,194
Real Estate                                                 3,159         3,175
                                                          -------       -------
         Total Revenues                                     5,174         4,369

COSTS AND EXPENSES
Oil and Gas Production Expenses                               670           591
Real Estate Operating Expenses                              1,989         1,765
Depreciation, depletion and amortization                      985           830
General and Administrative                                    528           343
                                                          -------       -------
          Total Costs and Expenses                          4,172         3,529
                                                          -------       -------
          Income from Operations                            1,002           840

OTHER INCOME                                                   86           225

INTEREST EXPENSE                                             (982)         (930)
                                                          -------       -------
Income  before provision for income taxes                     106           135

PROVISION FOR INCOME TAXES                                     31            48
                                                          -------       -------
          Net income                                      $    75       $    87
                                                          =======       =======
BASIC AND DILUTED EARNINGS PER SHARE                      $  0.01       $  0.01
                                                          =======       =======


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                        For The Six Months Ended
                                                        ------------------------
                                                            June 30,    June 30,
                                                             2000         1999
                                                        ------------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                 $   207    $   140
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities--
  Depreciation, depletion and amortization                     1,895      1,631
  Deferred income tax provision                                  297         22
  Amortization (adjustment) of deferred and
    unearned compensation in connection
    with non-qualified stock option plan, net                   --            9
  Gain on sales of marketable securities                        --          (34)
  Changes in operating assets and liabilities--
   (Increase) decrease in receivables                            206      1,867
   (Increase) decrease in prepaid expenses and
     Other current assets                                       (138)      (246)
     Increase (decrease) in accounts payable,
      accrued and other liabilities                              283       (742)
                                                             -------    -------
    Net cash provided by operating activities                  2,750      2,647
                                                             -------    -------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures, net                                   (1,335)    (1,443)
  Purchases of marketable securities                          (2,891)      (638)
  Purchase Mortgage Notes                                     (3,500)      --
  Proceeds from sales and redemptions of securities             --          124
                                                             -------    -------
       Net cash used in investing activities                  (7,726)    (1,957)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of short term debt                    4,700       --
  Proceeds from issuance of long term debt                     1,725      1,000
  Proceeds from issuance of loan payable to shareholders       1,722
  Principal payment of long term debt                           (456)    (1,005)
  Purchase of treasury stock                                  (1,342)    (1,165)
  Other                                                          178       --
                                                             -------    -------
   Net cash provided by (used in) financing activities         6,527     (1,170)
                                                             -------    -------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (76)       172
                                                             -------    -------
    Net increase (decrease) in cash and cash equivalents       1,475       (308)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                          1,887      4,444
                                                             -------    -------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                              $ 3,362    $ 4,136
                                                             =======    =======
SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:
  Cash paid during the period for--
   Interest                                                  $ 2,042    $ 1,898
   Income taxes                                              $   192    $   106

                          WILSHIRE OIL COMPANY OF TEXAS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000

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

The following segment data is presented based on the Company's internal management reporting system-

                                                        For the six months
                                                          ended June 30
                                                   -----------------------------
                                                       2000            1999
                                                   ------------    -------------
Revenues
  Oil and gas--United States                       $  1,861,000    $  1,525,000
  Oil and gas--Canada                                 1,499,000         878,000
  Real estate                                         6,384,000       6,229,000
                                                   ------------    ------------
                                                   $  9,744,000    $  8,632,000
                                                   ------------    ------------
Income from operations and reconciliation
to Income before provision for income taxes
  Oil and gas--United States (a)                   $   (211,000)   $   (627,000)
  Oil and gas--Canada (a)                               628,000         538,000
  Real estate (a)                                     1,688,000       1,885,000
  Corporate (a)                                         (80,000)       (103,000)
                                                   ------------    ------------
      Income from Operations                          2,025,000       1,693,000
Other Income                                            232,000         407,000
  Gain on Sale of marketable securities                    --            34,000
  Interest expense                                   (2,006,000)     (1,918,000)
                                                   ------------    ------------
      Income before provision for income taxes     $    251,000    $    216,000
                                                   ------------    ------------
Identifiable assets
  Oil and gas--United States                       $ 16,467.000    $ 16,712,000
  Oil and gas--Canada                                13,774,000      13,020,000
  Real estate                                        41,461,000      31,993,000
  Corporate                                          26,240,000      31,308,000
                                                   ------------    ------------
                                                   $ 97,942,000    $ 93,033,000
                                                   ------------    ------------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

The following segment data is presented based on the Company's internal management reporting system--

                                                        For the three months
                                                           ended June 30
                                                     ---------------------------
                                                        2000           1999
                                                     -----------    ------------
Revenues
  Oil and gas - United States                        $ 1,098,000    $   739,000
  Oil and gas - Canada                                   917,000        455,000
  Real estate                                          3,159,000      3,175,000
                                                     -----------    -----------
                                                     $ 5,174,000    $ 4,369,000
                                                     -----------    -----------
Income from operations and reconciliation
  to Income before provision for income taxes
  Oil and gas - United States (a)                    $    (3,000)   $  (380,000)
  Oil and gas - Canada (a)                               360,000        289,000
  Real estate (a)                                        703,000        980,000
  Corporate (a)                                          (58,000)       (49,000)
                                                     -----------    -----------
      Income from Operations                           1,002,000        840,000
Other Income                                              86,000        225,000
  Interest expense                                      (982,000)      (930,000)
                                                     -----------    -----------
      Income before provision for income taxes       $   106,000    $   135,000
                                                     -----------    -----------


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

4.   COMPREHENSIVE INCOME

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the six months ended June 30, 2000 and 1999 is as follows:

                                                            2000         1999
                                                          ---------    ---------
Net income                                                $ 207,000    $ 140,000
                                                          ---------    ---------
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments                 (233,000)     172,000
  Change in unrealized gain on marketable securities        309,000         --
                                                          ---------    ---------
Other comprehensive income                                   76,000      172,000
                                                          ---------    ---------
Comprehensive income                                      $ 283,000    $ 312,000
                                                          =========    =========

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

     The following table sets forth the computation of basic and diluted earnings per share-

                                     Six Months Ended          Three Months Ended
                                         June 30,                   June 30
                                    ------------------       ------------------------
                                       2000        1999          2000         1999
                                    ---------   ----------   ----------  ------------
Numerator--
  Net income                       $  207,000   $  140,000   $   75,000   $   87,000
                                   ==========   ==========   ==========   ==========
Denominator--
  Weighted average common shares
    outstanding--Basic              8,279,084    8,931,616    8,187,127    8,894,185
Incremental shares from assumed
  conversions of stock options           --           --           --           --
                                   ----------   ----------   ----------   ----------
Weighted average common shares
  outstanding--Diluted              8,279,084    8,931,616    8,187,127    8,894,185
                                   ==========   ==========   ==========   ==========
Basic earnings per share           $     0.03   $     0.02   $     0.01   $     0.01
Diluted earnings per share         $     0.03   $     0.02   $     0.01   $     0.01



6.   MORTGAGE NOTES RECEIVABLE

     During June, 2000 the Company acquired mortgage notes receivable from the Trust Company of New Jersey for a fair value price of $3,500,000. As part of this transaction, the Company borrowed $2,100,000 from the Trust Company of New Jersey as well as $1,400,000 from another lending institution both of which are reflected in short-term debt on the accompanying balance sheet.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net income for the six months ended June 30 was $207,000 in 2000 as compared to $140,000 in 1999.

     Consolidated revenues for the six months ended June 30 increased from $8,632,000 in 1999 to $9,744,000 in 2000. Oil and gas revenues increased from $2,403,000 for the six months ended June 30, 1999 to $3,360,000 for the same period in 2000, due to increases in the price of crude oil and gas from period to period. Real estate revenues increased from $6,229,000 for the six months ended June 30, 1999 to $6,384,000 the same period in 2000. This increase is due to higher rents and occupancy and more efficient operation of the properties.

     Total costs and expenses for the six months ended June 30 were $7,719,000 in 2000 compared with $6,939,000 in 1999. Oil and gas production expense increased by $84,000, real estate operating expenses increased by $275,000, depreciation, depletion and amortization increased by $264,000, and general and administrative expenses increased by $157,000.

     The Company realized gains on sales of marketable securities of $34,000 for the six months ended June 30, 1999; there were no gains in 2000.

     Interest expense increased from $1,918,000 for the six months ended June 30, 1999 to $2,006,000 for the same period in 2000. This increase is attributable to an increase in new mortgage financing.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Liquidity and Capital Resources

     At June 30, 2000 the Company had approximately $8.1 million in marketable securities at market value plus $3.5 million in mortgage notes receivable. The current ratio at June 30, 2000 was 1.1 to 1, which management considers adequate for the Company's current business. The Company's working capital was approximately $1.0 million at June 30, 2000.

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

     Net cash provided by operating activities was $2,647,000 for the six months ended June 30, 1999 and $2,750,000 for the same period in 2000. The increase was primarily due to changes in operating assets and liabilities.

     Net cash used in investing activities was ($1,957,000) for the six months ended June 30, 1999 and ($7,726,000) for the same period in 2000. The variations principally relate to transactions in securities. Proceeds from sales and redemptions of securities amounted to $124,000 in 1999 and none in 2000.

     Net cash provided by (used in) financing activities was ($1,170,000) for the six months ended June 30,1999 and $6,527,000 for the same period in 2000. The variation principally relates to the issuance of debt during the respective periods as well as principal payments of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Forward-Looking Statements

     This Report on Form 10-Q for the quarter ended June 30, 2000 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         No Form 8-K was filed during the quarter ended June 30, 2000.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WILSHIRE OIL COMPANY OF TEXAS
                                   Registrant)

Date:  August 18, 2000            /s/  S. WILZIG IZAK
       --------------------       ----------------------------------------------
                                  By:  S. Wilzig Izak
                                  Chairman of the Board and Chief Executive
                                  Officer (Duly Authorized Officer and Chief
                                  Financial Officer)