Form 10-Q
period 2000-09-30
WILSHIRE OIL CO OF TEXAS
filed 2000-11-14
CIK 107454

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For quarter ended September 30, 2000 Commission file number 1-467
                          ------------------


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

                     Common Stock $1 Par Value -- 8,024,098


==============================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I    Financial Information

          Financial Information:                                              1
          Condensed Consolidated Balance Sheets -
          September 30, 2000 (Unaudited) and December 31, 1999

          Unaudited Condensed Consolidated Statements of  Income -            2
          Nine months ended September 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of  Income -            3
          Three months ended September 30, 2000 and 1999

          Unaudited Condensed Consolidated Statements of Cash Flows -         4
          Nine months ended September 30, 2000 and 1999

          Notes to Unaudited Condensed Consolidated Financial Statements      5

          Management's Discussion and Analysis of                             9
          Financial Condition and Results of  Operations

Part II   Other Information                                                  12

                             WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000's Omitted, Except Share Data)

                                                                         September 30,
                                                                             2000          December 31,
ASSETS                                                                    (Unaudited)          1999
--------------                                                           -------------     ------------
CURRENT ASSETS
  Cash and cash equivalents                                                $   1,872         $   1,887
   Accounts receivable                                                         2,804             1,698
   Marketable securities, stated at market value                               8,799             5,211
   Prepaid expenses and other current assets                                   1,278             1,550
                                                                           ---------         ---------

             Total current assets                                             14,753            10,346
                                                                           ---------         ---------

MORTGAGE NOTES RECEIVABLE                                                     3,500               --
                                                                           ---------         ---------

PROPERTY AND EQUIPMENT
   Oil and gas properties, using the full cost
         method of accounting                                                136,583           136,540
    Real estate properties                                                    61,297            59,602
    Other property and equipment                                                 269               392
                                                                           ---------         ---------
                                                                             198,149           196,534

    Less- Accumulated depreciation,
              depletion and amortization                                     118,778           116,353
                                                                           ---------         ---------
                                                                              79,371            80,181
                                                                           ---------         ---------
                                                                           $  97,624         $  90,527
                                                                           =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
  Current portion of long-term debt                                        $   3,974         $   4,682
  Short-term debt                                                              4,700              --
  Loan payable to Shareholder                                                  2,622              --
  Accounts payable                                                             3,061             2,023
  Accrued and other liabilities                                                  915               985
                                                                           ---------         ---------
                  Total current liabilities                                   15,272             7,690
                                                                           ---------         ---------
LONG - TERM MORTGAGE DEBT, less current portion                               48,728            46,935
                                                                           ---------         ---------

DEFERRED INCOME TAXES AND OTHER
    NONCURRENT LIABILITIES                                                    11,360            11,934
                                                                           ---------         ---------

SHAREHOLDERS' EQUITY
  Common stock, $1 par value,
      15,000,000 shares authorized;
      10,013,544 shares issued                                                10,014            10,014
   Capital in excess of par value                                              8,538             9,029
   Retained earnings                                                          16,638            15,888
                                                                           ---------         ---------
                                                                              35,190            34,931
         Less -
                 Treasury stock, 1,989,446 and 1,486,923
                    shares at September 30, 2000 and December 1999,
                      Respectively, at cost                                   (9,619)           (7,748)
                  Accumulated other comprehensive loss                        (3,307)           (3,215)
                                                                           ---------         ---------
                                                                              22,264            23,968
                                                                           ---------         ---------
                                                                           $  97,624         $  90,527
                                                                           =========         =========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (000's Omitted Except Per Share Data)


                                                     FOR THE NINE MONTHS ENDED
                                                    ----------------------------
                                                    September 30,  September 30,
                                                         2000          1999
                                                    -------------  -------------
REVENUES
Oil & Gas                                             $  5,467      $  3,818
Real Estate                                              9,551         9,285
                                                      --------      --------
               Total Revenues                           15,018        13,103

COSTS AND EXPENSES
Oil and Gas Production Expenses                          1,769         1,438
Real Estate Operating Expenses                           5,605         5,199
Depreciation, depletion and amortization                 2,735         2,330
General and Administrative                               1,300         1,190
                                                      --------      --------
                   Total Costs and Expenses             11,409        10,157
                                                      --------      --------
                    Income from Operations               3,609         2,946

OTHER INCOME                                               579           460

GAIN ON SALES OF MARKETABLE
   SECURITIES                                             --              34

INTEREST EXPENSE                                        (3,051)       (2,862)
                                                      --------      --------

Income before provision for income taxes                 1,137           578

PROVISION FOR INCOME TAXES                                 387           138
                                                      --------      --------

                       Net income                     $    750      $    440
                                                      ========      ========


BASIC AND DILUTED EARNINGS PER SHARE                  $   0.09      $   0.05
                                                      ========      ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (000's Omitted, Except Per Share Data)


                                                  FOR THE THREE MONTHS ENDED
                                                 -----------------------------
                                                 September 30,   September 30,
                                                    2000             1999
                                                 -------------   -------------
REVENUES
Oil & Gas                                          $ 2,107         $ 1,415
Real Estate                                          3,167           3,056
                                                   -------         -------
               Total Revenues                        5,274           4,471

COSTS AND EXPENSES
Oil and Gas Production Expenses                        563             316
Real Estate Operating Expenses                       1,851           1,720
Depreciation, depletion and amortization               840             699
General and Administrative                             436             483
                                                   -------         -------
                   Total Costs and Expenses          3,690           3,218
                                                   -------         -------
                    Income from Operations           1,584           1,253

OTHER INCOME                                           347              53


INTEREST EXPENSE                                    (1,045)           (944)
                                                   -------         -------

Income  before provision for income taxes              886             362

PROVISION FOR INCOME TAXES                             343              62
                                                   -------         -------

                       Net income                  $   543         $   300
                                                   =======         =======


BASIC AND DILUTED EARNINGS PER SHARE               $  0.06         $  0.03
                                                   =======         =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (000's Omitted)

                                                               For The Nine Months Ended
                                                             -------------------------------
                                                             September 30,    September 30,
                                                                 2000             1999
                                                             -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                    $   750         $   440
  Adjustments to reconcile net income  to net
      cash provided by operating activities -
  Depreciation, depletion and amortization                        2,735           2,330
  Deferred income tax (benefit) provision                          (172)            101
  Amortization (adjustment) of deferred and
      unearned compensation in connection
      with non-qualified stock option plan, net                    --                 9
  Gain on sales of marketable securities                           --               (34)
  Changes in operating assets and liabilities -
   (Increase) decrease in receivables                            (1,106)          2,134
   (Increase) decrease in prepaid expenses and
     Other current assets                                           272            (628)
     Increase (decrease) in accounts payable,
      accrued and other liabilities                                 968            (437)
                                                                -------         -------
    Net cash provided by operating activities                     3,447           3,915
                                                                -------         -------

CASH FLOWS USED IN INVESTING ACTIVITIES
  Capital expenditures, net                                      (1,615)         (2,502)
  Purchases of marketable securities                             (4,481)           (638)
  Purchase Mortgage Notes                                        (3,500)           --
  Proceeds from sales and redemptions of securities                --               375
                                                                -------         -------
       Net cash used in investing activities                     (9,596)         (2,765)
                                                                -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of short term debt                      4,700            --
   Proceeds from issuance of long term debt                       1,793           1,000
   Proceeds from issuance of loan payable to shareholder          2,622            --
   Principal payment of long term debt                             (708)         (3,146)
   Purchase of treasury stock                                    (1,871)         (1,171)
   Other                                                           (125)            117
                                                                -------         -------
   Net cash provided by (used in) financing activities            6,411          (3,200)
                                                                -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (277)            114
                                                                -------         -------
    Net decrease in cash and cash equivalents                       (15)         (1,936)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                            1,887           4,444
                                                                -------         -------

CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                                $ 1,872         $ 2,508
                                                                =======         =======

SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
   Cash paid during the period for -
   Interest                                                     $ 3,051         $ 2,975
   Income taxes                                                 $   183         $   106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                          WILSHIRE OIL COMPANY OF TEXAS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

The following segment data is presented based on the Company's internal management reporting system-

                                                                For the Nine months
                                                                 ended September 30
                                                        -----------------------------------

                                                             2000                  1999
                                                        ------------           ------------
Revenues
  Oil and gas - United States                           $  3,074,000           $  2,319,000
  Oil and gas - Canada                                     2,393,000              1,499,000
  Real estate                                              9,551,000              9,285,000
                                                        ------------           ------------
                                                        $ 15,018,000           $ 13,103,000
                                                        ------------           ------------

Income from operations and reconciliation
to Income before provision for income taxes
  Oil and gas - United States (a)                       $   (716,000)          $   (173,000)
  Oil and gas - Canada (a)                                 1,504,000                715,000
  Real estate (a)                                          2,483,000              2,575,000
  Corporate (a)                                              338,000               (171,000)
                                                        ------------           ------------
      Income from Operations                               3,609,000              2,946,000
Other Income                                                 579,000                460,000
  Gain on Sale of marketable securities                         --                   34,000
  Interest expense                                        (3,051,000)            (2,862,000)
                                                        ------------           ------------
      Income before provision for income taxes          $  1,137,000           $    578,000
                                                        ------------           ------------

Identifiable assets
  Oil and gas - United States                           $ 17,520.000           $ 16,085,000
  Oil and gas - Canada                                    14,012,000             12,222,000
   Real estate                                            48,176,000             46,749,000
   Corporate                                              17,916,000             16,455,000
                                                        ------------           ------------
                                                        $ 97,624,000           $ 91,511,000
                                                        ------------           ------------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

The following segment data is presented based on the Company's internal management reporting system-

                                                               For the three months
                                                                ended September 30
                                                        ---------------------------------
                                                            2000                 1999
                                                        -----------           -----------
Revenues
  Oil and gas - United States                           $ 1,213,000           $   780,000
  Oil and gas - Canada                                      894,000               621,000
  Real estate                                             3,167,000             3,070,000
                                                        -----------           -----------
                                                        $ 5,274,000           $ 4,471,000
                                                        -----------           -----------

Income from operations and reconciliation
to Income before provision for income taxes
  Oil and gas - United States (a)                       $  (272,000)          $   454,000
  Oil and gas - Canada (a)                                  876,000               177,000
  Real estate (a)                                           795,000               690,000
  Corporate (a)                                             185,000               (68,000)
                                                        -----------           -----------
      Income from Operations                              1,584,000             1,253,000
Other Income                                                347,000                53,000
  Interest expense                                       (1,045,000)             (944,000)
                                                        -----------           -----------
      Income before provision for income taxes          $   886,000           $   362,000
                                                        -----------           -----------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.


4.   COMPREHENSIVE INCOME

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the nine months ended September 30, 2000 and 1999 is as follows:

                                                                            2000                1999
                                                                          ---------           ---------
     Net income                                                           $ 750,000           $ 440,000
                                                                          ---------           ---------
     Other comprehensive income (loss), net of taxes
       Foreign currency translation adjustments                             488,000             114,000
       Change in unrealized (loss) gain on marketable securities           (396,000)               --
                                                                          ---------           ---------
     Other comprehensive income                                             (92,000)            114,000
                                                                          ---------           ---------

     Comprehensive income                                                 $ 658,000           $ 554,000
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

     The following table sets forth the computation of basic and diluted earnings per share-

                                                       Nine Months Ended September 30,        Three Months Ended September 30,
                                                       -------------------------------        --------------------------------
                                                          2000                1999                2000                1999
                                                       ----------          ----------          ----------          ----------
      Numerator-
        Net income                                     $  750,000          $  440,000          $  543,000          $  300,000
                                                       ==========          ==========          ==========          ==========

      Denominator-
        Weighted average common shares
                outstanding - Basic                     8,212,190           8,903,464           8,079,858           8,848,076

      Incremental shares from assumed
                 conversions of stock options                --                  --                  --                  --
                                                       ----------          ----------          ----------          ----------

      Weighted average common shares
                  outstanding - Diluted                 8,212,190           8,903,464           8,079,858           8,848,076
                                                       ==========          ==========          ==========          ==========

      Basic earnings per share                             $ 0.09              $ 0.05              $ 0.07              $ 0.03

      Diluted earnings per share                           $ 0.09              $ 0.05              $ 0.07              $ 0.03

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Net income for the nine months ended September 30 was $750,000 in 2000 as compared to $440,000 in 1999.

     Consolidated revenues for the nine months ended September 30 increased from $13,103,000 in 1999 to $15,018,000 in 2000. Oil and gas revenues increased from $3,818,000 for the nine months ended September 30, 1999 to $5,467,000 for the same period in 2000, due to increases in the price of crude oil and gas from period to period. Real estate revenues increased from $9,285,000 for the nine months ended September 30, 1999 to $9,551,000 the same period in 2000. This increase is due to higher rents and occupancy.

     Total costs and expenses for the nine months ended September 30 were $11,409,000 in 2000 compared with $10,157,000 in 1999. Oil and gas production expense increased by $331,000, real estate operating expenses increased by $406,000, depreciation, depletion and amortization increased by $405,000, and general and administrative expenses increased by $110,000.

     The Company realized gains on sales of marketable securities of $34,000 for the nine months ended September 30, 1999; there were no gains in 2000.

     Interest expense increased from $2,862,000 for the nine months ended September 30, 1999 to $3,051,000 for the same period in 2000. This increase is attributable to an increase in new mortgage financing and short term debt.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Liquidity and Capital Resources

     At September 30, 2000 the Company had approximately $8.8 million in marketable securities at market value plus $3.5 million in long-term mortgage notes receivable. The current ratio at September 30, 2000 was approximately 1 to 1, which management considers adequate for the Company's current business.

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

     Net cash provided by operating activities was $3,915,000 for the nine months ended September 30, 1999 and $3,447,000 for the same period in 2000. The decrease was primarily due to changes in operating assets and liabilities.

     Net cash used in investing activities was ($2,765,000) for the nine months ended September 30, 1999 and ($9,596,000) for the same period in 2000. The variations principally relate to transactions in securities and the purchase of mortgage notes. Proceeds from sales and redemptions of securities amounted to $375,000 for the nine months ended September 30, 1999 and none for the same period in 2000.

     Net cash provided by (used in) financing activities was ($3,200,000) for the nine months ended September 30,1999 and $6,411,000 for the same period in 2000. The variation principally relates to the issuance of debt and a loan issued to shareholder during the respective periods offset by principal payments of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Forward-Looking Statements

     This Report on Form 10-Q for the quarter ended September 30, 2000 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         No Form 8-K was filed during the quarter ended September 30, 2000.

                               S I G N A T U R E S

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   WILSHIRE OIL COMPANY OF TEXAS
                                   -----------------------------
                                   Registrant)


Date:  November 14, 2000           /s/ S. WILZIG IZAK
       -----------------           ------------------
                                   By: S. Wilzig Izak
                                   Chairman of the Board and
                                     Chief Executive Officer
                                   (Duly Authorized Officer and
                                     Chief Financial Officer)