Form 10-K
period 2000-12-31
WILSHIRE OIL CO OF TEXAS
filed 2001-04-02
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
   [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM _____________ TO ______________

                          COMMISSION FILE NUMBER 1-4673

                          WILSHIRE OIL COMPANY OF TEXAS
                          -----------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                              84-051366
-------------------------------                            ---------------------
(STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                             IDENTIFICATION NUMBER

          921 BERGEN AVENUE
       JERSEY CITY, NEW JERSEY                                           07306
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (201)  420-2796
                                                    ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                         Name of each exchange
  (Title of each class)                                   On which registered
--------------------------                              ------------------------
COMMON STOCK, $1 PAR VALUE                              AMERICAN  STOCK EXCHANGE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES __X___ NO _________

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE SHARES OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $25,620,840 BASED UPON THE CLOSING SALE PRICE OF THE STOCK, WHICH WAS $3.39 ON MARCH 16, 2001.

THE NUMBER OF SHARES OF THE REGISTRANT'S $1 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 16, 2001 WAS 7,960,788

                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS.

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS


                           Annual Report on Form 10-K

                                December 31, 2000

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page
                                                                            ----
Item 1.  Business..........................................................    1
Item 1a. Executive Officers of the Registrant..............................    6
Item 2.  Properties........................................................    6
Item 3.  Legal Proceedings.................................................   14
Item 4.  Submission of Matters to a Vote of Security Holders...............   14


                                     PART II

Item 5.  Market for the Registrant's Common Equity
         and Related Stockholders Matters..................................   14
Item 6.  Selected Financial Data...........................................   15
Item 7.  Management's Discussion and analysis of Financial Condition
         Results of Operations.............................................   18
Item 8.  Financial Statements..............................................  F-1
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...............................   27


                                    PART III

Item 10. Directors of the Registrant.......................................   27
Item 11. Executive Compensation............................................   27
Item 12. Security Ownership of Certain Beneficial Owners and Management       27
Item 13. Certain Relationships and Related Transactions....................   27


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   28

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

     This Report on Form 10-K for the year ended December 31, 2000 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."


               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

     For financial segment information please see Note 9, "Segment Information" of the "Notes to Consolidated Financial Statements", presented elsewhere herein. The Company has no export sales or sales to affiliated customers.


                             DESCRIPTION OF BUSINESS

OIL AND GAS OPERATIONS

     For a glossary of oil and gas terms, see "Properties - Oil and Gas Properties - Glossary."

     The Company conducts its oil and gas operations on the North American continent. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

     As of March 16, 2001, fifteen people are employed by the Company. Nine employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

     The Company participated in the drilling of 13 wells (3.1 net) in 2000 compared to 27 (5.4 net) in 1999. The United States program in 2000 consisted of the drilling of 3 development wells (.5 net), one oil and two gas. The Canadian drilling program in 2000 consisted of the drilling of 10 development wells (2.6 net), with all of these wells successfully completed as gas wells. Overall, the Company's drilling program had a success ratio of 100%.

     The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 2000 consolidated oil and gas revenues.

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

     The Company's expenses relating to preserving the environment during 2000 were not significant in relation to operating costs and the Company expects no material changes in 2001. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

     Holdings of marketable securities, at market value, amounted to $7,166,000 at December 31, 2000 and $5,211,000 at December 31, 1999. The Company realized gains from the sales of marketable securities of $24,000 in 1999. There were no gains from the sale of marketable securities in 2000.

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

     The Company's properties in New Jersey consists of apartment properties having 471 units. In addition, the Company holds various commercial/retail properties, including a 75,000 sq. ft. office building.

     The Company utilizes property management companies to assist in the management of its properties. Expenses incurred in operating the properties include, among other things, administrative costs, utilities, repairs and maintenance and property taxes.

     During the twelve months ended December 31, 2000, the Company sold four condominium units in New Jersey for a profit of approximately $305,000.

     On March 29, 2001, the Company purchased a 180 unit apartment complex in San Antonio, Texas at a cost of $5,250,000. The purchase was funded by a $977,000 cash down payment and an assumable mortgage of $4,273,000.

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

     The real estate industry is intensely competitive in nature. The Company competes with many other real estate operators and is not a significant factor in the markets it operates in.

     The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 2000, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

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

Executive Officers of Registrant

Name                              Age             Position with Registrant
----                              ---             ------------------------

S. Wilzig Izak                    42              Chairman of the Board and
                                                  Chief Executive Officer

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

     The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $3,020 Canadian.

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

     For information regarding costs incurred in 2000, please refer to the "Segment Information" in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:

                              United States                   Canada
                             (000's Omitted)               (000's Omitted)
                        ------------------------       ------------------------
                                        Proved                          Proved
                         Proved        Developed        Proved        Developed
                        Reserves       Reserves        Reserves        Reserves
                        --------       ---------       --------        --------
            2001        $  3,485        $  3,485       $ 11,006        $ 10,985

            2002        $  2,985        $  2,984       $ 14,589        $ 12,282

            2003        $  2,600        $  2,600       $ 15,473        $ 12,224

Remainder               $ 44,017        $ 27,310       $251,270        $198,384

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

     The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1998 and 1999 and 2000 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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

     The following table sets forth-summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:

                                               United States                     Canada
                                        -------------------------        ---------------------------
                                                         Proved                               Proved
                                        Proved          Developed         Proved            Developed
                                        ------          ---------        --------          ---------
                                              (000's  Omitted)                  (000's  Omitted)
2000   Oil              (Bbls)            1,268             482               870               552
       Gas              (Mcf)             9,592           9,592            28,900            23,075
       Net present value @ 10%          $28,582          16,938          $115,744           $91,627

1999   Oil              (Bbls)            1,428             446               939               615
       Gas              (Mcf)             8,791           8,791            36,578            30,419
       Net present value @ 10%          $19,976          $9,584          $ 33,029           $26,153

1998   Oil             (Bbls)             1,412             430             1,153               755
       Gas             (Mcf)              6,315           6,315            39,029            32,799
       Net present value @ 10%          $10,516          $5,891          $ 28,300           $23,111

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

     No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 2000 other than with the Securities and Exchange Commission.

PRODUCTION WELLS



     The following tabulations indicate the number of productive wells (gross and net) as of December 31, 2000:

                           Gas                Oil          Developed Acreage
                      ------------       -------------     ------------------
                      Gross   Net        Gross    Net       Gross         Net
                      -----  ----        -----    ----     --------      ------
United States          549   68.0         223     68.0       47,147      18,783
Canada                 253   62.4          95     10.0      167,260      26,730

PRODUCTION

     The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).


    Oil and Condensate (Bbls)                               Gas  (Mcf)
----------------------------------                ------------------------------
  United States             Canada                United States         Canada
  -------------             ------                -------------        ---------

2000        62,000          35,000                    957,000            833,000
1999        68,000          46,000                  1,048,000            921,000
1998        88,000          53,000                  1,039,000          1,021,000


     Average sales price per unit of oil or gas produced:

                   Oil                                     Gas
          ----------------------                   ----------------------
           U.S.          Canada                     U.S.           Canada
          -------        -------                   ------          ------
2000      $ 25.69        $ 24.66                   $ 3.07          $ 3.00
1999      $ 16.61        $ 12.49                   $ 1.82          $ 1.70
1998      $ 12.35        $ 10.27                   $ 1.78          $ 1.23

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

Average Production Cost Per Equivalent Barrel
of Oil in the United States and Canada:
---------------------------------------

                                   2000                1999             1998
                                  -----                -----            -----

   United States                  $7.75                $6.31            $6.34
   Canada                         $4.09                $3.20            $2.87

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

OIL AND GAS LEASES

     The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                              2000                              1999
                     ----------------------           ------------------------
                       Undeveloped Acres                Undeveloped Acres
                     ----------------------           ------------------------
                     Gross             Net            Gross               Net
                     ------           -----           ------             -----

United States        17,930           5,186           18,959             6,962
Canada               21,128           3,592           21,128             3,592

     A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

DRILLING

     The following table sets forth the results of the Registrant's drilling programs for the years covered:

                         Exploratory                                       Development Wells
           -----------------------------------------          ---------------------------------------
           Net Productive              Net Dry                Net Productive             Net Dry
           --------------          -----------------          ---------------        -----------------
           U.S.    Canada          U.S.       Canada          U.S.     Canada        U.S.       Canada
           ----    ------          ---        ------          ---      ------        ---        ------
2000        --       --            --           --            0.5       2.6          --           --
1999        --       --            1.5          --            --        3.9          --           --
1998        --       --            --           --            0.6       6.0          1.5          --
1997        --       --            --           --            0.4       4.9          --           --
1996        --       --            0.1          --            0.9       --           0.1          --

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

     Location                               General Character
     --------                               -----------------

     Arizona                   378 Unit Apartment Complex
     Arizona                   340 Unit Apartment Complex
     Arizona                    70 Unit Apartment Building
     Arizona                       Office Building
     Arizona                       Retail/Medical use Complex
     Texas                     228 Unit Apartment Complex
     Texas                     180 Unit Apartment Complex
     Florida                       Office Building
     Florida                       Apartment Properties (62 units)
     Georgia                    72 Unit Apartment Complex
     New Jersey                    Apartment Properties (471 units),
                                   including a 132 unit apartment
                                   complex
     New Jersey                    Commercial/Retail Properties,
                                   including a 75,000 sq. ft. office building

     The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 2000, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                                        (All in ($) Dollars)

            Quarter 1                Quarter 2              Quarter 3                Quarter 4
          High  -   Low              High  -  Low         High   -  Low           High     -   Low
        -----------------        ------------------      ----------------         ----------------
2000    4-5/16 - 3-3/8           4- 1/4  -  3- 1/4       4      - 3-1/4           4-1/4  - 3
1999    4-1/2  - 3-15/16         4 -9/16 -  3-13/16      5-3/16 - 3-13/16         4-3/8  - 3-5/16

     As of March 16, 2001 there were 8,354 common shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                         (Not covered by Report of Independent Public Accountants)

                             (In thousands of dollars except per share amounts)
                                                      For the Year Ended December 31
                                 -------------------------------------------------------------------------
                                    2000           1999            1998             1997            1996
                                 --------        --------        --------         --------        --------
Oil/Gas Revenues                 $  7,875        $  5,238        $  4,759         $  5,917        $  5,720
Real Estate Revenues               12,832          12,484          11,546            9,730           9,296
                                 --------        --------        --------         --------        --------
Total Revenues                   $ 20,707        $ 17,722        $ 16,305         $ 15,647        $ 15,016
                                 --------        --------        --------         --------        --------

Gross Profit
   Oil/Gas  (a)                  $  4,513        $  1,722        $   (927)        $  1,316        $  1,575
                                 --------         --------        --------        -------        --------

Gross Profit
   Real Estate (b)               $  3,049        $  3,684        $  2,684         $  2,420        $  2,600
                                 --------        --------        --------         --------        --------

Total Gross
   Profit                        $  7,562        $  5,406        $  1,757         $  3,736        $  4,175
                                 --------         --------       --------         --------        --------

Net Income                       $  1,224        $    614        $  1,007         $  5,536        $  4,709
                                 --------        --------        --------         --------        --------
Net income
per share of
common stock(C)                  $   0.15        $   0.07        $   0.11         $   0.58        $   0.49
                                 --------        --------        --------         --------        --------
Total assets at
year-end                         $ 98,541        $ 90,527        $ 94,601         $102,029        $ 98,378
                                 --------        --------        --------         --------        --------
Long-term
obligations                      $ 46,701        $ 46,935        $ 47,764         $ 51,587        $ 46,299
                                 --------        --------        --------         --------        --------
Cash dividends
per share                        $   --          $   --          $   --           $   --          $   0.10
                                 --------        --------        --------         --------        --------

a) Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b) Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

c)   Restated to give effect to stock dividends.

                                    QUARTERLY FINANCIAL DATA

                                           (Unaudited)

                                   (In thousands $ except per share amounts)

                                                           2000
                            -------------------------------------------------------------------
                              1st            2nd            3rd            4th           Year
                            -------        -------        -------        -------        -------
Oil/Gas Revenues            $ 1,345        $ 2,015        $ 2,107        $ 2,408        $ 7,875
Real Estate Revenues        $ 3,225        $ 3,159        $ 3,167        $ 3,281        $12,832
                            -------        -------        -------        -------        -------
Total Revenues              $ 4,570        $ 5,174        $ 5,274        $ 5,689        $20,707
                            -------        -------        -------        -------        -------

Gross Profit
   Oil/Gas (a)              $   439        $   901        $ 1,282        $ 1,891        $,4,513
Gross Profit
  Real Estate (b)           $   919        $   630        $   737        $   763        $ 3,049
                            -------        -------        -------        -------        -------
Total Gross Profit          $ 1,358        $ 1,531        $ 2,019        $ 2,654        $ 7,562
                            -------        -------        -------        -------        -------

Net Income                  $   132        $    75        $   543        $   474        $ 1,224
                            -------        -------        -------        -------        -------
Net Income
    Per Share               $  0.02        $  0.01        $  0.06        $  0.06        $  0.15
                            -------        -------        -------        -------        -------
Cash Dividends
    Per Share               $   .00        $   .00        $   .00        $   .00        $   .00
                            -------        -------        -------        -------        -------

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

                       WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                                  QUARTERLY FINANCIAL DATA

                                         (Unaudited)

                                     (In thousands $ except per share amounts)

                                                       1999
                        -------------------------------------------------------------------
                          1st            2nd            3rd            4th           Year
                        -------        -------        -------        -------        -------
Oil/Gas Revenues        $ 1,209        $ 1,194        $ 1,415        $ 1,420        $ 5,238
Real Estate Revenues    $ 3,054        $ 3,175        $ 3,056        $ 3,199        $12,484
                        -------        -------        -------        -------        -------
Total Revenues          $ 4,263        $ 4,369        $ 4,471        $ 4,619        $17,722
                        -------        -------        -------        -------        -------
Gross Profit
   Oil/Gas (a)          $   307        $   203        $ 1,065        $   147        $ 1,722
Gross Profit
  Real Estate (b)           910        $   980        $   671        $ 1,123        $ 3,684
                        -------        -------        -------        -------        -------
Total Gross Profit      $ 1,217        $ 1,183        $ 1,736        $ 1,270        $ 5,406
                        -------        -------        -------        -------        -------

Net Income              $    53        $    87        $   300        $   174        $   614
                        -------        -------        -------        -------        -------
Net Income
    Per Share           $  0.01        $  0.01        $  0.03        $  0.02        $  0.07
                        -------        -------        -------        -------        -------
Cash Dividends
    Per Share           $  --          $  --          $  --          $  --          $  --
                        -------        -------        -------        -------        -------

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

OIL AND GAS -

     The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Wyoming, Utah, and West Virgina. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

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

GENERAL - OIL AND GAS

     The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 2000, the average price of oil that the Company received was $25.32 compared to $14.95 for 1999, a price increase of 69%. Average gas prices received by the Company in 2000 were 72% higher than 1999 average gas prices. The average price of gas for 2000 was $3.01 compared to $1.77 for 1999.

     The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                                                    Fiscal Year Ended December 31
                                                         ---------------------------------------------------
Crude Oil and Natural Gas Production:                       2000                 1999                 1998
                                                         ---------            ---------            ---------
    Oil  (Bbls)........................................     97,000              114,000              141,000

    Gas (Mcf)..........................................  1,790.000            1,970,000            2,060,000

Average sales prices:
    Oil  (per Bbl).....................................     $25.32               $14.95               $11.57
    Gas (per Mfc)......................................     $ 3.01               $ 1.77               $ 1.51
Average production costs per BOE:                           $ 6.14               $ 4.90               $ 4.75

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

RESULTS OF OPERATIONS


YEAR ENDED DECEMBER 31, 2000("2000") COMPARED WITH YEAR ENDED DECEMBER 31, 1999("1999")

     Net income for the year ended December 31 was $1,224,000 in 2000 as compared to $614,000 in 1999.

     Operating income in 2000 was $5,873,000 compared to $3,760,000 in 1999, an increase of 56%. This increase in operating income is due to higher energy prices in 2000.

     Oil and gas revenues increased from $5,238,000 in 1999 to $7,875,000 in 2000. This increase was attributable to a sharp increase in the price of crude oil in 2000. Average oil prices increased from $14.95 per BBL in 1999 to $25.32 in 2000. Average gas prices increased from $1.76 per MCF in 1999 to $3.01 in 2000.

     Real estate revenues increased from $12,484,000 in 1999 to $12,832,000 in 2000. This increase was principally due to higher rents.

     Oil and gas production expense was higher in 2000 than 1999. Oil and gas production expense amounted to $2,224,000 in 2000 and $2,003,000 in 1999, primarily as a result of cost increases.

     Depreciation, depletion and amortization of oil and gas assets amounted to $1,138,000 in 2000 compared to $1,513,000 in 1999. This decrease in depletion expense resulted from an increase in value of the Company's reserves due to higher oil and gas prices. Real estate depreciation was $2,126,000 in 2000 compared to $2,073,000 in 1999.

     General and administrative expense was comparable in 2000 and 1999. General and administrative expense amounted to $1,689,000 in 2000 compared to $1,646,000 in 1999.

     Interest expense increased from $3,944,000 in 1999 to $4,419,000 in 2000. This increase is attributable to higher interest rates in 2000 and an increase in short term loans.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are due to foreign resource tax credits in Canada, and the dividend exclusion in the United States.

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

     Depreciation, depletion and amortization of oil and gas assets amounted to $1,513,000 in 1999 compared to $2,367,000 in 1998. This decrease in depletion expense resulted from an increase in value of the Company's reserves due to higher oil and gas prices. Also, the Company additionally provided a depreciation, depletion and amortization ceiling charge of $1,022,000 in 1998 to reflect the substantial declines in the price of crude oil. Real estate depreciation was $2,073,000 in 1999 compared to $1,752,000 in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000 the Company had approximately $10.0 million in marketable securities at cost, with a market value of approximately $7.2 million. The current ratio at December 31, 2000 was .8 to 1 on a market basis and the Company's working capital was $(3) million at December 31, 2000. Management considers these amounts adequate as the Company intends to refinance its current portion of long-term debt as it comes due..

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

     During the year ended December 31, 2000, the Company did not acquire any real estate property.. The Company will continue to explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     During the year ended December 31, 2000, the Company refinanced $4,200,000. These funds were borrowed on a long-term basis at favorable rates. The proceeds of this loan was used to pay off the original first-mortgage loan and for investment and working capital purposes.

     Net cash provided by (used in) operating activities was $3,620,000, $5,225,000 and $(3,959,000) in 2000, 1999 and 1998, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

     Net cash provided by (used in) investing activities was $(10,767,000), $(2,821,000) and $5,100,000 in 2000, 1999 and 1998, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $5,700,000 in 1998. Proceeds from sales and redemptions of securities amounted to $602,000 in 1999 and $18,186,000 in 1998. Additionally, purchases of marketable securities amounted to $4,355,000 in 2000, $1,338,000 in 1999 and $2,813,000 in 1998.
Proceeds form sales of real estate properties amounted to $1,602,000 in 1999 and $691,000 in 2000. The Company purchased $3,500,000 in mortgages notes in 2000.

     Net cash provided by (used in) financing activities was $8,224,000 $(5,094,000), and $(2,100,000) in 2000, 1999 and 1998, respectively. The variations principally relate to the issuance, refinance, and repayments of long-term debt. See Footnote No. (4) to the consolidated financial statements for a schedule of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-K for the year ended December 31, 2000 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2000 AND 1999, AND THE
THREE YEARS ENDED DECEMBER 31, 2000,1999 AND 1998
TOGETHER WITH AUDITORS' REPORT

INDEX

                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

CONSOLIDATED FINANCIAL STATEMENTS:

    Consolidated Balance Sheets as of December 31, 2000 and 1999           F-2

    Consolidated Statements of Income for the Years Ended
      December 31, 2000, 1999 and 1998                                     F-3

    Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 2000, 1999 and 1998                         F-4

    Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2000, 1999 and 1998                                     F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 F-7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                              ARTHUR ANDERSEN LLP

Roseland, New Jersey
March 28, 2001

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999

                                         ASSETS                                         2000                   1999
                                                                                     ------------          ------------
CURRENT ASSETS:
       Cash and cash equivalents (Note 2)                                            $  2,925,000          $  1,887,000
       Marketable securities, available-for-sale, at fair value (Notes 2 and 3)         7,166,000             5,211,000
       Accounts receivable (Note 2)                                                     2,243,000             1,188,000
       Income taxes receivable (Note 7)                                                   332,000               510,000
       Deferred income taxes (Notes 2 and 7)                                            1,295,000               224,000
       Prepaid expenses and other current assets                                        1,240,000             1,326,000
                                                                                     ------------          ------------
                                  Total current assets                                 15,201,000            10,346,000
                                                                                     ------------          ------------

MORTGAGE NOTES RECEIVABLE (Note 4)                                                      3,500,000                  --
                                                                                     ------------          ------------

PROPERTY AND EQUIPMENT (Notes 2, 3, 9 and 10):
       Oil and gas properties, using the full cost method of accounting               137,458,000           136,540,000
       Real estate properties                                                          61,402,000            59,602,000
       Other property and equipment                                                       312,000               392,000
                                                                                     ------------          ------------
                                                                                      199,172,000           196,534,000
       Less- Accumulated depreciation, depletion and amortization                     119,332,000           116,353,000
                                                                                     ------------          ------------
                                                                                       79,840,000            80,181,000
                                                                                     ------------          ------------
                                                                                     $ 98,541,000          $ 90,527,000
                                                                                     ============          ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Current portion of long-term debt (Note 3)                                    $ 14,842,000          $  4,682,000
       Loan payable to shareholder (Note 5)                                               400,000                  --
       Accounts payable                                                                 1,986,000             2,023,000
       Accrued liabilities (Note 8)                                                     1,159,000               985,000
                                                                                     ------------          ------------
                                  Total current liabilities                            18,387,000             7,690,000
                                                                                     ------------          ------------

LONG-TERM DEBT, less current portion (Note 3)                                          46,701,000            46,935,000
                                                                                     ------------          ------------

DEFERRED INCOME TAXES (Notes 2 and 7)                                                  11,994,000            11,934,000
                                                                                     ------------          ------------

OTHER LONG-TERM LIABILITIES                                                                31,000                  --
                                                                                     ------------          ------------

COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Notes 2 and 8):
       Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2000 and 1999
       Common stock, $1 par value, 15,000,000 shares authorized; issued
         10,013,544 shares in 2000 and 1999
                                                                                       10,014,000            10,014,000
       Capital in excess of par value                                                   9,029,000             9,029,000
       Treasury stock, 2,037,556 and 1,486,823 shares in 2000 and 1999,
         respectively, at cost                                                         (9,850,000)           (7,748,000)
       Retained earnings                                                               17,112,000            15,888,000
       Accumulated other comprehensive loss                                            (4,877,000)           (3,215,000)
                                                                                     ------------          ------------
                                                                                       21,428,000            23,968,000
                                                                                     ------------          ------------
                                                                                     $ 98,541,000          $ 90,527,000
                                                                                     ============          ============

        The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1999

                                                                 2000                1999            1998
                                                              -----------         -----------         -----------
REVENUES (Notes 2, 9 and 10):
   Oil and gas                                                $ 7,875,000         $ 5,238,000         $ 4,759,000
   Real estate                                                 12,832,000          12,484,000          11,546,000
                                                              -----------         -----------         -----------
              Total revenues                                   20,707,000          17,722,000          16,305,000
                                                              -----------         -----------         -----------

COSTS AND EXPENSES (Notes 4, 9 and 10):
   Oil and gas production expenses                              2,224,000           2,003,000           2,297,000
   Real estate operating expenses                               7,657,000           6,727,000           7,133,000
   Depreciation and amortization                                2,126,000           2,073,000           1,752,000
   Depreciation, depletion and amortization of oil
      and gas properties                                        1,138,000           1,513,000           2,367,000
   Depreciation, depletion and amortization ceiling
      charge (Note 2)                                                --                  --             1,022,000
   General and administrative                                   1,689,000           1,646,000           1,601,000
              Total costs and expenses                         14,834,000          13,962,000          16,172,000
                                                              -----------         -----------         -----------
              Income from operations                            5,873,000           3,760,000             133,000
                                                              -----------         -----------         -----------

GAIN ON SALES OF MARKETABLE SECURITIES                               --                24,000           4,932,000

OTHER INCOME, net                                                 423,000             984,000             636,000

INTEREST EXPENSE (Note 3)                                      (4,419,000)         (3,944,000)         (3,937,000)
                                                              -----------         -----------         -----------
              Income before provision for income taxes          1,877,000             824,000           1,764,000

PROVISION FOR INCOME TAXES (Note 7)                               653,000             210,000             757,000
                                                              -----------         -----------         -----------
              Net income                                     $  1,224,000        $    614,000         $ 1,007,000
                                                             ============        ============         ===========

BASIC AND DILUTED EARNINGS PER SHARE                         $       0.15        $       0.07         $      0.11
                                                             ============        ============         ===========


      The accompanying notes to consolidated financial statements are an integral part of these statements.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DECEMBER 31, 2000, 1999 AND 1998

                                                       Preferred Stock               Common Stock
                                                    ---------------------      --------------------------        Capital
                                                      Shares                      Shares                      Excess of Par
                                                      Issued       Amount         Issued       Amount             Value
                                                    -----------   ---------    ------------  ------------     -------------

BALANCE, December 31, 1997 ...................          --      $   --            $ 10,013,544  $ 10,014,000   $  9,522,000
    Comprehensive loss, year ended
      December 31, 1998-
       Net income ............................          --          --               --            --             --
       Other comprehensive income-
          Net translation adjustment,
            current year .....................          --          --               --            --             --
          Change in unrealized gain
            on marketable securities,
            net of income taxes of $97,000 ...          --          --               --            --             --

Comprehensive loss ...........................          --          --               --            --             --

Amortization of deferred compensation
  (Note 6) ...................................          --          --               --            --           (366,000)
Exercise of stock options (Note 6) ...........          --          --               --            --            (10,000)
Purchase of treasury stock ...................          --          --               --            --             --
                                                    -----------   ---------    ------------  ------------  -------------

BALANCE, December 31, 1998 ...................          --          --           10,013,544    10,014,000      9,146,000
    Comprehensive income, year ended
    December 31, 1999-
       Net income ............................          --          --              --            --             --
       Other comprehensive income-
          Net translation adjustment .........          --          --              --            --             --
          Change in unrealized loss
            on marketable securities,
            net of income tax benefit
            of $224,000 ......................          --          --              --            --             --


Comprehensive income .........................          --          --              --            --             --

Amortization of deferred compensation (Note 6)          --          --              --            --            (117,000)
Purchase of treasury stock ...................          --          --              --            --             --
                                                    -----------   ---------    ------------  ------------  -------------
BALANCE, December 31, 1999 ...................          --          --           10,013,544    10,014,000      9,029,000
    Comprehensive income, year ended
    December 31, 2000-
       Net income ............................          --          --              --            --             --
       Other comprehensive income-
          Net translation adjustment .........          --          --              --            --             --
          Change in unrealized loss on
           marketable securities,
           net of income tax benefit
           of  $1,295,000 ....................          --          --              --            --             --


Comprehensive loss ...........................          --          --              --            --             --

Purchase of treasury stock ...................          --          --              --            --             --
                                                    -----------   ---------    ------------  ------------  -------------
BALANCE, December 31, 2000 ...................          --          --         $ 10,013,544  $ 10,014,000   $  9,029,000
                                                    ===========   =========    ============  ============  =============
                                                                             Accumulated
                                                                           Other Capital in
                                                           Treasury         Comprehensive     Retained          Comprehensive
                                                            Stock           Income (Loss)     Earnings          Income (Loss)
                                                      --------------        -------------  ------------         -------------
BALANCE, December 31, 1997 ...................        $ (3,857,000)         $ (1,209,000)  $ 14,267,000                --
    Comprehensive loss, year ended
      December 31, 1998-
       Net income ............................                --                    --        1,007,000           $ 1,007,000
       Other comprehensive income-
          Net translation adjustment,
            current year .....................                --                (687,000)          --                (687,000)
          Change in unrealized gain
            on marketable securities,
            net of income taxes of $97,000 ...                --              (1,501,000)          --              (1,501,000)
                                                                                                                   ----------
Comprehensive loss ...........................                --                    --             --             $(1,181,000)
                                                                                                                  ===========
Amortization of deferred compensation
  (Note 6) ...................................                --                    --             --
Exercise of stock options (Note 6) ...........              17,000                  --             --
Purchase of treasury stock ...................          (1,463,000)                 --             --
                                                       -----------           ------------    ----------

BALANCE, December 31, 1998 ...................          (5,303,000)           (3,397,000)    15,274,000
    Comprehensive income, year ended
    December 31, 1999-
       Net income ............................                --                    --          614,000           $   614,000
       Other comprehensive income-
          Net translation adjustment .........                --                 574,000           --                 574,000
          Change in unrealized loss
            on marketable securities,
            net of income tax benefit
            of $224,000 ......................                --                (392,000)          --                (392,000)
                                                                                                                  -----------
Comprehensive income .........................                --                    --             --             $   796,000
                                                                                                                  ===========
Amortization of deferred compensation (Note 6)                --                    --             --
Purchase of treasury stock ...................          (2,445,000)                 --             --
                                                       -----------           ------------    ----------
BALANCE, December 31, 1999 ...................          (7,748,000)           (3,215,000)    15,888,000
                                                       -----------           ------------    ----------
    Comprehensive income, year ended
    December 31, 2000-
       Net income ............................                --                    --         1,224,000          $ 1,224,000
       Other comprehensive income-
          Net translation adjustment .........                --                (351,000)          --                (351,000)
          Change in unrealized loss on
           marketable securities,
           net of income tax benefit
           of  $1,295,000 ....................                --              (1,311,000)          --              (1,311,000)
                                                                                                                  -----------
Comprehensive loss ...........................                --                    --             --             $  (438,000)
                                                                                                                  ===========
Purchase of treasury stock ...................          (2,102,000)                 --             --                    --
                                                      ------------          ------------   ------------
BALANCE, December 31, 2000 ...................        $ (9,850,000          $ (4,877,000)  $ 17,112,000
                                                      ============          ============   ============

             The accompanying notes to consolidated financial statements are an integral part of these statements.


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2000, 1999 AND 1998

                                                                     2000           1999          1998
                                                                 ------------   -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ................................................  $  1,224,000   $   614,000   $  1,007,000
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities-
          Depreciation, depletion and amortization ............     3,264,000     3,586,000      5,141,000
          Deferred income tax (benefit) provision .............        60,000       (96,000)      (204,000)
          Adjustment of deferred and unearned
              compensation in connection with
              nonqualified stock option plan, net .............          --         (48,000)      (105,000)
    Gain on sales of marketable securities ....................          --         (24,000)    (4,932,000)
    Gain on sales of real estate properties ...................      (305,000)     (701,000)          --
    Changes in operating assets and liabilities-
       Decrease (increase) in accounts receivable .............    (1,055,000)    1,327,000     (1,454,000)
       Decrease (increase) in income taxes receivable .........       178,000       236,000       (746,000)
       Decrease (increase) in prepaid expenses and
          other current assets ................................        86,000        33,000       (410,000)
       Decrease in dividends payable ..........................          --            --          (18,000)
       Increase in other liabilities ..........................        31,000          --             --
       Increase (decrease) in accounts payable, accrued
          liabilities and taxes payable .......................       137,000       298,000     (2,238,000)
                                                                 ------------   -----------   ------------
                 Net cash provided by (used in) operating
                    activities ................................     3,620,000     5,225,000     (3,959,000)
                                                                 ------------   -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net .................................    (3,622,000)   (3,687,000)   (10,273,000)
    Purchases of marketable securities ........................    (4,355,000)   (1,338,000)    (2,813,000)
    Purchase mortgage notes ...................................    (3,500,000)         --             --
    Proceeds from sales and redemptions of marketable
      securities ..............................................        19,000       602,000     18,186,000
    Proceeds from sales of real estate properties .............       691,000     1,602,000           --
                                                                 ------------   -----------   ------------
             Net cash (used in) provided by investing
                    activities ................................   (10,767,000)   (2,821,000)     5,100,000
                                                                 ------------   -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt ............................    14,125,000     1,000,000     12,179,000
    Principal payments of long-term debt ......................    (4,199,000)   (3,649,000)   (12,823,000)
    Purchase of treasury stock ................................    (2,102,000)   (2,445,000)    (1,463,000)
    Loan payable to shareholder ...............................       400,000          --             --
    Exercise of stock options .................................          --            --            7,000
                                                                 ------------   -----------   ------------
                 Net cash provided by (used in) financing
                    activities ................................     8,224,000    (5,094,000)    (2,100,000)
                                                                 ------------   -----------   ------------

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

DECEMBER 31, 2000, 1999 AND 1998


                                                                        2000              1999              1998
                                                                  ---------------    ---------------   ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           $       (39,000)   $       133,000   $      (131,000)
                                                                  ---------------    ---------------   ---------------
                 Net increase (decrease) in cash and
                   cash equivalents                                     1,038,000         (2,557,000)       (1,090,000)

CASH AND CASH EQUIVALENTS, beginning of year                            1,887,000          4,444,000         5,534,000
                                                                  ---------------    ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of year                            $     2,925,000    $     1,887,000   $     4,444,000
                                                                  ===============    =================================
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
       Cash paid during the year for-
          Interest                                                $     4,258,000    $     3,727,000   $     4,303,000
          Income taxes, net                                               152,000             78,000         3,058,000
                                                                  ===============    ===============   ===============

         The accompanying notes to consolidated financial statements are an integral part of these statements.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

Wilshire Oil Company of Texas (the Company) is a diversified corporation engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted, both in its own name and through several wholly-owned subsidiaries, in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas production is sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Georgia and Texas. The Company also maintains investments in marketable securities, which are available-for-sale.

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

Marketable Securities, Available-for-Sale

As of December 31, 2000 and 1999, the marketable securities of the Company consist primarily of equity securities, all of which are classified as available-for-sale. These securities are carried at fair value based upon quoted market prices. Unrealized gains and losses, representing differences between an investment's cost and its fair value, are charged (credited) directly to shareholders' equity, net of related income taxes, as a component of accumulated comprehensive loss. The cost of securities sold is determined on a specific identification basis.

Included in accounts receivable at December 31, 1998 is approximately $1.4 million due from the Company's broker, related to sales of marketable securities in 1998 which settled in 1999.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property And Equipment

     Oil And Gas Properties

The Company follows the accounting policy, generally known in the oil industry as "full cost accounting". Under full cost accounting, the Company capitalizes all costs, including interest costs, relating to the exploration for and development of its mineral resources. Under this method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves.

Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Due to this limitation, during 1998 the Company provided an additional charge for depreciation, depletion and amortization of $1,022,000 as a result of substantial declines in the prices received for oil and gas. This additional charge is included in depreciation, depletion and amortization in the accompanying consolidated statements of income. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 2000 and 1999.

     Real Estate And Other Properties

Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

As of December 31, 2000 and 1999, real estate properties consist of land with an aggregate cost of $15,146,000 and $14,760,000, buildings with an aggregate cost of $38,786,000 and $38,157,000 and furniture and fixtures with an aggregate cost of $7,470,000 and $6,685,000, respectively.

Impairment of Property and Equipment

The Company complies with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121) for their non oil and gas producing assets. As of December 31, 2000 and 1999, the Company has determined that no impairment has occurred in accordance with the measurement criteria prescribed by SFAS 121.

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

Income Taxes

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

approach, deferred taxes are provided for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences are those related to tax over book depreciation, depletion, and amortization and unrealized gains and losses on marketable securities (see Note 7).

Foreign Operations

The assets and liabilities of the Company's Canadian subsidiary have been translated at current exchange rates, and the related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses are reflected as a component of accumulated other comprehensive loss until the sale or liquidation of the underlying foreign investment.

Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $17,613,000 and $15,658,000 at December 31, 2000 and 1999, respectively.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123). As of December 31, 1999 and 1998, there were several stock option plans subject to the provisions of SFAS 123.

Net Income Per Common Share

Basic earnings per share are calculated based on total weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share-

                                                      2000        1999        1998
                                                   ----------  ----------  ----------
Numerator-
   Net income -
       Basic and Diluted ........................  $1,224,000  $  614,000  $1,007,000
                                                   ----------  ----------  ----------
Denominator-
   Weighted average common shares
       outstanding - Basic ......................   8,160,546   8,559,374   9,297,119

   Incremental shares from assumed conversions of
       stock options ............................        --          --        47,628
                                                   ----------  ----------  ----------
   Weighted average common shares outstanding -
       Diluted ..................................   8,160,546   8,559,374   9,344,747
                                                   ----------  ----------  ----------
Basic earnings per share ........................  $     0.15  $      .07  $     0.11
Diluted earnings per share ......................  $     0.15  $      .07  $     0.11

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accumulated Other Comprehensive Income

Comprehensive income includes net income, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The Company has chosen to disclose Comprehensive Income in the Consolidated Statements of Shareholders' Equity.

Changes in the components of Accumulated Other Comprehensive Income (Loss) for the years 1998, 1999 and 2000 are as follows-

                                      Unrealized Gains       Cumulative         Accumulated
                                        (Losses) on       Foreign Currency        Other
                                     Available-for-Sale      Translation       Comprehensive
                                         Securities          Adjustment        Income (Loss)
                                       --------------     --------------    --------------
   Balance, December 31, 1997          $    1,619,000     $   (2,828,000)   $   (1,209,000)
      Change for the year 1998             (1,501,000)          (687,000)       (2,188,000)
                                       --------------     --------------    --------------
    Balance, December 31, 1998                 118,000         (3,515,000)       (3,397,000)
      Change for the year 1999               (392,000)           574,000           182,000
                                       --------------     --------------    --------------
   BALANCE, December 31, 1999                (274,000)        (2,941,000)       (3,215,000)
      Change for the year 2000             (1,311,000)          (351,000)       (1,662,000)
                                       --------------     --------------    --------------
                                       $   (1,585,000)    $   (3,292,000)   $   (4,877,000)
                                       ==============     ==============    ==============

Reclassifications

Certain reclassifications have been made to the prior year's financial information to conform to the current year presentation.

3.   LONG-TERM DEBT

Long-term debt as of December 31 consists of the following-

                                                        2000        1999
                                                    -----------  -----------
Mortgage notes payable (a) .......................  $22,496,000  $24,740,000
Mortgage notes payable (b) .......................   17,062,000   17,226,000
Mortgage notes payable (c) .......................    5,610,000    5,676,000
Mortgage note payable (d) ........................    4,200,000         --
Note payable (e) .................................    6,075,000    1,975,000
Revolving line of credit (f) .....................    3,500,000    2,000,000
Revolving line of credit (g) .....................    2,600,000         --
                                                    -----------  -----------
                                                     61,543,000   51,617,000
Less- Current portion ............................   14,842,000    4,682,000
                                                    -----------  -----------
                                                    $46,701,000  $46,935,000
                                                    ===========  ===========

(a) At December 31, 2000, the Company had mortgage notes payable to The Trust Company of New Jersey (The Trust Company) totaling $22,496,000 payable in monthly and quarterly installments, bearing interest at a weighted average effective interest rate of 7.26%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties and mature at various dates through 2010.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(b) The Company has two mortgage notes payable to Criimi Mae/Citicorp Real Estate (Criimi Mae). The Criimi Mae notes at December 31, 2000 are payable in monthly installments, bear interest at a rate of 7.48% and mature in November 2007.

(c) In August 1999, Criimi Mae transferred servicing of two of the mortgage notes payable, reflected in (b), to Orix Real Estate Capital Markets, LLC
    (ORIX). The Orix notes are payable in monthly installments, bearing a weighted average interest rate of 7.05% and mature in July 2028.

(d) In December 2000, the Company obtained a mortgage note payable for $4,200,000 from Columbia Savings Bank. The mortgage note at December 31, 2000 is payable in monthly installments, bearing interest at a rate of 8.00%, which matures in January 2011 and is secured by the property.

(e) In 1999, the Company had an outstanding note payable for $1,975,000 to The Trust Company. In August 2000, the Company renewed the note, bearing interest at the prime lending rate (9.5% at December 31, 2000), which matures in August 2001 and is secured by certain marketable securities.

    In addition, in June 2000, the Company obtained a partially secured note payable to The Trust Company for $2,100,000. This loan bears interest at the prime lending rate of 9.5% at December 31, 2000 and matures in May 2001.

    The Company also obtained a note payable for $2,000,000 in December 2000, to The Trust Company. This loan bears interest at 6.5%, which matures in March 2001 and is secured by a certificate of deposit. The amount has been paid in full subsequent to year-end.

(f) In 1999, the Company had an unsecured $2,000,000 revolving line of credit from The Trust Company. In August 2000, the revolving line of credit was renewed. This loan bears interest at the prime lending rate and matures in August 2001. In addition, the Company obtained an unsecured line of credit for $1,500,000 in December 2000, which bears interest at the prime lending rate and matures in March 2001. The Company intends to extend this note to June 2001.

(g) In June 2000, the Company obtained a revolving line of credit from the Provident Savings Bank for 2,600,000 all of which was outstanding at December 31, 2000. This loan bears interest at the prime lending rate of 9.5% at December 31, 2000 and matures in June 2001.

The aggregate maturities of the long-term debt in each of the five years subsequent to 2000 and thereafter are-

    2001                                                      $14,842,000
    2002                                                          602,000
    2003                                                        3,357,000
    2004                                                       10,210,000
    2005                                                          603,000
    Thereafter                                                 31,929,000
                                                              -----------
                                                              $61,543,000
                                                              ===========

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   MORTGAGE NOTES RECEIVABLE

During June 2000, the Company acquired mortgage notes receivable secured by underlying property from The Trust Company for a fair value price of $3,500,000. This transaction was financed in part with the $2,100,000 note payable discussed in Note 3 (e) above.

5.   LOAN PAYABLE TO SHAREHOLDER

During 2000, a shareholder loaned the Company $900,000, payable on demand at the prime interest rate. At December 31, 2000, $400,000 was outstanding under this loan.

6.   STOCK OPTIONS

Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 114,555 shares of common stock were outstanding to officers, key consultants and employees at December 31, 2000. No additional options may be granted under these plans.

In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. During 1999, the Company granted 5,000 options, to purchase common stock under the Director Plan. No options were granted under either plan during 2000. At December 31, 2000, 3,090 and 82,100 options were outstanding under the Incentive Plan and Director Plan, respectively.

The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

The Company has adopted the disclosure-only provisions of SFAS 123. As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $6,000 with no per share effect in 2000, $49,000 with no per share effect in 1999 and $52,000 with $.01 per share effect in 1998. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1999 and 1998 was $2.09 and $3.14 per share, respectively.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.94 per share in 1999 and $6.00 per share in 1998 and the following weighted average assumptions; risk-free interest rate of 6.19% for 1999 and 5.78% for 1998, volatility of 25.94% for 1999 and 26.07% for 1998, and no dividend yield for 1999 and 1998.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes stock option activity for 2000 and 1999-

                                                        2000                           1999
                                               -----------------------       -------------------------
                                                              Price                           Price
                                                Shares       Low-High        Shares          Low-High
                                               -----------------------       -------------------------
Options outstanding at beginning of
  year ..................................      199,745       $1.00-6.71       419,067       $1.00-6.71
Options granted .........................         --               --           5,000           3.94
Options exercised .......................         --               --            --             --
Options terminated and expired ..........      (25,373)      3.87-5.53       (224,322)          4.31
                                               -------       ----------      --------       ----------
Options outstanding at end of year (a) ..      174,372       $1.00-6.71       199,745       $1.00-6.71
                                               -------       ----------      --------       ----------
Options exercisable at end of year ......      160,162       $1.00-6.71       168,497       $1.00-6.71
                                               =======       ==========       =======       ==========

    (a) At December 31, 2000, options outstanding include options ($1.00 to $6.71 per share) granted to certain employees and key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1.00) by an amount equal to the increase in market value from the date of grant. Included in these options are options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 2000, 1999 and 1998, $0, $69,000, and $105,000
        respectively, was charged to operations, and $0, $48,000 and $261,000, respectively, was charged to oil and gas properties relating to such options.

        As of December 31, 2000 and 1999, included in accrued liabilities is $31,000 and $264,000 payable to certain individuals for stock appreciation rights. These amounts are currently payable under certain conditions.

7.   INCOME TAXES

Provision (benefit) for income taxes consist of the following-

                                    2000              1999               1998
                                ---------          ---------          ---------
Federal-
   Current ............         $(164,000)         $ 251,000          $ 900,000
   Deferred ...........            84,000           (350,000)          (377,000)
                                ---------          ---------          ---------
                                  (80,000)           (99,000)           523,000
                                ---------          ---------          ---------
Foreign-
   Current ............           767,000             63,000             42,000
   Deferred ...........           (24,000)           254,000            173,000
                                ---------          ---------          ---------
                                  743,000            317,000            215,000
                                ---------          ---------          ---------

State .................           (10,000)            (8,000)            19,000
                                ---------          ---------          ---------
          Total .......         $ 653,000          $ 210,000          $ 757,000
                                =========          =========          =========

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A reconciliation of the differences between the effective tax rate and the statutory U. S. income tax rate is as follows-

                                                    2000              1999              1998
                                                ----------     ------------        ---------
Federal income tax provision at
  statutory rate ..........................      $ 638,000     $    280,000        $ 600,000

State income tax provision (benefit) net of
   Federal benefit ........................         (7,000)          (5,000)          13,000
Impact of foreign operations ..............        109,000          (20,000)        (176,000)
Dividend exclusion ........................        (87,000)         (45,000)         (90,000)
Provision for Internal Revenue Service
  review (Note 8) .........................           --               --            410,000
                                                 $ 653,000        $ 210,000        $ 757,000
                                                 ---------        ---------        ---------
Effective tax rate ........................           34.8%            25.5%            42.9%
                                                 =========        =========        =========

Significant components of deferred tax liabilities as of December 31, 1999 and 1998 were as follows-

                                                                2000         1999
                                                             -----------  -----------
Tax over book depreciation, depletion and amortization-
   Oil and gas and real estate properties -- U. S .....      $ 7,575,000  $ 7,491,000
   Oil and gas properties -- Canada ...................        4,419,000    4,443,000
Unrealized (loss) gain on marketable securities .......       (1,295,000)    (224,000)
                                                             -----------  -----------
          Net deferred tax liabilities ................       10,699,000   11,710,000

Deferred tax assets reclassified to current ...........        1,295,000      224,000
                                                             -----------  -----------
          Noncurrent deferred tax liability ...........      $11,994,000  $11,934,000
                                                             ===========  ===========

8.   COMMITMENTS AND CONTINGENCIES

During 1998, Federal income tax returns of the Company and its subsidiaries for the years 1994 through 1996 were under review by the IRS. During 1998, the Company received a notice of assessment from the IRS and completed full settlement of this Federal tax liability of $430,000, including accrued interest.

The Company's income tax returns for the State of Arizona are currently under review by the local tax authorities for the years 1993 through 1998. The Company believes that final settlement of its state tax liability for those years will not have a material impact on its consolidated financial position or results of operations.

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

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As of December 31, 2000 and 1999, $7,975,988 and $8,526,621, respectively,
Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2000 and 1999, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

The Company does not have significant lease commitments or post retirement benefits.

9.   SEGMENT INFORMATION

The Company is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent. The Company also conducts real estate operations throughout the United States.

Oil and Gas

The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

Real Estate

The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes, as well as commercial and retail properties.

Corporate

The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holding in marketable securities and focused its resources in the oil and gas and real estate divisions.

The following segment data is presented based on the Company's internal management reporting system-

                                      2000             1999              1998
                                  -----------     ------------  ---------------
Gross revenues-
   Oil and gas-United States      $ 4,474,000     $  3,071,000  $     2,964,000
   Oil and gas-Canada ......        3,401,000        2,167,000        1,795,000
   Real estate .............       12,832,000       12,484,000       11,546,000
                                  -----------     ------------  ---------------
                                  $20,707,000     $ 17,722,000  $    16,305,000
                                  ===========     ============  ===============

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                 2000              1999              1998
                                                          ---------------   ---------------  ---------------

       Income (loss) from operations-
          Oil and gas-United States (a) ................  $       826,000   $      (680,000) $    (3,011,000)
          Oil and gas-Canada (a) .......................        2,222,000           953,000          707,000
          Real estate (a) ..............................        3,181,000         3,684,000        2,684,000
          Corporate (a) ................................         (356,000)         (197,000)        (247,000)
                                                          ---------------   ---------------  ---------------
                                                          $     5,873,000   $     3,760,000  $       133,000
                                                          ===============   ===============  ===============

       Depreciation, depletion and amortization-
          Oil and gas-United States ....................  $       928,000   $     1,160,000  $     3,062,000
          Oil and gas-Canada ...........................          192,000           332,000          327,000
          Real estate ..................................        2,126,000         2,073,000        1,729,000
          Corporate ....................................           18,000            21,000           23,000
                                                          ---------------   ---------------  ---------------
                                                          $     3,264,000   $     3,586,000  $     5,141,000
                                                          ===============   ===============  ===============

       Identifiable assets-
          Oil and gas-United States ....................  $    16,400,000   $    16,418,000  $    16,920,000
          Oil and gas-Canada ...........................       14,964,000        14,334,000       12,727,000
          Real estate ..................................       36,698,000        40,367,000       54,354,000
          Corporate ....................................       30,479,000        19,408,000       10,600,000
                                                          ---------------   ---------------  ---------------
                                                          $    98,541,000   $    90,527,000  $    94,601,000
                                                          ===============   ===============  ===============

       Capital expenditures-
          Oil and gas-United States ....................  $       864,000   $       821,000  $     1,510,000
          Oil and gas-Canada ...........................          921,000         1,136,000        1,160,000
          Real estate ..................................        2,186,000         1,870,000        7,809,000
          Corporate ....................................           27,000             6,000           21,000
                                                          ---------------   ---------------  ---------------
                                                          $     3,998,000   $     3,833,000  $    10,500,000
                                                          ===============   ===============  ===============

     (a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

10.  GEOGRAPHIC INFORMATION
     ----------------------

The following is a description by geographic location-

                                2000             1999              1998
                            -----------    ---------------    --------------
 Gross revenues-
   United States .....      $17,306,000    $    15,555,000    $   14,510,000
   Canada ............        3,401,000          2,167,000         1,795,000
                            -----------    ---------------    --------------
                            $20,707,000    $    17,722,000    $   16,305,000
                            ===========    ===============    ==============

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


       Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                                  Crude Oil, Condensate and Natural Gas Liquids
                                                  ---------------------------------------------
                                                                  (Barrels)
                                        ----------------------------------------------------------------------
                                               United States                              Canada
                                        -------------------------------        -------------------------------
                                         2000        1999          1998         2000        1999         1998
                                        -----        -----        -----         ----        -----        -----
Proved Reserves-Beginning of Year       1,428        1,412        1,405          939        1,153        1,194
Revisions of previous estimates .         (98)          84           60          (34)        (168)          12
Sale of minerals in place .......         -0-          -0-          -0-          -0-          -0-          -0-
Extensions and discoveries ......         -0-          -0-           35          -0-          -0-          -0-
Production ......................         (62)         (68)         (88)         (35)         (46)         (53)
                                        -----        -----        -----         ----        -----        -----

Proved Reserves-End of Year .....       1,268        1,428        1,412          870          939        1,153
                                        -----        -----        -----         ----        -----        -----

Proved Developed Reserves- ......         447          430          423          615          755          834
                                        -----        -----        -----         ----        -----        -----
       Beginning of Year

       End of Year ..............         482          447          430          552          615          755
                                        =====        =====        =====         ====        =====        =====


                                                  Natural Gas
                                                  -----------
                                                     (MCF)
                                                     -----

                                                        United States                      Canada
                                                  -------------------------       ---------------------------
                                                  2000       1999      1998       2000       1999        1998
                                                  ----       ----      ----       ----       ----        ----
Proved Reserves-Beginning of Year ...........     8,791      6,315      6,731     36,578     39,029     33,629
Revisions of previous estimates .............     1,728      3,524        610     (6,948)    (1,530)    (6,037)
Sale of minerals in place ...................       -0-        -0-        -0-        -0-        -0-        -0-
Extensions and discoveries ..................        30        -0-         13        103       --       12,458
Production ..................................      (957)    (1,048)    (1,039)      (833)      (921)    (1,021)
                                                  -----      -----      -----     ------     ------     ------
Proved Reserves-End of Year .................     9,592      8,791      6,315     28,900     36,578     39,029
                                                  -----      -----      -----     ------     ------     ------
Proved Developed Reserves-
Beginning of Year ...........................     8,791      6,315      6,731     30,419     32,799     31,378
                                                  -----      -----      -----     ------     ------     ------

End of Year .................................     9,592      8,791      6,315     23,075     30,419     32,799
                                                  =====      =====      =====     ======     ======     ======


                                  Standardized Measure of Discounted Future Net Cash Flows
                                           Related to Proved Oil and Gas Reserves

                                              For The Years Ended December 31
                                                            (000's Omitted)

                                                              United States                      Canada
                                                       ------------------------        ------------------------
                                                         2000            1999            2000            1999
                                                         ----            ----            ----            ----
Future cash flows .............................        $ 78,112        $ 48,707        $310,836        $104,691

Future costs:
   Production .................................          23,262          13,504          16,639          20,123
   Development, dismantlement
   & abandonment ..............................           1,763           1,603           1,859           2,201

Total Future Costs ............................          25,025          15,107          18,498        $ 22,324
                                                       --------        --------        --------        --------

Future net inflows-Before
     income tax ...............................        $ 53,087        $ 33,600        $292,338        $ 82,367
Future income taxes ...........................          14,066           8,940          97,640          35,624
                                                       --------        --------        --------        --------

Future net cash flows .........................        $ 39,021        $ 24,660        $194,698        $ 46,743
10% Discount factor ...........................          20,852           9,895         117,612          27,999
                                                       --------        --------        --------        --------
Standardized measure of
     discounted future net
         cash flows ...........................        $ 18,169        $ 14,765        $ 77,086        $ 18,744
                                                       --------        --------        --------        --------


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

     "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 2000, 1999 and 1998 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                              2000         1999         1998
                                          ---------     ---------     ---------
Standardized Measure - ...............    $  35,509     $  26,539     $  29,224
     Beginning of Year
Sales and transfers - Net
     of Production Costs .............       (7,848)       (3,018)       (2,785)
Extensions and discoveries ...........          512          --           6,116
Net change in sales price ............      118,760        16,513        (3,917)
Revision of quantity estimates .......      (23,308)       (1,879)       (2,831)
Proceeds from sales of
       Minerals in Place .............          -0-          -0-             -0-

Accretion of discount ................        5,516         3,186         2,730
Net change in income taxes ...........      (26,929)       (7,723)         (357)
Change in production rates-
     Other ...........................       (6,957)         (109)       (1,641)
                                          ---------     ---------     ---------
Standardized measure -
     End of year .....................    $  95,255     $  33,509     $  26,539
                                          ---------     ---------     ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

     Information regarding executive officers is found in Part I, Item 1 (a)

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 2001 Annual Meeting of Shareholders.

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

     (a) 3.    EXHIBITS

              Exhibit
         Number   Description
         -----    -----------

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


                                                WILSHIRE OIL COMPANY OF TEXAS
                                                -----------------------------
                                                        (Registrant)


                             Directors:

                                        By:
                                            /s/ S. WILZIG IZAK
                                            -----------------------------------
                                                S. Wilzig Izak, Director
                                        By:

                                            /s/ WILLIAM SCHWARTZ, M.D.
                                            -------------------------
                                                William Schwartz, M.D., Director
                                        By:

                                            /s/ MILTON DONNENBERG
                                            -----------------------------------
                                                Milton Donnenberg, Director
                                        By:

                                            /s/ ERNEST WACHTEL
                                            -----------------------------------
                                                Ernest Wachtel, Director
                             Officers:

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

Date: March 30, 2001