Form 10-Q
period 2001-03-31
WILSHIRE OIL CO OF TEXAS
filed 2001-05-15
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   -----------
                                    FORM 10-Q
                                   -----------


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For quarter ended March 31, 2001


                          Commission file number 1-467



                          WILSHIRE OIL COMPANY OF TEXAS
             -------------------------------------------------------
             (Exact name of registrants as specified in its charter)



                  Delaware                                        84-0513668
     -------------------------------                         -------------------
     (State or other jurisdiction of                            (IRS Employer
      incorporation or organization)                         Identification No.)



921 Bergen Avenue -- Jersey City, New Jersey                      07306-4204
--------------------------------------------                    ---------------
  (Address of principal executive offices)                        (Zip Code)


              Registrant's telephone number -- including area code
              ----------------------------------------------------
                                 (201) 420-2796



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


                    Common Stock $1 Par Value -- 7,946,688

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I   Financial Information

         Financial Information:
         Condensed Consolidated Balance Sheets --
         March 31, 2001 (Unaudited) and December 31, 2000 .............     1

         Unaudited Condensed Consolidated Statements of Income --
         (Unaudited) Three months ended March 31, 2001 and 2000 .......     2

         Unaudited Condensed Consolidated Statement of Cash Flows --
         (Unaudited) Three months ended March 31, 2001 and 2000 .......     3

         Notes to Unaudited Condensed Consolidated Financial
         Statements ................................................... 4, 5 & 6

         Management's Discussion and Analysis
         of Financial Condition and Results of Operations ............. 7, 8 & 9


Part II  Other Information ............................................    10

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)


                                                        March 31,   December 31,
                                                          2001         2000
                                                      -----------  -------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..........................   $  1,941    $  2,925
  Marketable securities, available-for-sale, at
    fair value .......................................      8,388       7,166
  Accounts receivable ................................      2,441       2,243
  Income taxes receivable ............................        468         332
  Prepaid expenses and other current assets ..........      2,161       2,535
                                                         --------    --------
         Total current assets ........................     15,399      15,201
                                                         --------    --------
MORTGAGE NOTES RECEIVABLE ............................      3,500       3,500
                                                         --------    --------

PROPERTY AND EQUIPMENT
  Oil and gas properties, using full cost
    method of accounting .............................    136,802     137,458
  Real estate properties .............................     67,041      61,402
  Other property and equipment .......................        290         312
                                                         --------    --------
                                                          204,133     199,172
  Less -- Accumulated depreciation, depletion
    and amortization .................................    119,977     119,332
                                                         --------    --------
                                                           84,156      79,840
                                                         --------    --------
                                                         $103,055      98,541
                                                         ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ..................   $ 12,269    $ 14,842
  Loan payable to shareholder ........................        400         400
  Accounts payable ...................................      3,944       1,986
  Accrued liabilities ................................      1,174       1,159
                                                         --------    --------
         Total current liabilities ...................     17,787      18,387
                                                         --------    --------
LONG -- TERM DEBT, less current portion ..............     51,704      46,701
                                                         --------    --------
DEFERRED INCOME TAXES ................................     11,597      11,994
                                                         --------    --------
OTHER LONG-TERM LIABILITIES ..........................         31          31
                                                         --------    --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value, 1,000,000 shares
    authorized; None issued and outstanding in
    2001 and 2000
  Common stock, $1 par value, 15,000,000 shares
    authorized; Issued 10,013,544 shares in
    2001 and 2000 ....................................     10,014       10,014
  Capital in excess of par value .....................      9,029        9,029
  Treasury stock, 2,057,556 and 1,742,021 shares
    at March 31, 2001 and December 31, 2000,
    respectively, at cost ............................    (10,048)      (9,850)
  Retained earnings ..................................     18,149       17,112
  Accumulated other comprehensive loss ...............     (5,208)      (4,877)
                                                         --------    ---------
                                                           21,936       21,428
                                                         --------    ---------
                                                         $103,055    $  98,541
                                                         ========    =========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONDOLIDATED STATEMENTS OF INCOME
                     (000's Omitted, Except Per Share Data)


                                                      For The Three Months Ended
                                                      --------------------------
                                                       March 31,     March 31,
                                                         2001           2000
                                                       ---------     ---------
REVENUES
Oil & Gas ..........................................    $ 3,418       $ 1,345
Real Estate ........................................      3,289         3,225
                                                        -------       -------
         Total Revenues ............................      6,707         4,570

COSTS AND EXPENSES
Oil and Gas Production Expenses ....................        601           536
Real Estate Operating Expenses .....................      2,041         1,765
Depreciation, depletion and amortization ...........      1,000           910
General and Administrative .........................        344           336
                                                        -------       -------
         Total Costs and Expenses ..................      3,986         3,547
                                                        -------       -------
         Income from Operations ....................      2,721         1,023
OTHER INCOME .......................................         95           146
INTEREST EXPENSE ...................................     (1,169)       (1,024)
                                                        -------       -------
   Income before provision for income taxes ........      1,647           145
PROVISION FOR INCOME TAXES .........................        610            13
                                                        -------       -------
         Net income ................................    $ 1,037       $   132
                                                        -------       -------
BASIC AND DILUTED EARNINGS PER  SHARE ..............    $  0.13       $  0.02
                                                        -------       -------


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)


                                                      For The Three Months Ended
                                                      --------------------------
                                                        March 31,    March 31,
                                                          2001         2000
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income .........................................   $ 1,037     $   132
  Adjustments to reconcile net income to net
    cash used in operating activities --
  Depreciation, depletion and amortization ...........     1,000         910
  Deferred income tax (benefit) provision ............      (397)        159
  Gain on sales of marketable securities .............      --          --
  Changes in operating assets and liabilities --
    (Increase) decrease in receivables ...............      (334)       (191)
    (Increase) decrease in prepaid expenses and
      Other current assets ...........................      (175)        410
    (Increase) Decrease in accounts payable,
      Accrued and other liabilities ..................     1,973        (793)
                                                         -------     -------
  Net cash provided by operating activities ..........     3,104         627
                                                         -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net ..........................    (4,961)       (494)
  Purchases of marketable securities .................      --          (146)
  Proceeds from sales and redemptions of securities ..      --          --
                                                         -------     -------
  Net cash used in investing activities ..............    (4,961)    $  (640)
                                                         -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of long term debt ...........     4,270         750
  Principal payment of short term debt ...............    (2,000)       (271)
  Purchase of treasury stock .........................      (198)       (733)
  Other ..............................................      (195)          7
                                                         -------     -------
  Net cash provided by (used) in
    financing activities .............................     1,877        (247)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............    (1,004)         50
                                                         -------     -------
  Net decrease in cash and cash equivalents ..........      (984)       (210)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD ...............................     2,925       1,887
                                                         -------     -------
CASH AND CASH EQUIVALENTS AT
    END OF PERIOD ....................................   $ 1,941     $ 1,677
                                                         -------     -------

SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:
    Cash paid during the period for --
      Interest .......................................   $ 1,175     $ 1,116
      Income taxes ...................................   $    59     $   131

                          WILSHIRE OIL COMPANY OF TEXAS

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

     Oil and Gas
     -----------

     The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

     Real Estate
     -----------

     The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consists of apartment complexes as well as commercial and retail properties.

     Corporate
     ---------

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

     The following segment data is presented based on the Company's internal management reporting system-


                                                       For the three months
                                                          ended March 31
                                                    ---------------------------
                                                        2001            2000
                                                    ------------    -----------
Revenues
    Oil and gas -- United States .................  $  1,636,000    $   763,000
    Oil and gas -- Canada ........................     1,782,000        582,000
    Real estate ..................................     3,289,000      3,225,000
                                                    ------------    -----------
                                                    $  6,707,000    $ 4,570,000
                                                    ------------    -----------
Income from operations and reconciliation
  to Income before provision for income taxes
    Oil and gas -- United States (a) .............  $    521,000    $  (208,000)
    Oil and gas - Canada (a) .....................     1,479,000        268,000
    Real estate (a) ..............................       711,000        985,000
    Corporate (a) ................................        10,000        (22,000)
                                                    ------------    -----------
       Income from Operations ....................     2,721,000      1,023,000
Other Income .....................................        95,000        146,000
  Interest expenses ..............................    (1,169,000)    (1,024,000
                                                    ------------    -----------
       Income before provision for income taxes...  $  1,647,000    $   145,000
                                                    ------------    -----------
Identifiable assets
    Oil and gas - United States ..................  $ 16,459.000    $15,274,000
    Oil and gas - Canada .........................    14,748,000     13,960,000
    Real estate ..................................    36,467,000     40,685,000
    Corporate ....................................    35,381,000     19,401,000
                                                    ------------    -----------
                                                    $103,055,000    $89,320,000
                                                    ------------    -----------
----------
(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.


4.    COMPREHENSIVE INCOME

     Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                           2001          2000
                                                        ----------    ---------
     Net income                                         $1,037,000    $ 132,000
                                                        ----------    ---------
     Other comprehensive income (loss), net of taxes
       Foreign currency translation adjustments ......  (1,243,000)    (260,000)
       Change in unrealized (loss) gain on
         marketable securities .......................     912,000     (163,000)
                                                        ----------    ---------
     Other comprehensive income (loss) ...............    (331,000)    (423,000)
                                                        ----------    ---------
     Comprehensive income (loss) .....................  $  706,000    $(291,000)
                                                        ==========    =========

     Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2000 and for the three months ended March 31, 2001 are as follows-

                                       Unrealized Gains     Cumulative       Accumulated
                                         (Losses) on      Foreign Currency     Other
                                      Available-for Sale    Translation     Comprehensive
                                          Securities        Adjustment      Income (Loss)
                                      ------------------  ----------------  -------------
     BALANCE, December 31, 1999 .....    $  (274,000)       $(2,941,000)     $(3,215,000)
       Change for the year 2000 .....     (1,311,000)          (351,000)      (1,662,000)
                                         -----------        -----------      -----------
     BALANCE, December 31, 2000 .....     (1,585,000)        (3,292,000)      (4,877,000)
       Change for the quarter .......        912,000         (1,243,000)        (331,000)
                                         -----------        -----------      -----------
                                         $  (673,000)       $(4,535,000)     $(5,208,000)
                                         ===========        ===========      ===========


5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share-

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                     ----------       ----------
     Numerator --
       Net income ................................   $1,037,000       $  132,000
                                                     ==========       ==========
     Denominator --
       Weighted average common shares
         outstanding -- Basic ....................    7,969,820        8,371,041
       Incremental shares from assumed
         conversions of stock options ............         --               --
                                                     ----------       ----------
       Weighted average common shares
             outstanding -- Diluted ..............    7,969,820        8,371,041
                                                     ==========       ==========
     Basic earnings per share ....................   $     0.13       $     0.02
     Diluted earnings per share ..................   $     0.13       $     0.02

FINANCIAL CONDITION AND RESULTS OF MANAGEMENT'S DISCUSSION AND
ANALYSIS OF OPERATIONS

Results of Operations
---------------------

     Net income for the quarter ended March 31 increased from $132,000 in 2000 to $1,037,000 in 2001.

     Consolidated revenues for the quarter ended March 31 increased from $4,570,000 in 2000 to $6,707,000 in 2001. Oil and gas revenues increased by $2,073,000 primarily due to increases in the price of crude oil and gas. Real estate revenues increased from $3,225,000 in 2000 to $3,289,000 in 2001. This increase is due to higher rents.

     Total costs and expenses for the quarter ended March 31 increased slightly, amounting to $3,986,000 in 2001 compared with $3,547,000 in 2000. Oil and gas production expenses increased $65,000 real estate operating expenses increased by $276,000, depreciation, depletion and amortization increased by $90,000, and general and administrative expenses increased by $8,000.

     Interest expense increased from $1,024,000 in 2000 to $1,169,000 in 2001. This increase is primarily attributable to additional real estate financings.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Liquidity and Capital Resources
-------------------------------

     At March 31, 2001 the Company had approximately $8.4 million in marketable securities at market value. The current ratio at March 31, 2001 was .87 to 1, which management considers adequate at this time.

     During the first quarter of 2001, the Company chose to postpone the refinancing of its short-term debt into long-term mortgages to take advantage of anticipated interest rate reductions by the Federal Reserve.

     While the Company's working capital was ($2,388,000) at March 31, 2001, the Company intends to refinance $5.7 million of its current portion of long-term debt into long-term mortgages at lower, more favorable interest rates during the second and third quarters of 2001.

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

     The Company also will explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is planning further acquisitions of investment properties during the year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     Net cash provided by operating activities was $3,104,000 in 2001 and $627,000 in 2000. The increase in 2001 was primarily due to changes in operating assets and liabilities and higher income.

     Net cash used in investing activities was $(4,961,000) in 2001 and $(640,000) in 2000. The variations principally relate to property, equipment additions and the purchase of an apartment complex in San Antonio, Texas for $5,250,000 offset by decreases in oil and gas properties held in Canada due to exchange rate fluctuations.

     Net cash provided by (used in) financing activities was $1,877,000 in 2001 and $(247,000) in 2000. The variation principally relates to the issuance of long-term debt in connection with real estate properties during the respective quarters as well as principal payments of long-term debt. In addition, the Company acquired approximately $198,000 of treasury stock in 2001.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Foward-Looking Statements
-------------------------

     This Report on Form 10-Q for the quarter ended March 31, 2001 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                          PART II -- OTHER INFORMATION


Item 1, 2, 3, 4, 5 -- Not applicable
-----------------     --------------


Item 6 -- Exhibits and Reports on Form 8-K
------    --------------------------------


No Form 8-K was filed during the quarter ended March 31, 2001.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WILSHIRE OIL COMPANY OF TEXAS
                                     (Registrant)



Date:  May 12, 2001                  By: /s/ S. WILZIG IZAK
                                         ----------------------------------
                                         S. Wilzig Izak
                                         Chairman of the Board and Chief
                                            Executive Officer
                                         (Duly Authorized Officer and Chief
                                            Financial Officer)