Form 10-Q
period 2001-06-30
WILSHIRE OIL CO OF TEXAS
filed 2001-08-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended     June 30, 2001     Commission file number 1-467
                  ----------------------


                          WILSHIRE OIL COMPANY OF TEXAS
            -------------------------------------------------------
            (Exact name of registrants as specified in its charter)


           Delaware                                            84-0513668
--------------------------------                           ------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


921 Bergen Avenue, Jersey City, New Jersey                      07306-4204
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number - including area code          (201) 420-2796
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


                      Common Stock $1 Par Value---7,895,288

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX






                                                                        Page No.
                                                                        --------


Part I    Financial Information



          Financial Information:                                            1
          Condensed Consolidated Balance Sheets-
          June 30, 2001 (Unaudited) and December 31, 2000

          Unaudited Condensed Consolidated Statements of Income-            2
          Six months ended June 30, 2001 and 2000

          Unaudited Condensed Consolidated Statements of Income -           3
          Three months ended June 30, 2001 and 2000.

          Unaudited Condensed Consolidated Statements of Cash Flows -       4
          Six months ended June 30, 2001 and 2000

          Notes to Unaudited Condensed Consolidated Financial Statements    5

          Management's Discussion and Analysis                              9
          of Financial Condition and Results of Operations



Part II   Other Information                                                12


                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                 ----------------------------------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------
                       (000's Omitted, Except Share Data)

                                                                June 30,
                                                               (Unaudited)   December 31,
ASSETS                                                             2001         2000
                                                                ---------    ---------
CURRENT ASSETS
 Cash and cash equivalents ..................................   $   2,024    $   2,925
 Marketable securities, available-for-sale, at fair value ...      10,711        7,166
 Accounts receivable ........................................       2,621        2,243
 Income taxes receivable ....................................         468          332
 Prepaid expenses and other current assets ..................       1,218        2,535
                                                                ---------    ---------
  Total current assets ......................................      17,042       15,201
                                                                ---------    ---------
MORTGAGE NOTES RECEIVABLE ...................................       3,500        3,500
                                                                ---------    ---------

PROPERTY AND EQUIPMENT
 Oil and gas properties, using full cost method of accounting     137,597      137,458
 Real estate properties .....................................      67,619       61,402
 Other property and equipment ...............................         370          312
                                                                ---------    ---------
                                                                  205,586      199,172
  Less- Accumulated depreciation, depletion and amortization      120,544      119,332
                                                                ---------    ---------
                                                                   85,042       79,840
                                                                ---------    ---------
                                                                $ 105,584    $  98,541
                                                                =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long-term debt ..........................   $     572    $  14,842
 Loan payable to shareholder ................................         700          400
 Accounts payable ...........................................       3,322        1,986
 Accrued liabilities ........................................         775        1,159
                                                                ---------    ---------
    Total current liabilities ...............................       5,369       18,387
                                                                ---------    ---------
LONG- TERM DEBT, less current portion .......................      63,237       46,701
                                                                ---------    ---------
DEFERRED INCOME TAXES .......................................      12,028       11,994
                                                                ---------    ---------
OTHER LONG-TERM LIABILITIES .................................          31           31
                                                                ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized;
  None issued and outstanding in 2001 and 2000
Common stock, $1 par value, 15,000,000 shares  authorized;
  Issued 10,013,544 shares in 2001 and 2000 .................      10,014       10,014
Capital in excess of par value ..............................       9,029        9,029
  Treasury stock, 2,118,256 and 2,037,556 shares at June 30,      (10,068)      (9,850)
  2001 and December 31, 2000, respectively, at cost
Retained earnings ...........................................      18,916       17,112
Accumulated other comprehensive loss ........................      (2,972)      (4,877)
                                                                ---------    ---------
                                                                   24,919       21,428
                                                                ---------    ---------
                                                                $ 105,584    $  98,541
                                                                =========    =========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                 ----------------------------------------------

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
                      (000's Omitted Except Per Share Data)

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                        June 30,        June 30,
                                                          2001             2000
                                                        --------       --------
REVENUES
Oil & Gas ........................................      $  5,815       $  3,360
Real Estate ......................................         6,828          6,384
                                                        --------       --------
   Total Revenues ................................        12,643          9,744


COSTS AND EXPENSES
Oil and Gas Production Expenses ..................         1,423          1,206
Real Estate Operating Expenses ...................         4,171          3,754
Depreciation, depletion and amortization .........         1,830          1,895
General and Administrative .......................           525            864
                                                        --------       --------
    Total Costs and Expenses .....................         7,949          7,719
                                                        --------       --------
    Income from Operations .......................         4,694          2,025

OTHER INCOME .....................................           360            232


INTEREST EXPENSE .................................        (2,416)        (2,006)
                                                        --------       --------

 Income before provision for income taxes ........         2,638            251

PROVISION FOR INCOME TAXES .......................           834             44
                                                        --------       --------
     Net income ..................................      $  1,804       $    207
                                                        ========       ========


BASIC AND DILUTED EARNINGS PER SHARE .............      $   0.23       $   0.03
                                                        ========       ========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                 ----------------------------------------------

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              -----------------------------------------------------
                     (000's Omitted, Except Per Share Data)



                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                        June 30,      June 30,
                                                          2001           2000
                                                       ---------      --------
REVENUES
Oil & Gas ........................................      $ 2,397       $ 2,015
Real Estate ......................................        3,539         3,159
                                                        -------       -------
   Total Revenues ................................        5,936         5,174

COSTS AND EXPENSES
Oil and Gas Production Expenses ..................          822           670
Real Estate Operating Expenses ...................        2,130         1,989
Depreciation, depletion and amortization .........          830           985
General and Administrative .......................          181           528
                                                        -------       -------
    Total Costs and Expenses .....................        3,963         4,172
                                                        -------       -------
    Income from Operations .......................        1,973         1,002

OTHER INCOME .....................................          265            86

INTEREST EXPENSE .................................       (1,247)         (982)
                                                        -------       -------

 Income before provision for income taxes ........          991           106

PROVISION FOR INCOME TAXES .......................          224            31
                                                        -------       -------

     Net income ..................................      $   767       $    75
                                                        =======       =======

BASIC AND DILUTED EARNINGS PER SHARE .............      $  0.10       $  0.01
                                                        =======       =======

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            ---------------------------------------------------------
                                 (000's Omitted)

                                                        FOR THE SIX MONTHS ENDED
                                                        ------------------------
                                                           June 30,  June 30,
                                                             2001      2000
                                                          -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income ...........................................   $ 1,804    $   207
 Adjustments to reconcile net income to net
  cash used in operating activities-
 Depreciation, depletion and amortization .............     1,830      1,895
 Deferred income tax (benefit) provision ..............      (266)       297
 Changes in operating assets and liabilities-
 (Increase) decrease in receivables ...................      (514)       206
 (Increase) decrease in prepaid expenses and
  Other current assets ................................        22       (138)
 (Increase) decrease in accounts payable,
 Accrued and other liabilities ........................       952        283
                                                          -------    -------
 Net cash provided by operating activities ............   $ 3,828    $ 2,750
                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase Mortgage Notes ..............................      --       (3,500)
 Capital expenditures, net ............................    (7,032)    (1,335)
 Purchases of marketable securities ...................      --       (2,891)
 Proceeds from sales and redemptions of securities ....      --         --
                                                          -------    -------
  Net cash used in investing activities ...............    (7,032)    (7,726)
                                                          -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payment of long term debt ..................    (2,004)      (456)
 Proceeds from issuance of loan payable to shareholder        300      1,722
 Proceeds from issuance of short term debt ............      --        4,700
 Proceeds from issuance of long term debt .............     4,270      1,725
 Purchase of treasury stock ...........................      (218)    (1,342)
 Other ................................................      --          178
                                                          -------    -------
 Net cash provided by financing activities ............     2,348      6,527
                                                          -------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............       (45)       (76)
                                                          -------    -------
 Net (decrease) increase in cash and cash equivalents .      (901)     1,475

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ..................................     2,925      1,887
                                                          -------    -------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD ........................................   $ 2,024    $ 3,362
                                                          =======    =======

SUPPLEMENTAL DISCLOSURES TO THE
 STATEMENTS OF CASH FLOWS:
 Cash paid during the period for-
 Interest .............................................   $ 2,416    $ 2,042
 Income taxes .........................................   $   156    $   192

                          WILSHIRE OIL COMPANY OF TEXAS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001

1    FINANCIAL STATEMENTS

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

2    DESCRIPTION OF BUSINESS:

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

3    SEGMENT INFORMATION

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

The following segment data is presented based on the Company's internal management reporting system-







                                                         For the six months
                                                           ended June 30
                                                 -------------------------------
                                                      2001             2000
                                                 -------------    -------------
Revenues
 Oil and gas- United States ..................   $   3,185,000    $   1,861,000
 Oil and gas- Canada .........................       2,630,000        1,499,000
 Real estate .................................       6,828,000        6,384,000
                                                 -------------    -------------
                                                 $  12,643,000    $   9,744,000
                                                 =============    =============

Income from operations and reconciliation
to Income before provision for income taxes
 Oil and gas- United States (a) ..............   $   1,205,000    $    (211,000)
 Oil and gas- Canada (a) .....................       2,102,000          628,000
 Real estate (a) .............................       1,557,000        1,688,000
 Corporate (a) ...............................        (170,000)         (80,000)
                                                 -------------    -------------
 Income from Operations ......................       4,694,000        2,025,000
Other Income .................................         360,000          232,000
 Interest expense ............................      (2,416,000)      (2,006,000)
                                                 -------------    -------------
 Income before provision for income taxes ....   $   2,638,000    $     251,000
                                                 =============    =============

Identifiable assets ..........................   $  17,143,000    $  16,467,000
 Oil and gas - United States .................      21,400,000       13,774,000
 Oil and gas - Canada ........................      43,998,000       41,461,000
 Real estate .................................      23,043,000       26,240,000
                                                 -------------    -------------
 Corporate ...................................   $ 105,584,000    $  97,942,000
                                                 =============    =============


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

The following segment data is presented based on the Company's internal management reporting system-


                                                        For the three months
                                                            ended June 30
                                                    ----------------------------
                                                       2001             2000
                                                    -----------     -----------
Revenues
 Oil and gas- United States ....................    $ 1,549,000     $ 1,098,000
 Oil and gas - Canada ..........................        848,000         917,000
 Real estate ...................................      3,539,000       3,159,000
                                                    -----------     -----------
                                                    $ 5,936,000     $ 5,174,000
                                                    -----------     -----------

Income from operations and reconciliation
to Income before provision for income taxes
 Oil and gas- United States (a) ................    $   684,000     $    (3,000)
 Oil and gas- Canada (a) .......................        623,000         360,000
 Real estate (a) ...............................        846,000         703,000
 Corporate (a) .................................       (180,000)        (58,000)
                                                    -----------     -----------
 Income from Operations ........................      1,973,000       1,002,000
Other Income ...................................        265,000          86,000
 Interest expense ..............................     (1,247,000)       (982,000)
                                                    -----------     -----------
 Income before provision for income taxes ......    $   991,000     $   106,000
                                                    -----------     -----------


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.




4    COMPREHENSIVE INCOME

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the six months ended June 30, 2001 and 2000 is as follows:


                                                           2001           2000
                                                      -----------    ----------
Net income ........................................   $ 1,804,000    $  207,000
                                                      -----------    ----------
Other comprehensive income (loss), net of taxes
 Foreign currency translation adjustments .........       (45,000)     (233,000)
 Change in unrealized gain on marketable securities     1,950,000       309,000
                                                      -----------    ----------
Other comprehensive income ........................     1,905,000        76,000
                                                      -----------    ----------
Comprehensive income ..............................   $ 3,709,000    $  283,000
                                                      ===========    ==========

              Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2000 and for the six months ended June 30, 2001 are as follows-

                                     Unrealized Gains      Cumulative         Accumulated
                                       (Losses) on      Foreign Currency         Other
                                    Available-for Sale    Translation        Comprehensive
                                        Securities         Adjustment         Income (Loss)
                                    ------------------    -----------        -------------
     BALANCE, December 31, 1999 ...    $  (274,000)       $(2,941,000)       $(3,215,000)
      Change for the year 2000 ....     (1,311,000)          (351,000)        (1,662,000)
                                       -----------        -----------        -----------
     BALANCE, December 31, 2000 ...     (1,585,000)        (3,292,000)        (4,877,000)
       Change for the six months ..      1,950,000            (45,000)         1,905,000
                                       -----------        -----------        -----------
                                       $   365,000        $(3,337,000)       $(2,972,000)
                                       ===========        ===========        ===========





5    EARNINGS PER SHARE


     The following table sets forth the computation of basic and diluted earnings per share-


                                 Six Months Ended June 30,     Three Months Ended June 30
                                 ------------------------      --------------------------
                                    2001           2000             2001         2000
                                 -----------    ---------      -----------    ---------
Numerator-
 Net income ...................   $1,804,000   $  207,000       $  767,000   $   75,000
                                  ==========   ==========       ==========   ==========

Denominator-
 Weighted average common shares
  outstanding - Basic .........    7,942,738    8,279,084        7,915,953    8,187,127

Incremental shares from assumed
   conversions of stock options         --           --               --           --
                                   ---------    ---------        ---------    ---------
Weighted average common shares
  outstanding - Diluted .......    7,942,738    8,279,084        7,915,953    8,187,127
                                  ==========   ==========       ==========   ==========

Basic earnings per share ......   $     0.23   $     0.03       $     0.10   $     0.01

Diluted earnings per share ....   $     0.23   $     0.03       $     0.10   $     0.01

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net income for the six months ended June 30 was $1,804,000 in 2001 as compared to $207,000 in 2000.

     Consolidated revenues for the six months ended June 30 increased from $9,744,000 in 2000 to $12,643,000 in 2001. Oil and gas revenues increased by $2,455,000 due to increases in the price of crude oil and gas. Real estate revenues increased from $6,384,000 in 2000 to $6,828,000 in 2001. This increase is due to higher rents and the purchase of a 180 unit apartment complex in San Antonio, Texas on March 29, 2001.

     Total costs and expenses for the six month ended June 30 increased slightly, amounting to $7,949,000 in 2001 compared with $7,719,000 in 2000. Oil and gas production expense increased by $217,000 and real estate operating expenses increased by $417,000. Depreciation, depletion and amortization was lower due to the increased value of company reserves and general and administrative expenses decreased by $339,000.

     Interest expense increased from $2,006,000 in 2000 to $2,416,000 in 2001. This increase is attributable to an increase in debt.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

Liquidity and Capital Resources

     At June 30, 2001 the Company had approximately $10,711,000 in marketable securities at market value. The current ratio at June 30, 2001 was 3.2 to 1, which management considers adequate. The Company completed its refinancing of short-term debt, as noted in the first quarter 10Q, at favorable interest rates. The result of this refinancing is evident in the current quarter current ratio. The Company's working capital was approximately $11,673,000 at June 30, 2001.

     The Company anticipates that cash provided by operating and investing activities will be sufficient to meet its capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties presently held by the Company. The level of oil and gas capital expenditures will vary in future periods depending on market conditions, including the price of oil and the demand for natural gas, and other related factors. As the Company has no material long-term commitments with respect to its oil and gas capital expenditure plans, the Company has a significant degree of flexibility to adjust the level of its expenditures as circumstances warrant.

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

     Net cash provided by operating activities was $3,828,000 in 2001 and $2,750,000 in 2000. The increase in 2001 was primarily due to higher income.

     Net cash used in investing activities was $7,032,000 in 2001 and $7,726,000 in 2000. The variations principally relate to the acquisition of a 180 unit apartment complex in San Antonio, Texas for $5,250,000 in 2001 versus the purchase of mortgage notes and marketable securities in the amount of $6,391,000 in 2000.

     Net cash provided by (used in) financing activities was $2,348,000 in 2001 and $6,527,000 in 2000. The variation principally relates to the issuance of long-term debt in connection with real estate properties during the respective quarters as well as principal payments of long-term debt. In addition, the Company acquired approximately $218,000 of treasury stock in 2001.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Forward-Looking Statements

     This Report on Form 10-Q for the quarter ended June 30, 2001 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         No Form 8-K was filed during the quarter ended June 30, 2001.

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






                                    WILSHIRE OIL COMPANY OF TEXAS
                                    -----------------------------
                                    (Registrant)








Date: August 14, 2001               /s/  S. WILZIG IZAK
                                    -------------------
                                    By:  S. Wilzig Izak
                                    Chairman of the Board and Chief Executive
                                    Officer (Duly Authorized Officer and Chief
                                    Financial Officer)