Form 10-Q
period 2001-09-30
WILSHIRE OIL CO OF TEXAS
filed 2001-11-13
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For quarter ended September 30, 2001 Commission file number 1-467


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


                    Common Stock $1 Par Value ----- 7,881,888

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I  Financial Information

        Financial Information:
          Condensed Consolidated Balance Sheets --
          September 30, 2001 (Unaudited) and December 31, 2000 ........     1

        Unaudited Condensed Consolidated Statements of Income --
          Nine months ended September 30, 2001 and 2000 ...............     2

        Unaudited Condensed Consolidated Statements of Income --
          Three months ended September 30, 2001 and 2000 ..............     3

        Unaudited Condensed Consolidated Statements of Cash Flows --
          Nine months ended September 30, 2001 and 2000 ...............     4

        Notes to Unaudited Condensed Consolidated
          Financial Statements ........................................     5

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations ...................................     9


Part II Other Information .............................................    12

                           WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (000's Omitted, Except Share Data)

                                                                        September 30,
                                                                            2001       December 31,
ASSETS                                                                   (Unaudited)       2000
                                                                         -----------   ------------
CURRENT ASSETS
  Cash and cash equivalents ..........................................     $  3,931      $  2,925
  Marketable securities, available-for-sale, at fair value ...........       10,624         7,166
  Accounts receivable ................................................        1,338         2,243
  Income taxes receivable ............................................          487           332
  Prepaid expenses and other current assets ..........................        1,397         2,535
                                                                           --------      --------
        Total current assets .........................................       17,777        15,201
MORTGAGE NOTES RECEIVABLE ............................................        6,790         3,500
                                                                           --------      --------

PROPERTY AND EQUIPMENT
  Oil and gas properties, using full cost method of accounting .......      136,985       137,458
  Real estate properties .............................................       65,867        61,402
  Other property and equipment .......................................          379           312
                                                                           --------      --------
                                                                            203,231       199,172
Less -- Accumulated depreciation, depletion and amortization .........      121,061       119,332
                                                                           --------      --------
                                                                             82,170        79,840
                                                                           --------      --------
                                                                           $106,737      $ 98,541
                                                                           ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ..................................     $  3,150      $ 14,842
  Loan payable to shareholder ........................................          700           400
  Accounts payable ...................................................        3,296         1,986
  Accrued liabilities ................................................        1,010         1,159
                                                                           --------      --------
        Total current liabilities ....................................        8,156        18,387
                                                                           --------      --------
LONG - TERM DEBT, less current portion ...............................       61,856        46,701
                                                                           --------      --------
DEFERRED INCOME TAXES AND OTHER ......................................       11,815        11,994
                                                                           --------      --------
OTHER LONG-TERM LIABILITIES ..........................................         --              31
                                                                           --------      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value, 1,000,000 shares authorized;
    None issued and outstanding in 2001 and 2000
  Common stock, $1 par value, 15,00,000 shares authorized;
    Issued 10,013,544 shares in 2001 and 2000 ........................       10,014        10,014
  Capital in excess of par value .....................................        9,029         9,029
  Treasury stock, 2,131,656 and 2,037,556 shares at ..................      (10,145)       (9,850)
  September 30, 2001 and December 31, 2000, respectively, at cost
  Retained earnings ..................................................       19,457        17,112
  Accumulated other comprehensive loss ...............................       (3,445)       (4,877)
                                                                           --------      --------
                                                                             24,910        21,428
                                                                           --------      --------
                                                                           $106,737      $ 98,541
                                                                           ========      ========

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (000's Omitted Except Per Share Data)


                                                     FOR THE NINE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2001            2000
                                                   -------------   -------------
REVENUES
Oil & Gas ........................................     $ 7,416       $ 5,467
Real Estate ......................................      10,445         9,551
                                                       -------       -------
    Total Revenues ...............................      17,861        15,018


COSTS AND EXPENSES
Oil and Gas Production Expenses ..................       2,283         1,769
Real Estate Operating Expenses ...................       6,311         5,605
Depreciation, depletion and amortization .........       3,056         2,735
General and Administrative .......................       1,072         1,300
                                                       -------       -------
    Total Costs and Expenses .....................      12,722        11,409
                                                       -------       -------
    Income from Operations .......................       5,139         3,609

OTHER INCOME .....................................       2,054           579

INTEREST EXPENSE .................................      (3,702)       (3,051)
                                                       -------       -------

Income before provision for income taxes .........       3,491         1,137

PROVISION FOR INCOME TAXES .......................       1,146           387
                                                       -------       -------

    Net income ...................................     $ 2,345       $   750
                                                       =======       =======

BASIC AND DILUTED EARNINGS PER SHARE .............     $  0.30       $  0.09
                                                       =======       =======


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (000's Omitted, Except Per Share Data)


                                                     FOR THE THREE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                        2001            2000
                                                   ------------    -------------
REVENUES
Oil & Gas ........................................    $ 1,601        $ 2,107
Real Estate ......................................      3,617          3,167
                                                      -------        -------
    Total Revenues ...............................      5,218          5,274


COSTS AND EXPENSES
Oil and Gas Production Expenses ..................        860            563
Real Estate Operating Expenses ...................      2,140          1,851
Depreciation, depletion and amortization .........      1,226            840
General and Administrative .......................        547            436
                                                      -------        -------
    Total Costs and Expenses .....................      4,773          3,690
                                                      -------        -------
    Income from Operations .......................        445          1,584

OTHER INCOME .....................................      1,694            347

INTEREST EXPENSE .................................     (1,286)        (1,045)
                                                      -------        -------

Income before provision for income taxes .........        853            886

PROVISION FOR INCOME TAXES .......................        312            343
                                                      -------        -------

    Net income ...................................    $   541        $   543
                                                      =======        =======

BASIC AND DILUTED EARNINGS PER SHARE .............    $  0.07        $  0.06
                                                      =======        =======


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (000's Omitted)


                                                                   For The Nine Months Ended
                                                                 ----------------------------
                                                                 September 30,  September 30,
                                                                      2001         2000
                                                                 -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ...................................................     $ 2,345      $   750
  Adjustments to reconcile net income to net
    cash provided by operating activities --
  Depreciation, depletion and amortization .....................       3,056        2,735
  Gain on sale of Assets .......................................      (1,420)        --
  Deferred income tax benefit ..................................      (1,766)        (172)
  Changes in operating assets and liabilities --
  (Increase) decrease in receivables ...........................         751       (1,106)
  (Increase) decrease in prepaid expenses and
    other current assets .......................................       1,138          272
  Increase (decrease) in accounts payable,
    accrued and other liabilities ..............................       1,161          968
                                                                     -------      -------
  Net cash provided by operating activities ....................       5,265        3,447
                                                                     -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase Mortgage Notes ......................................      (3,290)      (3,500)
  Capital expenditures .........................................      (7,616)      (1,615)
  Purchases of marketable securities ...........................        --         (4,481)
  Proceeds from sales of assets ................................       3,650         --
                                                                     -------      -------
  Net cash used in investing activities ........................      (7,256)      (9,596)
                                                                     -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payment of long term debt ..........................      (4,007)        (708)
  Proceeds from issuance of loan payable to shareholder ........         300        2,622
  Proceeds from issuance of short term debt ....................        --          4,700
  Proceeds from issuance of long term debt .....................       7,470        1,793
  Purchase of treasury stock ...................................        (295)      (1,871)
  Other ........................................................        (318)        (125)
                                                                     -------      -------
  Net cash provided by (used in) financing activities ..........       3,150        6,411
                                                                     -------      -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ........................        (153)        (277)
                                                                     -------      -------
  Net increase (decrease) in cash and cash equivalents .........       1,006          (15)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...............       2,925        1,887
                                                                     -------      -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................     $ 3,931      $ 1,872
                                                                     =======      =======

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the period for --
    Interest ...................................................     $ 3,686      $ 3,051
    Income taxes ...............................................     $   254      $   183

                                            4

                               WILSHIRE OIL COMPANY OF TEXAS

              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    September 30, 2001


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

     The following segment data is presented based on the Company's internal management reporting system--

                                                         For the Nine months
                                                          ended September 30
                                                     ---------------------------
                                                         2001           2000
                                                     ------------    -----------
Revenues
  Oil and gas -- United States ..................   $  4,073,000    $ 3,074,000
  Oil and gas -- Canada .........................      3,343,000      2,393,000
  Real estate ...................................     10,445,000      9,551,000
                                                    ------------    -----------
                                                    $ 17,861,000    $15,018,000
                                                    ------------    -----------

Income (loss) from operations and reconciliation
to Income before provision for income taxes
  Oil and gas -- United States (a) ..............   $    243,000    $  (716,000)
  Oil and gas -- Canada (a) .....................      2,331,000      1,504,000
  Real estate (a) ...............................      2,472,000      2,483,000
  Corporate (a) .................................         93,000        338,000
                                                    ------------    -----------
    Income from Operations ......................      5,139,000      3,609,000
Other Income ....................................      2,054,000        579,000
  Interest expense ..............................     (3,702,000)    (3,051,000)
                                                    ------------    -----------
    Income before provision for income taxes ....   $  3,491,000    $ 1,137,000
                                                    ------------    -----------
Identifiable assets
  Oil and gas -- United States ..................   $ 15,236,000    $17,520,000
  Oil and gas -- Canada .........................     14,230,000     14,012,000
  Real estate ...................................     38,784,000     48,176,000
  Corporate .....................................     38,387,000     17,916,000
                                                    ------------    -----------
                                                    $106,637,000    $97,624,000
                                                    ------------    -----------
----------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

     The following segment data is presented based on the Company's internal management reporting system-

                                                        For the three months
                                                         ended September 30
                                                    ---------------------------
                                                        2001            2000
                                                    -----------     -----------
Revenues
  Oil and gas -- United States .................    $   888,000     $ 1,213,000
  Oil and gas -- Canada ........................        713,000         894,000
  Real estate ..................................      3,617,000       3,167,000
                                                    -----------     -----------
                                                    $ 5,218,000     $ 5,274,000
                                                    -----------     -----------
Income from operations and reconciliation
to Income before provision for income taxes
  Oil and gas -- United States (a) .............    $  (962,000)    $  (272,000)
  Oil and gas -- Canada (a) ....................        229,000         876,000
  Real estate (a) ..............................        915,000         795,000
  Corporate (a) ................................        263,000         185,000
                                                    -----------     -----------
    Income from Operations .....................        445,000       1,584,000
Other Income ...................................      1,694,000         347,000
  Interest expense .............................     (1,286,000)     (1,045,000)
                                                    -----------     -----------
    Income before provision for income taxes ...    $   853,000     $   886,000
                                                    -----------     -----------

----------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.


4.   COMPREHENSIVE INCOME

     Comprehensive income, representing all changes in shareholders' equity during the period, other than changes resulting from the Company's common stock, for the nine months ended September 30, 2001 and 2000 is as follows:

                                                             2001        2000
                                                          ----------   --------
      Net income                                          $2,379,000   $750,000
                                                          ----------   --------
      Other comprehensive income (loss), net of taxes
        Foreign currency translation adjustments ......     (471,000)  (488,000)
        Change in unrealized (loss) gain on
          marketable securities .......................    1,903,000    396,000
                                                          ----------   --------
      Other comprehensive income (loss) ...............    1,432,000    (92,000)
                                                          ----------   --------
      Comprehensive income ............................   $3,811,000   $658,000
                                                          ==========   ========

     Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2000 and for the nine months ended September 30, 2001 are as follows--

                                          Unrealized Gains       Cumulative          Accumulated
                                            (Losses) on       Foreign Currency          Other
                                         Available-for Sale     Translation         Comprehensive
                                             Securities          Adjustment         Income (Loss)
                                         ------------------   ----------------      -------------
BALANCE, December 31, 1999 ...........      $  (274,000)        $(2,941,000)        $(3,215,000)
  Change for the year 2000 ...........       (1,311,000)           (351,000)         (1,662,000)
                                            -----------         -----------         -----------
BALANCE, December 31, 2000 ...........       (1,585,000)         (3,292,000)         (4,877,000)
  Change for the nine months .........        1,903,000            (471,000)          1,432,000
                                            -----------         -----------         -----------
BALANCE, September 30, 2001 ..........      $   318,000         $(3,763,000)        $(3,445,000)
                                            ===========         ===========         ===========


5. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share--


                                               Nine Months Ended September 30,  Three Months Ended September 30,
                                               ------------------------------   -------------------------------
                                                     2001          2000                2001          2000
                                                 ----------     ----------          ----------    ----------
Numerator --
  Net income .................................   $2,345,000     $  750,000          $  541,000    $  543,000
                                                 ==========     ==========          ==========    ==========

Denominator--
  Weighted average common shares
    outstanding -- Basic .....................    7,925,886      8,212,190           7,892,731     8,079,858

Incremental shares from assumed
  conversions of stock options ...............         --            --                 --            --
                                                 ----------     ----------          ----------    ----------
Weighted average common shares
  outstanding -- Diluted .....................    7,925,886      8,212,190           7,892,731     8,079,858
                                                 ==========     ==========          ==========    ==========

Basic earnings per share .....................   $     0.30     $     0.09          $     0.07    $     0.06

Diluted earnings per share ...................   $     0.30     $     0.09          $     0.07    $     0.06


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the nine months ended September 30 was $2,345,000 in 2001 as compared to $750,000 in 2000.

     Consolidated revenues for the nine months ended September 30 increased from $15,018,000 in 2000 to $17,861,000 in 2001. Oil and gas revenues increased by $1,949,000 due to increases in the price of crude oil and gas. Real estate revenues increased from $9,551,000 in 2000 to $10,4445,000 in 2001. This increase is due to higher rents and the purchase of a 180 unit apartment complex in San Antonio, Texas on March 29, 2001.

     During the third quarter of 2001, the Company sold real estate properties in the amount of $3,650,000 which resulted in a pre-tax gain of $1,420,000.

     Total costs and expenses increased for the nine months ended September 30, amounting to $12,722,000 in 2001 compared with $11,409,000 in 2000. Oil and gas production expense increased by $514,000 and real estate operating expenses increased by $706,000. Depreciation, depletion and amortization was increased slightly by $321,000 and general and administrative expenses decreased by $228,000.

     Interest expense increased from $3,051,000 for the nine months ended September 30, 2000 to $,3,702,000 in 2001. This increase is attributable to an increase in debt.

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2001 the Company had approximately $10,624,000 in marketable securities at market value. The current ratio at September 30, 2001 was approximately 2.2 to 1, which management considers adequate. The Company completed its refinancing of short-term debt, as noted in the first quarter 10-Q, at favorable interest rates. The result of this refinancing is evident in the current quarter ratio. The Company's working capital was approximately $9.6 million at September 30, 2001.

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

     Net cash provided by operating activities was $5,265,000 in 2001 and $3,447,000 in 2000. The increase in 2001 was primarily due to higher income.

     Net cash used in investing activities was $7,256,000 in 2001 and $9,596,000 in 2000. The variations principally relate to the acquisition of a 180 unit apartment complex in San Antonio, Texas for $5,250,000 and the sale of assets for $3,650,000 in 2001 versus the purchase of marketable securities in the amount of $4,481,000 in 2000.

     Net cash provided by financing activities was $3,150,000 in 2001 and $6,411,000 in 2000. The variation principally relates to the issuance and payment of long-term debt in connection with real estate properties during the respective quarters as well as principal payments of long-term debt. In addition, the Company acquired approximately $295,000 of treasury stock in 2001.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q for the quarter ended September 30, 2001 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                          PART II -- OTHER INFORMATION


Item 6 -- Exhibits and Reports on Form 8-K

          No Form 8-K was filed during the quarter ended September 30, 2001.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      WILSHIRE OIL COMPANY OF TEXAS
                                      (Registrant)



Date: November 14, 2001               By: /s/ S. WILZIG IZAK
                                          --------------------------------------
                                              S. Wilzig Izak
                                              Chairman of the Board and Chief
                                                Executive Officer
                                              (Duly Authorized Officer and Chief
                                                Financial Officer)