Form 10-K
period 2001-12-31
WILSHIRE OIL CO OF TEXAS
filed 2002-04-01
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

            (Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934


         FOR THE TRANSITION PERIOD FROM _____________ TO ______________


                         COMMISSION FILE NUMBER 1-4673


                          WILSHIRE OIL COMPANY OF TEXAS
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                        84-0513668
--------------------------------                      ---------------------
(STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION                        IDENTIFICATION NUMBER


          921 BERGEN AVENUE
      JERSEY CITY, NEW JERSEY`                                07306
----------------------------------------               ---------------------
(Address of principal executive offices)                    (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (201)  420-2796
                                                     ---------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                Name of each exchange
          (Title of each class)                  On which registered
          ---------------------                 ---------------------
      COMMON STOCK, $1 PAR VALUE                 AMERICAN  STOCK EXCHANGE


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS. YES  X   NO
                      ---      ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

THE AGGREGATE MARKET VALUE OF THE SHARES OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $25,475,619 BASED UPON THE CLOSING SALE PRICE OF THE STOCK, WHICH WAS $3.41 ON MARCH 15, 2002.

THE NUMBER OF SHARES OF THE REGISTRANT'S $1 PAR VALUE COMMON STOCK OUTSTANDING AS OF MARCH 15, 2002 WAS 7,880,888.

                       DOCUMENTS INCORPORATED BY REFERENCE

THE INFORMATION CALLED FOR BY PART III IS INCORPORATED BY REFERENCE TO THE DEFINITIVE PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JUNE 21, 2002.

================================================================================

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

     This Report on Form 10-K for the year ended December 31, 2001 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     As of March 15, 2002, fifteen people are employed by the Company. Nine employees are directly engaged in the search for new oil and gas properties. In addition, the Company also has consultants.

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

     The Company participated in the drilling of 15 wells (1.5 net) in 2001 compared to 13 (3.1 net) in 2000. The United States program in 2001 consisted of the drilling of 8 development and 3 exploration wells (.2 net) and (.7 net). Four of the wells (.7 net) were dry. The Canadian drilling program in 2001 consisted of the drilling of 4 development wells (.6 net), with three of these wells successfully completed as gas wells. Overall, the Company's drilling program had a success ratio of 66%.

     The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 2001 consolidated oil and gas revenues.

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

     The Company's expenses relating to preserving the environment during 2001 were not significant in relation to operating costs and the Company expects no material changes in 2002. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

     Holdings of marketable securities, at market value, amounted to $10,358,000 at December 31, 2001 and $7,166,000 at December 31, 2000. There were no gains from the sale of marketable securities in 2001. In 2001, the Company recorded a one-time charge through its statement of income of $1,684,000 to reflect a decline in the market price of a security it owns, which was determined to be other than temporary.

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

     The Texas properties includes a 228 and 180 unit apartment complex in San Antonio.

     The Company's operations in Florida consists of two office buildings having a combined area of 28,000 square feet and apartment properties having 62 units.

     The Georgia property is a 72 unit apartment complex.

     The Company's properties in New Jersey consists of apartment properties having 473 units. In addition, the Company holds various commercial/retail properties, including a 75,000 sq. ft. office building and other undeveloped investment properties.

     The Company utilizes property management companies to assist in the management of its properties. Expenses incurred in operating the properties include, among other things, administrative costs, utilities, repairs and maintenance and property taxes.

     During the twelve months ended December 31, 2001, the Company sold one condominium unit and two undeveloped properties in New Jersey and Arizona for a profit of approximately $1,472,000. In addition, the Company purchased a 180 unit apartment complex in San Antonio, Texas at a cost of $5,250,000. The purchase was funded by a $980,000 cash down payment and an assumable mortgage of $4,270,000. Also, the Company purchased three condominium units in existing properties at a cost of $258,000 and two investment properties in New Jersey for $2,686,000. The condominium units and the smaller investment property were funded entirely from operations in the amount of $344,000 and the larger investment property was acquired by a $1,400,000 cash down payment and purchase money mortgage in the amount of $1,200,000.

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

     The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 2001, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

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

Executive Officers of Registrant

Name                 Age               Position with Registrant
----                 ---               ------------------------
S. Wilzig Izak       43                Chairman of the Board,
                                       Chief Executive Officer and
                                       Chief Financial Officer

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

     The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $3,291 Canadian.

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

     For information regarding costs incurred in 2001, please refer to the "Segment Information" in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:

                    United States                          Canada
                   (000's Omitted)                     (000's Omitted)
              -----------------------------        -----------------------------
               Proved        Proved                Proved         Proved
              Reserves   Developed Reserves        Reserves   Developed Reserves
              --------   ------------------        --------   ------------------
     2002    $ 1,450         $1,450                 $ 2,835       $ 2,835

     2003    $ 1,247                                $ 4,018       $ 3,528
                             $1,247

     2004    $ 1,117         $1,117                 $ 4,655       $ 3,630

Remainder    $15,135         $7,816                 $75,047       $57,604


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

     The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 1999 and 2000 and 2001 were estimated by the independent professional engineering consultants referred to on page 28. Such estimates were utilized in the preparation of the Company's consolidated financial statements for the applicable fiscal years and for reporting purposes.

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

     The following table sets forth-summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:


                                          United States                  Canada
                                     ----------------------        ---------------------
                                                  Proved                        Proved
                                     Proved       Developed        Proved      Developed
                                     ------       ---------        ------      ---------
                                         (000's  Omitted)             (000's  Omitted)
2001  Oil               (Bbls)         1,122           396             786          464
      Gas               (Mcf)          6,976         6,976          31,832       25,912
      Net present value @ 10%        $11,724       $ 6,624        $ 33,590      $25,493

2000   Oil              (Bbls)         1,268           482             870          552
       Gas              (Mcf)          9,592         9,592          28,900       23,075
       Net present value @ 10%       $28,582       $16,938        $115,744      $91,627

1999   Oil              (Bbls)         1,428           446             939          615
       Gas              (Mcf)          8,791         8,791          36,578       30,419
       Net present value @ 10%       $19,976       $ 9,584        $ 33,029      $26,153



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

     No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 2001 other than with the Securities and Exchange Commission.

PRODUCTION WELLS

     The following tabulations indicate the number of productive wells (gross and net) as of December 31, 2001:

                         Gas                 Oil              Developed Acreage
                    -------------        ------------        -------------------
                    Gross     Net        Gross     Net        Gross       Net
                    -----    ----        -----     ---       -------    --------
United States        551     73.3         293      59.8        48,723    19,228
Canada               326     69.4          26       3.6       168,540    26,909


PRODUCTION

     The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).

              Oil and Condensate (Bbls)                  Gas (Mcf)
           -------------------------------        -----------------------------
           United States            Canada        United States        Canada
           -------------           -------        -------------       ---------
2001          56,000               53,000           1,437,000         750,000
2000          62,000               35,000             957,000         833,000
1999          68,000               46,000           1,048,000         921,000


     Average sales price per unit of oil or gas produced:

                      Oil                                Gas
            -----------------------            --------------------------
               U.S.        Canada               U.S.             Canada
            ---------      --------            -------          ---------
2001        $  22.82       $ 19.01             $  2.26          $   3.67
2000        $  25.69       $ 24.66             $  3.07          $   3.00
1999        $  16.61       $ 12.49             $  1.82          $   1.70


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

Average Production Cost Per Equivalent Barrel
of Oil in the United States and Canada:
----------------------------------------

                                    2001             2000               1999
                                    ----             ----              -----
          United States             $6.25            $7.75             $6.31
          Canada                    $3.57            $4.09             $3.20

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

OIL AND GAS LEASES

     The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                               2001                               2000
                      -----------------------              ------------------
                          Undeveloped Acres                Undeveloped Acres
                      -----------------------              ------------------
                       Gross             Net                Gross        Net
                      ------            -----              -------      -----
United States         18,115            4,913               17,930      5,186
Canada                21,768            3,784               21,128      3,592


     A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

DRILLING

     The following table sets forth the results of the Registrant's drilling programs for the years covered:

                 Exploratory Wells                   Development Wells
        -------------------------------    -------------------------------------
         Net Productive       Net Dry       Net Productive          Net Dry
        ---------------    ------------    ----------------      ---------------
        U.S.   Canada      U.S.  Canada    U.S.      Canada       U.S.   Canada
        ----   --------    ----  ------    -----     ------      -----   -------
2001     --      --        .7      --       .2         .3          --       .3
2000     --      --        --      --      0.5        2.6          --       --
1999     --      --       1.5      --       --        3.9          --       --
1998     --      --        --      --      0.6        6.0         1.5       --
1997     --      --        --      --      0.4        4.9          --       --

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

     Location                                  General Character
     --------                                  ------------------
     Arizona                        378 Unit  Apartment Complex
     Arizona                        340 Unit Apartment Complex
     Arizona                        70 Unit Apartment Building
     Arizona                        53,000 Sq. ft. Office Building
     Arizona                        65,000 Sq. ft. Retail/Medical use Complex
     Texas                          228 Unit Apartment Complex
     Texas                          180 Unit Apartment Complex
     Florida                        28,000 Sq. ft. Office Building
     Florida                        Apartment Properties (62 units)
     Georgia                        72 Unit Apartment Complex
     New Jersey                     Apartment Properties (473 units),
                                      including a 132 unit apartment complex
     New Jersey                     Commercial/Retail Properties,
                                      including a 75,000 sq. ft. office building
     New Jersey                     Other undeveloped investment properties

     The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

ITEM 3. LEGAL PROCEEDINGS

     At December 31, 2001, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted by the Company to a vote of its security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)


              Quarter 1          Quarter 2            Quarter 3          Quarter 4
         High   -   Low       High   -   Low       High  -   Low       High    -   Low
        ----------------      ---------------     ----------------    ----------------
2001    4.00    -  3.00       4.22   -   2.50     4.48   -  3.05      3.60     -   2.91
2000    4-5/16  - 3-3/8       4-1/4  -  3-1/4     4      -  3-1/4     4-1/4    -   3


     As of March 16, 2002 there were 7,821 common shareholders of record.

     The Company has not paid any dividends to shareholders in the past two years as it has invested its' profits in oil & gas and real estate properties. The Board of Directors will consider the payment of dividends from time to time in the future based on the Company's results of operations and capital requirements.

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

GENERAL - OIL AND GAS

     The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 2001, the average price of oil that the Company received was $20.97 compared to $25.32 for 2000, a price decrease of 17%. Average gas prices received by the Company in 2001 were 4% lower than 2000 average gas prices. The average price of gas for 2001 was $2.89 compared to $3.01 for 2000.

     The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                             Fiscal Year Ended December 31
                                         ------------------------------------
Crude Oil and Natural Gas Production:        2001         2000        1999
                                         ----------    ---------   ----------
    Oil  (Bbls) ...................         109,000       97,000      114,000
    Gas (Mcf) .....................       2,187,000     1,790.00    1,970,000
Average sales prices:
    Oil  (per Bbl) ................      $    20.97    $   25.32   $    14.95
    Gas (per Mfc) .................      $     2.89    $    3.01   $     1.77
Average production costs per BOE: .      $     5.24    $    6.14   $     4.90

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

     The company follows the accounting policy, generally known in the oil and gas industry as "full cost accounting". Under full cost accounting all oil and gas related costs incurred are accumulated in separate cost centers and are amortized to depletion expense using the gross revenue method based on total future estimated recoverable oil and gas reserves. For non oil and gas producing assets, the Company evaluates impairment in accordance with Financial Accounting Standards Board (FASB) No. 121.

     The Company periodically reviews available for sale marketable securities for other than temporary impairment in accordance with FASB No. 115, when the cost basis of a security exceeds the market value.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 ("2001") COMPARED WITH YEAR ENDED DECEMBER 31,
     2000("2000")

     Net income for the year ended December 31, was $452,000 in 2001 or $0.06 per share, compared to $1,224,000 or $0.15 per share in 2000. Net income in 2001 includes a one-time charge of $1,684,000 ($1,111,000 net of tax impact) for write down of a marketable security due to a decline in market price below cost levels. Excluding the impact of the one time charge, net income for 2001 would have been $1,563,000 or $0.20 per share compared with net income of $1,224,000 in 2000 or $0.15 per share. The market price of the specific security has risen from $2.10 per share at December 31, 2001 (the determination date of the writedown) to $2.50 per share as of March 28, 2002.

     Operating income in 2001 was $6,281,000 compared to $6,178,000 in 2000, an increase of $103,000. This increase was due to higher revenue from oil & gas and real estate operations, increased gains from sales of real estate assets mitigated by higher deprecation, amortization and depletion charges.

     Oil and gas revenues increased from $7,875,000 in 2000 to $8,534,000 in 2001. This increase was attributable to an increase in the production of crude oil and gas. Average oil prices decreased from $25.32 per BBL in 2000 to $20.97 in 2001. Average gas prices decreased from $3.01 per MCF in 2000 to $2.89 in 2001.

     Real estate revenues increased from $12,832,000 in 2000 to $14,095,000 in 2001. This increase was principally due to additional rental income resulting from the purchase of additional properties in 2001.

     Oil and gas production expense was higher in 2001 than 2000. Oil and gas production expense amounted to $2,555,000 in 2001 and $2,224,000 in 2000. The increased 2001 expense was primarily a result of cost increases and engineering operations to increase production.

     Depreciation, depletion and amortization of oil and gas assets amounted to $2,894,000 in 2001 compared to $1,138,000 in 2000. This increase in depletion, expense resulted from a decrease in value of the Company's reserves due to lower oil and gas prices at December 31, 2001 versus December 31, 2000. Real estate depreciation was $2,263,000 in 2001 compared to $2,126,000 in 2000.

     General and administrative expense was comparable in 2001 and 2000. General and administrative expense amounted to $1,690,000 in 2001 compared to $1,689,000 in 2000.

     Interest expense increased from $4,419,000 in 2000 to $4,805,000 in 2001. This increase is attributable to an increase in mortgage debt in 2001.

     The provision for income taxes includes Federal, State and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are primarily due to foreign resource tax credits in Canada, and the dividend exclusion in the United States.

YEAR ENDED DECEMBER 31, 2000("2000") COMPARED WITH YEAR ENDED DECEMBER 31, 1999("1999")

     Net income for the year ended December 31 was $1,224,000 in 2000 as compared to $614,000 in 1999.

     Operating income in 2000 was $6,178,000 compared to $4,461,000 in 1999, an increase of 38%. This increase in operating income is due to higher energy prices in 2000.

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

     The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are primarily due to foreign resource tax credits in Canada, and the dividend exclusion in the United States.

EFFECTS OF INFLATION

     The effects of inflation on the Company's financial condition are not considered to be material by management.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001 the Company had approximately $8.4 million in marketable securities at cost, with a market value of approximately $10.4 million. The current ratio at December 31, 2001 was 1.4 to 1 on a market basis and the Company's working capital was $5.1 million at December 31, 2001. Management considers these amounts adequate for the Company's current business.

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

     During the year ended December 31, 2001, the Company acquired additional real estate properties. The Company will continue to explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. Accordingly, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

     During the year ended December 31, 2000, the Company refinanced $4,200,000 long-term debt on an apartment complex. No refinancing occurred in 2001. These funds were borrowed on a long-term basis at favorable rates. The proceeds of this loan was used to pay off the original first-mortgage loan and for investment and working capital purposes.

     Net cash provided by (used in) operating activities was $6,998,000, $3,620,000 and $5,225,000 in 2001, 2000 and 1999, respectively. The variations in the three years principally relate to changes in accounts receivable and accounts payable and accrued liabilities.

     Net cash provided by (used in) investing activities was $(11,182,000), $(10,767,000) and $(2,821,000) in 2001, 2000 and 1999, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $8,194,000 in 2001. Proceeds from sales and redemptions of securities amounted to $602,000 in 1999. Additionally, purchases of marketable securities amounted to $5,000 in 2001, $4,355,000 in 2000 and $1,338,000 in 1999. Proceeds from sales of real estate properties amounted to $1,602,000 in 1999, $691,000 in 2000 and $3,774,000 in 2001. The Company purchased $3,500,000 in mortgages notes in 2000. These mortgage notes were redeemed in 2001 and replaced by a new mortgage note in the amount of $6,790,000 secured by 196 units in two contiguous apartment complexes in Jersey City, New Jersey

     Net cash provided by (used in) financing activities was $6,376,000 $8,224,000, and $(5,094,000) in 2001, 2000 and 1999, respectively. The variations principally relate to the issuance, refinance, and repayments of long-term debt. The Company has mortgage notes payable, notes payable and revolving lines of credit with maturity dates ranging from 2002 to 2010.. See Footnote No. (4) to the consolidated financial statements for a schedule of long-term debt.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-K for the year ended December 31, 2001 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

ITEM 7a QUALATATIVE AND QUANTATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss. See Note 2 the Financial Statements.

     The Company has long term mortgage notes payable which are subject to the risk of market fluxuation in interest rates. See Note 3 to the Financial Statements.

     The Company does not believe that it is subject to any other risk from market sensitive instruments.

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

                   Estimated quantities of proved oil and gas
                            reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)


                                         Crude Oil, Condensate and Natural Gas Liquids
                                                            (Barrels)
                                    --------------------------------------------------------
                                           United States                    Canada
                                    --------------------------    --------------------------
                                      2001     2000      1999      2001      2000      1999
                                    ------    ------    ------    ------    ------    ------
Proved Reserves-Beginning of Year    1,268     1,428     1,412       870       939     1,153
Revisions of previous estimates        (90)      (98)       84       (32)      (34)     (168)
Sales of minerals in place            --        --        --        --        --        --
Extensions and discoveries            --        --        --           1      --        --
Production                             (56)      (62)      (68)      (53)      (35)      (46)
                                    ------    ------    ------    ------    ------    ------
Proved Reserves-End of Year          1,122     1,268     1,428       786       870       939
                                    ------    ------    ------    ------    ------    ------
Proved Developed Reserves-
         Beginning of Year             482       447       430       552       615       755
                                    ------    ------    ------    ------    ------    ------
         End of Year                   396       482       447       464       552       615
                                    ======    ======    ======    ======    ======    ======



                                                             Natural Gas
                                                                (MFC)
                                    --------------------------------------------------------------
                                            United States                      Canada
                                    -----------------------------    -----------------------------
                                     2001       2000       1999       2001       2000       1999
                                    -------    -------    -------    -------    -------    -------
Proved Reserves-Beginning of Year     9,592      8,791      6,315     28,900     36,578     39,029
Revisions of previous estimates      (1,325)     1,728      3,524      3,437     (6,948)    (1,530)
Sales of minerals in place             --         --         --         --         --         --
Extensions and discoveries              146         30       --          245        103       --
Production                           (1,437)      (957)    (1,048)      (750)      (833)      (921)
                                    -------    -------    -------    -------    -------    -------
Proved Reserves-End of Year           6,976      9,592      8,791     31,832     28,900     36,578
                                    -------    -------    -------    -------    -------    -------
Proved Developed Reserves-
           Beginning of Year          9,592      8,791      6,315     23,075     30,419     32,799
                                    -------    -------    -------    -------    -------    -------
           End of Year                6,976      9,592      8,791     25,912     23,075     30,419
                                    =======    =======    =======    =======    =======    =======


            Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)

                                   United States            Canada
                                -------------------   -------------------
                                  2001       2000       2001      2000
                                --------   --------   --------   --------
Future cash flows               $ 35,631   $ 78,112   $102,926   $310,836
                                --------   --------   --------   --------
Future costs:
   Production                     14,710     23,262     14,675     16,639
   Development, dismantlement
     & abandonment                 1,972      1,763      1,696      1,859
                                --------   --------   --------   --------
Total Future Costs                16,682     25,025     16,371     18,498
                                --------   --------   --------   --------
Future net inflows-Before
     income tax                   18,949     53,087     86,555    292,338
Future income taxes                4,625     14,066     29,309     97,640
                                --------   --------   --------   --------
Future net cash flows             14,324     39,021     57,246    194,698
10% Discount factor                6,166     20,852     35,030    117,612
                                --------   --------   --------   --------
Standardized measure of
     discounted future net
         cash flows             $  8,158   $ 18,169   $ 22,216   $ 77,086
                                --------   --------   --------   --------

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

     "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 2001, 2000 and 1999 are included in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

     The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                    2001        2000         1999
                                 ---------    ---------    ---------
Standardized Measure -           $  95,255    $  33,509    $  26,539
     Beginning of Year
Sales and transfers - Net
     of Production Costs            (6,055)      (7,848)      (3,018)
Extensions and discoveries             700          512         --
Net change in sales price          (26,255)     118,760       16,513
Revision of quantity estimates       1,510      (23,308)      (1,879)
Proceeds from sales of
       Minerals in Place               -0-          -0-          -0-
Accretion of discount               11,716        5,516        3,186
Net change in income taxes          31,894      (26,929)      (7,723)
Change in production rates-
     Other                         (78,391)      (4,957)        (109)
                                 ---------    ---------    ---------
Standardized measure -
     End of year                 $  30,374    $  95,255    $  33,509
                                 ---------    ---------    ---------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT

     Information required under this Item with respect to Directors is incorporated by reference from the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

     Information regarding executive officers is found in Part I, Item 1 (a)

ITEM 11. EXECUTIVE COMPENSATION

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this Item is incorporated by reference from the Company's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders.

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                    (In thousands $ except per share amounts)

                                                     2001
                                ------------------------------------------------
                                  1st       2nd       3rd       4th       Year
                                -------   -------   -------   -------    -------
Oil/Gas Revenues                $ 3,418   $ 2,397   $ 1,601   $ 1,118    $ 8,534
Real Estate Revenues            $ 3,289   $ 3,539   $ 3,617   $ 3,650    $14,095
                                -------   -------   -------   -------    -------
Total Revenues                  $ 6,707   $ 5,936   $ 5,218   $ 4,768    $22,629
                                -------   -------   -------   -------    -------
Gross Profit (loss)
   Oil/Gas (a)                  $ 2,354   $ 1,308   $    78   $  (655)   $ 3,085
Gross Profit
  Real Estate (b)               $   711   $   846   $   914   $   856    $ 3,327
                                -------   -------   -------   -------    -------
Total Gross Profit              $ 3,065   $ 2,154   $   992   $   201    $ 6,412
                                -------   -------   -------   -------    -------
Net Income (loss)               $ 1,037   $   767   $   541   $(1,893)   $   452
                                -------   -------   -------   -------    -------
Net Income (loss)
    Per Share                   $  0.13   $  0.10   $  0.07   $ (0.24)   $  0.06
                                -------   -------   -------   -------    -------
Cash Dividends
    Per Share                   $   .00   $   .00   $   .00   $   .00    $   .00
                                -------   -------   -------   -------    -------

---------

(a) - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

(b) - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                            QUARTERLY FINANCIAL DATA

                                   (Unaudited)

                    (In thousands $ except per share amounts)


                                                      2000
                                 -----------------------------------------------
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

----------

(a) - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

(b) - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

SELECTED FINANCIAL DATA

            (Not covered by Report of Independent Public Accountants)

               (In thousands of dollars except per share amounts)

                                             For the Year Ended December 31
                               --------------------------------------------------------------
                                 2001        2000         1999          1998           1997
                               --------    --------    ---------     ---------      ---------
Oil/Gas Revenues               $  8,534    $  7,875    $   5,238     $   4,759      $   5,917
Real Estate Revenues             14,095      12,832       12,484        11,546          9,730
                               --------    --------    ---------     ---------      ---------
Total Revenues                 $ 22,629    $ 20,707    $  17,722     $  16,305      $  15,647
                               --------    --------    ---------     --------- -    ---------
Gross Profit (loss)
  Oil/Gas (a)                  $  3,085    $  4,513    $   1,722     $    (927)     $   1,316
                               --------    --------    ---------     ---------      ---------
Gross Profit
  Real Estate (b)              $  3,327     $ 3,049    $   3,684     $   2,684      $   2,420
                               --------     ------- -  ---------     ---------      ---------
Total Gross
  Profit                       $  6,412     $ 7,562    $  5,406      $   1,757      $   3,736
                               --------     -------    --------      ---------      ---------
Net Income                     $    452     $ 1,224    $    614      $   1,007      $   5,536
                               --------     -------    --------      ---------      ---------
Net income
  per share of
  common stock (c)             $   0.06    $   0.15    $   0.07      $    0.11      $    0.58
                               --------    --------    --------      ---------      ---------
Total assets at
  year-end                     $107,903    $ 98,541    $ 90,527      $  94,601      $ 102,029
                               --------    --------    ---------     ---------      ---------
Long-term
  obligations                  $ 60,661    $ 46,701    $ 46,935      $  47,764      $  51,587
                               --------    --------    ---------     ---------      ---------
Cash dividends
  per share                    $  --       $   --      $   --        $   -          $   --
                               --------    --------    ---------     ---------      ---------


------------

a) Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

b) Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

c)   Restated to give effect to stock dividends.


                               PRO FORMA RESULTS

                                  (Unaudited)

                                         Pro Forma
                                         Excluding
                                          Security
                                        Write Down            Actual
                                        -----------   --------------------------
                                        December 31         December 31
                                        -----------   --------------------------
                                            2001          2001          2000
                                        -----------   -----------    -----------
Revenues ............................   $22,629,000   $22,629,000    $20,707,000
Operating Income ....................   $ 6,281,000   $ 6,281,000    $ 6,178,000
Net Income ..........................   $ 1,563,000   $   452,000    $ 1,224,000
Earning Per Share ...................   $      0.20   $      0.06    $      0.15

     Net income for the year ended December 31, was $452,000 in 2001 or $0.06 per share, compared to $1,224,000 or $0.15 per share in 2000. Net income in 2001 includes a one-time charge of $1,684,000 ($1,111,000 net of tax impact) for write down of a marketable security due to a decline in market price below cost levels. Excluding the impact of the one time charge, net income for 2001 would have been $1,563,000 or $0.20 per share compared with net income of $1,224,000 in 2000 or $0.15 per share. The market price of the specific security has risen from $2.10 per share at December 31, 2001 (the determination date of the writedown) to $2.50 per share as of March 28, 2002.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Wilshire Oil Company of Texas:

We have audited the accompanying consolidated balance sheets of Wilshire Oil Company of Texas (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Oil Company of Texas and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                ARTHUR ANDERSEN LLP



Roseland, New Jersey
March 22, 2002

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000


                                    ASSETS                                          2001              2000
                                    ------                                          ----              ----
CURRENT ASSETS:
    Cash and cash equivalents (Note 2) .....................................   $   4,984,000    $   2,925,000
    Marketable securities, available-for-sale, at fair value (Notes 2 and 3)      10,358,000        7,166,000
    Accounts receivable (Note 2) ...........................................         832,000        2,243,000
    Income taxes receivable (Note 7) .......................................            --            332,000
    Deferred income taxes (Notes 2 and 7) ..................................            --          1,295,000
    Prepaid expenses and other current assets ..............................       1,215,000        1,240,000
                                                                               -------------    -------------
                 Total current assets ......................................      17,389,000       15,201,000
                                                                               -------------    -------------
MORTGAGE NOTES RECEIVABLE (Note 4) .........................................       6,572,000        3,500,000
                                                                               -------------    -------------
PROPERTY AND EQUIPMENT (Notes 2, 3, 9 and 10):
    Oil and gas properties, using the full cost method of accounting .......     136,355,000      137,458,000
    Real estate properties .................................................      69,161,000       61,402,000
    Other property and equipment ...........................................         394,000          312,000
                                                                               -------------    -------------
                                                                                 205,910,000      199,172,000
    Less-Accumulated depreciation, depletion and amortization ..............     121,968,000      119,332,000
                                                                               -------------    -------------
                                                                                  83,942,000       79,840,000
                                                                               -------------    -------------
                                                                               $ 107,903,000    $  98,541,000
                                                                               =============    =============
                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt (Note 3) .............................   $   7,287,000    $  14,842,000
    Loan payable to shareholder (Note 5) ...................................         700,000          400,000
    Accounts payable .......................................................       2,301,000        1,986,000
    Income taxes payable ...................................................          50,000             --
    Deferred income taxes (Note 2 and 7) ...................................         896,000             --
    Accrued liabilities (Note 8) ...........................................       1,028,000        1,159,000
                                                                               -------------    -------------
                 Total current liabilities .................................      12,262,000       18,387,000
                                                                               -------------    -------------
LONG-TERM DEBT, less current portion (Note 3) ..............................      60,661,000       46,701,000
                                                                               -------------    -------------
DEFERRED INCOME TAXES (Notes 2 and 7) ......................................      11,256,000       11,994,000
                                                                               -------------    -------------
OTHER LONG-TERM LIABILITIES ................................................          31,000           31,000
                                                                               -------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Notes 2 and 8):
    Preferred stock, $1 par value, 1,000,000 shares authorized;
       none issued and outstanding in 2001 and 2000 ........................            --               --
    Common stock, $1 par value, 15,000,000 shares authorized;
       issued 10,013,544 shares in 2001 and 2000 ...........................      10,014,000       10,014,000
    Capital in excess of par value .........................................       9,029,000        9,029,000
    Treasury stock, 2,132,656 and 2,037,556 shares in 2001
       and 2000, respectively, at cost .....................................     (10,179,000)      (9,850,000)
    Retained earnings ......................................................      17,564,000       17,112,000
    Accumulated other comprehensive loss ...................................      (2,735,000)      (4,877,000)
                                                                               -------------    -------------
                                                                                  23,693,000       21,428,000
                                                                               -------------    -------------
                                                                               $ 107,903,000    $  98,541,000
                                                                               =============    =============


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                          2001           2000              1999
                                                      ------------    ------------    ------------
REVENUES (Notes 2, 9 and 10):
    Oil and gas ...................................   $  8,534,000    $  7,875,000    $  5,238,000
    Real estate ...................................     14,095,000      12,832,000      12,484,000
                                                      ------------    ------------    ------------
                 Total revenues ...................     22,629,000      20,707,000      17,722,000
                                                      ------------    ------------    ------------
COSTS AND EXPENSES (Notes 2, 6, 9 and 10):
    Oil and gas production expenses ...............      2,555,000       2,224,000       2,003,000
    Real estate operating expenses ................      8,505,000       7,657,000       6,727,000
    Depreciation and amortization .................      2,263,000       2,126,000       2,073,000
    Depreciation, depletion and amortization of oil
       and gas properties .........................      2,894,000       1,138,000       1,513,000
    General and administrative ....................      1,690,000       1,689,000       1,646,000
    Gain on sales of real estate assets ...........     (1,559,000)       (305,000)       (701,000)
                                                      ------------    ------------    ------------
                 Total costs and expenses .........     16,348,000      14,529,000      13,261,000
                                                      ------------    ------------    ------------
                 Income from operations ...........      6,281,000       6,178,000       4,461,000

WRITE DOWN OF MARKETABLE SECURITIES (Note 2) ......     (1,684,000)           --              --

OTHER INCOME, net .................................        867,000         118,000         307,000

INTEREST EXPENSE (Note 3) .........................     (4,805,000)     (4,419,000)     (3,944,000)
                                                      ------------    ------------    ------------
     Income before provision for income taxes .....        659,000       1,877,000         824,000

PROVISION FOR INCOME TAXES (Note 7) ...............        207,000         653,000         210,000
                                                      ------------    ------------    ------------
                 Net income .......................   $    452,000    $  1,224,000    $    614,000
                                                      ============    ============    ============
BASIC AND DILUTED EARNINGS PER SHARE ..............   $       0.06    $       0.15    $       0.07
                                                      ============    ============    ============



          The accompanying notes to consolidated financial statements are an integral part of these statements.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
DECEMBER 31, 2001, 2000 AND 1999

                                                                      Preferred Stock        Common Stock
                                                                      ---------------    ---------------------     Capital in
                                                                      Shares             Shares                     Excess of
                                                                      Issued   Amount    Issued         Amount      Par Value
                                                                      ------   ------    ------      ---------     ------------
BALANCE, December 31, 1998 ..................................           --      $  --   10,013,544   $ 10,014,000  $  9,146,000
    Comprehensive income, year ended December 31, 1999-
       Net income ...........................................           --         --         --             --            --
       Other comprehensive income-
          Net translation adjustment ........................           --         --         --             --            --
          Change in unrealized loss on marketable
            securities, net of income tax benefit of $224,000           --         --         --             --            --

Comprehensive income ........................................           --         --         --             --            --

Amortization of deferred compensation (Note 6) ..............           --         --         --             --        (117,000)
Purchase of treasury stock ..................................           --         --         --             --            --
                                                                    ------      ------  ----------   ------------  ------------
BALANCE, December 31, 1999 ..................................           --         --   10,013,544     10,014,000     9,029,000
    Comprehensive income, year ended December 31, 2000-
       Net income ...........................................           --         --         --             --            --
       Other comprehensive income-
          Net translation adjustment ........................           --         --         --             --            --
          Change in unrealized loss on marketable securities,
            net of income tax benefit of $1,295,000 .........           --         --         --             --            --

Comprehensive loss ..........................................           --         --         --             --            --

Purchase of treasury stock ..................................           --         --         --             --            --
                                                                    ------      ------  ----------   ------------  ------------
BALANCE, December 31, 2000 ..................................           --         --   10,013,544     10,014,000     9,029,000
    Comprehensive income, year ended December 31, 2001-
       Net income ...........................................           --         --         --             --            --
       Other comprehensive income-
          Net translation adjustment ........................           --         --         --             --            --
          Change in unrealized gain on marketable securities,
            net of income tax expense of $896,000                       --         --         --             --            --

Comprehensive income ........................................

Purchase of treasury stock ..................................           --         --         --             --            --
                                                                    ------      ------  ----------   ------------  ------------
BALANCE, December 31, 2001 ..................................           --      $  --   10,013,544   $ 10,014,000  $  9,029,000
                                                                    ======      ======  ==========   ============  ============


                                                                                     Accumulated
                                                                       Other           Other
                                                                      Treasury       Comprehensive      Retained      Comprehensive
                                                                        Stock        Income (Loss)      Earnings      Income (Loss)
                                                                     ------------    -------------   ------------     -------------
BALANCE, December 31, 1998 ..................................        $ (5,303,000)   $ (3,397,000)   $ 15,274,000
    Comprehensive income, year ended December 31, 1999-
       Net income ...........................................                --              --           614,000       $  614,000
       Other comprehensive income-
          Net translation adjustment ........................                --           574,000            --            574,000
          Change in unrealized loss on marketable
            securities, net of income tax benefit of $224,000                --          (392,000)           --           (392,000)
                                                                                                                        ----------
Comprehensive income ........................................                --              --              --         $  796,000
                                                                                                                        ==========
Amortization of deferred compensation (Note 6) ..............                --              --              --
Purchase of treasury stock ..................................          (2,445,000)           --              --
                                                                     ------------    ------------    ------------
BALANCE, December 31, 1999 ..................................          (7,748,000)     (3,215,000)     15,888,000
    Comprehensive income, year ended December 31, 2000-
       Net income ...........................................                --              --         1,224,000       $ 1,224,000
       Other comprehensive income-
          Net translation adjustment ........................                --          (351,000)           --           (351,000)
          Change in unrealized loss on marketable securities,
            net of income tax benefit of $1,295,000 .........                --        (1,311,000)           --         (1,311,000)
                                                                                                                        ----------
Comprehensive loss ..........................................                --              --              --         $ (438,000)
                                                                                                                        ==========
Purchase of treasury stock ..................................          (2,102,000)           --              --              --
                                                                     ------------    ------------    ------------
BALANCE, December 31, 2000 ..................................          (9,850,000)     (4,877,000)     17,112,000
    Comprehensive income, year ended December 31, 2001-
       Net income ...........................................                --              --           452,000       $  452,000
       Other comprehensive income-
          Net translation adjustment ........................                --          (538,000)           --           (538,000)
          Change in unrealized gain on marketable securities,
            net of income tax expense of $896,000                            --         2,680,000            --          2,680,000
                                                                                                                        ----------
Comprehensive income ........................................                --              --              --         $2,594,000
                                                                                                                        ==========
Purchase of treasury stock ..................................            (329,000)           --              --
                                                                     ------------    ------------    ------------
BALANCE, December 31, 2001 ..................................        $(10,179,000)   $ (2,735,000)   $ 17,564,000
                                                                     ============    ============    ============

          The accompanying notes to consolidated financial statements are an integral part of these statements.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
DECEMBER 31, 2001, 2000 AND 1999



                                                                         2001           2000            1999
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..................................................   $    452,000    $  1,224,000    $    614,000
    Adjustments to reconcile net income to net cash provided by operating activities-
          Depreciation, depletion and amortization ..............      5,157,000       3,264,000       3,586,000
          Write down of marketable securities ...................      1,684,000            --              --
          Deferred income tax (benefit) provision ...............       (738,000)         60,000         (96,000)
          Adjustment of deferred and unearned compensation in
              connection with nonqualified stock option plan, net
                                                                            --              --           (48,000)
    Gain on sales of marketable securities ......................           --              --           (24,000)
    Gain on sales of real estate assets .........................     (1,559,000)       (305,000)       (701,000)
    Changes in operating assets and liabilities-
       Decrease (increase) in accounts receivable ...............      1,411,000      (1,055,000)      1,327,000
       Decrease (increase) in income taxes receivable ...........        382,000         178,000         236,000
       Decrease (increase) in prepaid expenses and other
          current assets ........................................         25,000          86,000          33,000
       Increase in other liabilities ............................           --            31,000            --
       Increase (decrease) in accounts payable, accrued
          liabilities and taxes payable .........................        184,000         137,000         298,000
                                                                    ------------    ------------    ------------
                 Net cash provided by operating activities ......      6,998,000       3,620,000       5,225,000
                                                                    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net ...................................    (11,879,000)     (3,622,000)     (3,687,000)
    Purchases of marketable securities ..........................         (5,000)     (4,355,000)     (1,338,000)
    Purchase of mortgage notes ..................................     (3,290,000)     (3,500,000)           --
    Proceeds from sales and redemptions of marketable
       securities ...............................................           --            19,000         602,000
    Proceeds on mortgage notes ..................................        218,000            --              --
    Proceeds from sales of real estate properties ...............      3,774,000         691,000       1,602,000
                                                                    ------------    ------------    ------------
                 Net cash used in investing activities ..........    (11,182,000)    (10,767,000)     (2,821,000)
                                                                    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of debt ..............................     13,370,000      14,125,000       1,000,000
    Principal payments of long-term debt ........................     (6,965,000)     (4,199,000)     (3,649,000)
    Purchase of treasury stock ..................................       (329,000)     (2,102,000)     (2,445,000)
    Loan payable to shareholder .................................        300,000         400,000            --
                                                                    ------------    ------------    ------------
                 Net cash provided by (used in) financing
                    activities ..................................      6,376,000       8,224,000      (5,094,000)
                                                                    ------------    ------------    ------------


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

DECEMBER 31, 2001, 2000 AND 1999


                                                               2001           2000          1999
                                                            -----------    -----------    -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH .................   $  (133,000)   $   (39,000)   $   133,000
                                                            -----------    -----------    -----------
                 Net increase (decrease) in cash and cash
                    equivalents .........................     2,059,000      1,038,000     (2,557,000)

CASH AND CASH EQUIVALENTS, beginning of year ............     2,925,000      1,887,000      4,444,000
                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year ..................   $ 4,984,000    $ 2,925,000    $ 1,887,000
                                                            ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
       Cash paid during the year for-
          Interest ......................................   $ 4,824,000    $ 4,258,000    $ 3,727,000
          Income taxes, net .............................       355,000        152,000         78,000
                                                            ===========    ===========    ===========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

Wilshire Oil Company of Texas (the Company) is a diversified corporation primarily engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted, both in its own name and through several wholly-owned subsidiaries, in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas production is sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Georgia and Texas. The Company also maintains investments in marketable securities, which are available-for-sale.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed by the Company and its subsidiaries are as follows-

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany account balances and transactions among subsidiaries have been eliminated in consolidation.

Use of Estimates

The preparation of these financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash And Cash Equivalents

The Company considers cash and cash equivalents to include deposits with banks having a maturity of three months or less from date of purchase.

Marketable Securities, Available-for-Sale

As of December 31, 2001 and 2000, the marketable securities of the Company consist primarily of equity securities, all of which are classified as available-for-sale. These securities are carried at fair value based upon quoted market prices. Unrealized gains and losses, representing differences between an investment's cost and its fair value, are charged (credited) directly to shareholders' equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis. The Company periodically reviews available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value.

In 2001, the Company wrote down a marketable security held as available-for-sale to fair value by $1,684,000 since the market value decline was determined to be other than temporary.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Property And Equipment

     Oil And Gas Properties

The Company follows the accounting policy, generally known in the oil and gas industry as "full cost accounting". Under full cost accounting, the Company capitalizes all costs, including interest costs, relating to the exploration for and development of its mineral resources. Under this method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves.

Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 2001 and 2000.

     Real Estate And Other Properties

Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

As of December 31, 2001 and 2000, real estate properties consist of land with an aggregate cost of $16,191,000 and $15,146,000, buildings with an aggregate cost of $44,244,000 and $38,786,000 and furniture and fixtures with an aggregate cost of $8,726,000 and $7,470,000, respectively.

Impairment of Property and Equipment

The Company follows Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121) for their non oil and gas producing assets. As of December 31, 2001 and 2000, the Company has determined that no impairment has occurred in accordance with the measurement criteria prescribed by SFAS 121.

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

Income Taxes

The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are provided for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences are those related to tax over book depreciation, depletion, and amortization and unrealized gains and losses on marketable securities (see
Note 7).

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Foreign Operations

The assets and liabilities of the Company's Canadian subsidiary have been translated at year-end exchange rates, and the related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses are reflected as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment.

Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $19,702,000 and $17,613,000 at December 31, 2001 and 2000, respectively.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123).

Net Income Per Common Share

Basic earnings per share are calculated based on the total weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share-


                                                           2001         2000        1999
                                                        ----------   ----------   ----------
Numerator-
   Net income -
       Basic and Diluted ............................   $  452,000   $1,224,000   $  614,000
                                                        ==========   ==========   ==========
Denominator-
   Weighted average common shares
       outstanding - Basic ..........................    7,914,135    8,160,546    8,559,374
   Incremental shares from assumed conversions of
       stock options ................................         --           --           --
                                                        ----------   ----------   ----------
   Weighted average common shares outstanding -
       Diluted ......................................   $7,914,135    8,160,546    8,559,374
                                                        ==========   ==========   ==========
Basic earnings per share ............................   $     0.06   $     0.15   $      .07
Diluted earnings per share ..........................   $     0.06   $     0.15   $      .07


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes net income, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments. The Company has chosen to disclose comprehensive income (loss) in the Consolidated Statements of Shareholders' Equity.

Changes in the components of Accumulated Other Comprehensive Income (Loss) for the years 1999, 2000 and 2001 are as follows-


                                     Unrealized Gains       Cumulative          Accumulated
                                       (Losses) on       Foreign Currency         Other
                                    Available-for-Sale     Translation         Comprehensive
                                        Securities          Adjustment          Income (Loss)
                                   -------------------   ----------------      --------------
BALANCE, December 31, 1998 ..........  $   118,000         $(3,515,000)        $(3,397,000)
   Change for the year 1999 .........     (392,000)            574,000             182,000
                                       -----------         -----------         -----------
BALANCE, December 31, 1999 ..........     (274,000)         (2,941,000)         (3,215,000)
   Change for the year 2000 .........   (1,311,000)           (351,000)         (1,662,000)
                                       -----------         -----------         -----------
BALANCE, December 31, 2000 ..........   (1,585,000)         (3,292,000)         (4,877,000)
   Change for the year 2001 .........    2,680,000            (538,000)          2,142,000
                                       -----------         -----------         -----------
BALANCE, December 31, 2001 ..........  $ 1,095,000         $(3,830,000)        $(2,735,000)
                                       ===========         ===========         ===========


Reclassifications

Certain reclassifications have been made to the prior year's financial information to conform to the current year presentation.

3.   LONG-TERM DEBT

Long-term debt as of December 31 consists of the following-

                                                     2001           2000
                                                ------------   ------------
       Mortgage notes payable (a) ...........   $ 26,464,000   $ 22,496,000
       Mortgage notes payable (b) ...........     16,868,000     17,062,000
       Mortgage notes payable (c) ...........      9,796,000      5,610,000
       Mortgage note payable (d) ............      4,145,000      4,200,000
       Note payable (e) .....................      4,575,000      6,075,000
       Revolving line of credit (f) .........      3,500,000      3,500,000
       Revolving line of credit (g) .........      2,600,000      2,600,000
                                                ------------   ------------
                                                  67,948,000     61,543,000
       Less-Current portion .................      7,287,000     14,842,000
                                                ------------   ------------
                                                $ 60,661,000   $ 46,701,000
                                                ============   ============

(a) At December 31, 2001, the Company had mortgage notes payable to The Trust Company of New Jersey (The Trust Company) totaling $26,464,000 payable in monthly and quarterly installments, bearing interest at a weighted average effective interest rate of 7.53%. These mortgage notes are secured by a first mortgage interest in the Company's real estate properties and mature at various dates through 2010.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(b) The Company has two mortgage notes payable to Criimi Mae/Citicorp Real Estate (Criimi Mae). The Criimi Mae notes at December 31, 2001 are payable in monthly installments, bear interest at a rate of 7.48% and mature in November 2007. In February 2002, Criimi Mae transferred servicing of the two mortgage notes payable to GMAC Commercial Mortgage Corporation.

(c) In August 1999, Criimi Mae transferred servicing of two of the mortgage notes payable, to Orix Real Estate Capital Markets, LLC (ORIX). The Orix notes are payable in monthly installments, bearing a weighted average interest rate of 7.05% and mature in July 2008. In March 2001, the Company also obtained a mortgage note payable for $4,270,000 from ORIX. The mortgage note is payable in monthly installments, bearing interest at 7.9%, which matures in June 2009 and is secured by the property.

(d) At December 31, 2001, the Company had a mortgage note payable for $4,145,000 from Columbia Savings Bank. The mortgage note is payable in monthly installments, bearing interest at a rate of 8.00%, which matures in January 2011 and is secured by the property.

(e) In 1999, the Company had an outstanding note payable for $1,975,000 to The Trust Company. In August 2000, the Company renewed the note, which bore interest at the prime lending rate, matured in August 2001 and was secured by certain marketable securities. In August 2001, the Company renewed the note, bearing interest at the prime lending rate (4.75% at December 31, 2001) which matures in January 2003.

     In addition, in June 2000, the Company obtained a partially secured note payable to The Trust Company for $2,100,000. This loan bore interest at the prime lending rate and matured in May 2001. The amount was paid in full in 2001.

     The Company also obtained a note payable for $2,000,000 in December 2000, to The Trust Company. This loan bore interest at 6.5%, matured in March 2001 and was secured by a certificate of deposit. The amount was paid in full in 2001. The Company obtained a note payable of $2,600,000 in December 2001, to The Trust Company. This loan bore interest at the prime lending rate, matured in March 2002 and was secured by a certificate of deposit. The amount was paid in full in 2002.

(f) In 1999, the Company had an unsecured $2,000,000 revolving line of credit from The Trust Company. In August 2000, the revolving line of credit was renewed. This loan bore interest at the prime lending rate and matured in August 2001. In August 2001, the line of credit was extended and matures in January 2003.

     In addition, the Company obtained an unsecured line of credit for $1,500,000 in December 2000, which bore interest at the prime lending rate and matured in March 2001. In March 2001, the line of credit was extended and matures in October 2002. The amount was paid in full in March 2002.

(g) In June 2000, the Company obtained a revolving line of credit from the Provident Savings Bank for $2,600,000 all of which was outstanding at December 31, 2000. This loan bore interest at the prime lending rate and matured in June 2001. In June 2001 the line of credit was extended, bearing interest at the prime lending rate of 4.75% at December 31, 2001 and matures in July 2002.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The aggregate maturities of the long-term debt in each of the five years subsequent to 2001 and thereafter are-

       2002 .......................................   $ 7,287,000
       2003 .......................................    10,508,000
       2004 .......................................     8,627,000
       2005 .......................................       685,000
       2006 .......................................       735,000
       Thereafter .................................    40,106,000
                                                      -----------
                                                      $67,948,000
                                                      ===========

4.   MORTGAGE NOTES RECEIVABLE

During June 2000, the Company acquired mortgage notes receivable secured by underlying property from The Trust Company for a fair value price of $3,500,000. This transaction was financed in part with the $2,100,000 note payable discussed in Note 3 (e) above. In 2001, the Company entered into an agreement whereby they borrowed $3,200,000 from The Trust Company (included in mortgage notes payable discussed in Note 3 (a) above) which was issued to a third party and redeemed the mortgage notes acquired in 2000 in exchange for $6,790,000 of mortgage notes receivable. Under this agreement, the Company has the right to receive proceeds from the sale of the underlying property for which they received $218,000 in 2001.

5.   LOAN PAYABLE TO SHAREHOLDER

During 2000, a shareholder loaned the Company $900,000, payable on demand at the prime interest rate (4.75% at December 31, 2001). During 2001, the shareholder loaned the Company an additional $300,000. At December 31, 2001, $700,000 was outstanding under this loan. The Company repaid $200,000 to the shareholder in January 2002.

6.   STOCK OPTIONS

Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 26,764 shares of common stock were outstanding to officers, key consultants and employees at December 31, 2001. No additional options may be granted under these plans.

In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. During 1999, the Company granted 5,000 options, to purchase common stock under the Director Plan. No options were granted under either plan during 2000 and 2001. At December 31, 2001, 3,090 and 82,100 options were outstanding under the Incentive Plan and Director Plan, respectively.

The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

The Company has adopted the disclosure-only provisions of SFAS 123. As permitted by the statement, the Company has chosen to continue to account for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for its stock-based compensation plans. Had the

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



fair value method of accounting been applied to the Company's stock option plans, which requires recognition of compensation cost ratably over the vesting period of the underlying equity instruments, net income would have been reduced by $0 with no per share effect in 2001, $6,000 with no per share effect in 2000, and $49,000 with no per share effect in 1999. This pro forma impact only takes into account options granted since January 1, 1995 and is likely to increase in future years as additional options are granted and amortized ratably over the vesting period. The average fair value of options granted during 1999 was $2.09.

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.94 per share in 1999 and the following weighted average assumptions; risk-free interest rate of 6.19% for 1999, volatility of 25.94% for 1999, and no dividend yield for 1999.

The following table summarizes stock option activity for 2001 and 2000-


                                                          2001                         2000
                                                  ----------------------       ----------------------
                                                                Price                        Price
                                                    Shares     Low-High          Shares     Low-High
                                                  ---------   ----------       ---------   ----------
Options outstanding at beginning of year ........   174,372   $1.00-6.51         199,745   $1.00-6.51
Options granted .................................        --           --              --           --
Options exercised ...............................        --           --              --           --
Options terminated and expired ..................   (62,418)   5.09-6.51         (25,373)   3.87-5.53
                                                    -------   ----------         -------   ----------
Options outstanding at end of year (a) ..........   111,954   $1.00-6.51         174,372   $1.00-6.51
                                                    =======   ==========         =======   ==========
Options exercisable at end of year ..............   106,954   $1.00-6.51         160,162   $1.00-6.51
                                                    =======   ==========         =======   ==========


---------

(a) At December 31, 2001, options outstanding include options ($1.00 to $6.51 per share) granted to certain employees and key consultants whereby the initial option price as determined by the Committee is subject to reduction (to a minimum of $1.00) by an amount equal to the increase in market value from the date of grant. At December 31, 2001, the lowest outstanding option price is $3.94 per share. Included in these options are options with attached stock appreciation rights, pursuant to which the Company may elect to grant cash, stock or a combination of cash and stock in lieu of the stock appreciation value. Additional compensation attributable to these options is charged to income or capitalized as exploration and development costs over calculated periods of employment based on the duties performed by the individuals awarded the options. During 2001, 2000 and 1999, $0, $0 and $69,000, respectively, was charged to operations, and $0, $0 and $48,000, respectively, was charged to oil and gas properties relating to such options.

     As of December 31, 2001 and 2000, included in accrued liabilities is $31,000 payable to certain individuals for stock appreciation rights. These amounts are currently payable under certain conditions.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.   INCOME TAXES

Provision (benefit) for income taxes consist of the following-

                                     2001         2000            1999
                                 ----------    -----------    ----------
       Federal-
          Current ............   $   72,000    $  (164,000)   $  251,000
          Deferred ...........     (635,000)        84,000      (350,000)
                                 ----------    -----------    ----------
                                   (563,000)       (80,000)      (99,000)
                                 ----------    -----------    ----------
       Foreign-
          Current ............      933,000        767,000        63,000
          Deferred ...........     (103,000)       (24,000)      254,000
                                 ----------    -----------    ----------
                                    830,000        743,000       317,000
                                 ----------    -----------    ----------
       State .................      (60,000)       (10,000)       (8,000)
                                 ----------    -----------    ----------
                 Total .......   $  207,000    $   653,000    $  210,000
                                 ==========    ===========    ==========

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate is as follows-

                                                 2001        2000        1999
                                               --------    --------    --------
       Federal income tax provision at
         statutory rate .....................  $224,000    $638,000    $280,000
       State income tax benefit, net of
         Federal impact .....................   (40,000)     (7,000)     (5,000)
       Impact of foreign operations .........   119,000     109,000     (20,000)
       Dividend exclusion ...................   (96,000)    (87,000)    (45,000)
                                               --------    --------    --------
                                               $207,000    $653,000    $210,000
                                               ========    ========    ========
       Effective tax rate                          31.4%       34.8%       25.5%
                                               ========    ========    ========

Significant components of deferred tax liabilities as of December 31, 2001 and 2000 were as follows-


                                                                    2001           2000
                                                                 -----------    -----------
Tax over book depreciation, depletion and amortization-
   Oil and gas and real estate properties -- U. S. ..........    $ 6,940,000    $ 7,575,000
   Oil and gas properties -- Canada .........................      4,316,000      4,419,000
Unrealized gain (loss) on marketable securities .............        896,000     (1,295,000)
                                                                 -----------    -----------
          Net deferred tax liability ........................     12,152,000     10,699,000

Deferred tax (liability) asset reclassified to current ......       (896,000)     1,295,000
                                                                 -----------    -----------
          Noncurrent deferred tax liability .................    $11,256,000    $11,994,000
                                                                 ===========    ===========


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.   COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2001 and 2000, $7,880,888 and $7,975,988, respectively, of
Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2001 and 2000, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

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

Corporate

The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has focused its resources in the oil and gas and real estate divisions.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following segment data is presented based on the Company's internal management reporting system-


                                                              2001           2000          1999
                                                          ------------   -----------  -----------
       Gross revenues-
          Oil and gas-United States ..................    $  4,796,000   $ 4,474,000  $ 3,071,000
          Oil and gas-Canada .........................       3,738,000     3,401,000    2,167,000
          Real estate ................................      14,095,000    12,832,000   12,484,000
                                                          ------------   -----------  -----------
                                                          $ 22,629,000   $20,707,000  $17,722,000
                                                          ============   ===========  ===========
       Income (loss) from operations-
          Oil and gas-United States (a) ..............    $   (348,000)  $   826,000  $  (680,000)
          Oil and gas-Canada (a) .....................       2,078,000     2,222,000      953,000
          Real estate (a) ............................       4,885,000     3,486,000    4,385,000
          Corporate (a) ..............................        (334,000)     (356,000)    (197,000)
                                                          ------------   -----------  -----------
                                                          $  6,281,000   $ 6,178,000  $ 4,461,000
                                                          ============   ===========  ===========
       Depreciation, depletion and amortization-
          Oil and gas-United States ..................    $  1,969,000   $   928,000  $ 1,160,000
          Oil and gas-Canada .........................         925,000       192,000      332,000
          Real estate ................................       2,263,000     2,126,000    2,073,000
          Corporate ..................................              --        18,000       21,000
                                                          ------------   -----------  -----------
                                                          $  5,157,000   $ 3,264,000  $ 3,586,000
                                                          ============   ===========  ===========
       Identifiable assets-
          Oil and gas-United States ..................    $ 14,993,000   $16,400,000  $16,418,000
          Oil and gas-Canada .........................      13,758,000    14,964,000   14,334,000
          Real estate ................................      58,344,000    36,698,000   40,367,000
          Corporate ..................................      20,808,000    30,479,000   19,408,000
                                                          ------------   -----------  -----------
                                                          $107,903,000   $98,541,000  $90,527,000
                                                          ============   ===========  ===========
       Capital expenditures-
          Oil and gas-United States ..................    $    980,000   $   864,000  $   821,000
          Oil and gas-Canada .........................         948,000       921,000    1,136,000
          Real estate ................................      10,140,000     2,186,000    1,870,000
          Corporate ..................................         112,000        27,000        6,000
                                                          ------------   -----------  -----------
                                                          $ 12,180,000   $ 3,998,000  $ 3,833,000
                                                          ============   ===========  ===========


---------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.  GEOGRAPHIC INFORMATION

The following is a description by geographic location-


                                                               2001         2000          1999
                                                          ------------   -----------  -----------
       Gross revenues-
          United States ...............................   $ 18,891,000   $17,306,000  $15,555,000
          Canada ......................................      3,738,000     3,401,000    2,167,000
                                                          ------------   -----------  -----------
                                                          $ 22,629,000   $20,707,000  $17,722,000
                                                          ============   ===========  ===========
       Income (loss) from operations-
          United States ...............................   $  4,203,000   $ 3,956,000  $ 3,508,000
          Canada ......................................      2,078,000     2,222,000      953,000
                                                          ------------   -----------  -----------
                                                          $  6,281,000   $ 6,178,000  $ 4,461,000
                                                          ============   ===========  ===========
       Depreciation, depletion and amortization-
          United States ...............................   $  4,232,000   $ 3,072,000  $ 3,254,000
          Canada ......................................        925,000       192,000      332,000
                                                          ------------   -----------  -----------
                                                          $  5,157,000   $ 3,264,000  $ 3,586,000
                                                          ============   ===========  ===========
       Identifiable assets-
          United States ...............................   $ 94,145,000   $83,577,000  $76,193,000
          Canada ......................................     13,758,000    14,964,000   14,334,000
                                                          ------------   -----------  -----------
                                                          $107,903,000   $98,541,000  $90,527,000
                                                          ============   ===========  ===========
       Capital expenditures-
          United States ...............................   $ 11,232,000   $ 3,077,000  $ 2,697,000
          Canada ......................................        948,000       921,000    1,136,000
                                                          ------------   -----------  -----------
                                                          $ 12,180,000   $ 3,998,000  $ 3,833,000
                                                          ============   ===========  ===========


11.  OIL AND GAS PRODUCING ACTIVITIES

The following data represents the Company's oil and gas producing activities for 2001 and 2000-


                                                                            2001          2000
                                                                        ------------  ------------
       Capitalized costs (all being amortized)-
          Productive and nonproductive properties ...................   $130,891,000  $132,011,000
          Unevaluated properties ....................................      5,464,000     5,447,000
                                                                        ------------  ------------
                 Total capitalized costs being amortized ............    136,355,000   137,458,000

       Less-Accumulated depreciation, depletion and amortization ....    108,708,000   108,254,000
                                                                        ------------  ------------
                 Net capitalized costs ..............................   $ 27,647,000  $ 29,204,000
                                                                        ============  ============


WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-


                                                    United States                              Canada
                                      -------------------------------------    -------------------------------------
                                         2001          2000         1999          2001          2000         1999
                                      ----------    ----------   ----------    ----------    ----------   ----------
Acquisition of unproved
  properties .......................  $  102,000    $  194,000   $   82,000    $   91,000    $   83,000   $   84,000
Exploration ........................     554,000       148,000      441,000       113,000       325,000      109,000
Development ........................     681,000       549,000      306,000       995,000       206,000      593,000
                                      ----------    ----------   ----------    ----------    ----------   ----------
Total costs incurred ...............  $1,337,000    $  891,000   $  829,000    $1,199,000    $  614,000   $  786,000
                                      ==========    ==========   ==========    ==========    ==========   ==========
Revenues from oil and gas
  producing activities .............  $4,796,000    $4,474,000   $3,071,000    $3,738,000    $3,401,000   $2,167,000
                                      ----------    ----------   ----------    ----------    ----------   ----------
Production costs ...................   1,905,000     1,754,000    1,509,000       651,000       470,000      494,000
Technical support and other ........   1,270,000       948,000    1,061,000        84,000       517,000      388,000
Depreciation, depletion and
  amortization .....................   1,969,000       946,000    1,181,000       925,000       192,000      332,000
                                     ----------    ----------   ----------    ----------    ----------   ----------
Total expenses .....................   5,144,000     3,648,000    3,751,000     1,660,000     1,179,000    1,214,000
                                     ----------    ----------   ----------    ----------    ----------   ----------
Pretax income (loss) from oil
  and gas producing
  activities .......................    (348,000)      826,000     (680,000)    2,078,000     2,222,000      953,000

Income tax (provision) benefit .....     118,000      (280,000)     238,000      (830,000)     (743,000)    (317,000)
                                      ----------    ----------   ----------    ----------    ----------   ----------
Results of oil and gas
  producing activities .............  $ (230,000)   $  546,000   $ (442,000)   $1,248,000    $1,479,000   $  636,000
                                      ==========    ==========   ==========    ==========    ==========   ==========



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



     4.6 The Company agrees to furnish to the Commission upon request any other agreements with respect to long term debt.

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

    99.1   Letter to Commission Pursuant to Temporary Note 3T

    11.    Computation of Earnings Per Share

    21.    List of significant subsidiaries of the Registrant

    23.    Consent of Arthur Andersen LLP

14(b) REPORTS ON FORM 8

     There were no Form 8-K filings by the Company during the fourth quarter of 2001.

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



                                         WILSHIRE OIL COMPANY OF TEXAS
                                         -----------------------------
                                                (Registrant)


                           Directors:


                                    By:  /s/   S. WILZIG IZAK
                                        ----------------------------------------
                                               S. Wilzig Izak


                                    By:  /s/   WILLIAM SCHWARTZ, M.D.
                                        ----------------------------------------
                                               William Schwartz, M.D., Director


                                    By:  /s/   MILTON DONNENBERG
                                        ----------------------------------------
                                               Milton Donnenberg


                                    By:  /s/   ERNEST WACHTEL
                                        ----------------------------------------
                                               Ernest Wachtel

                           Officers:

                                    By:  /s/    S. WILZIG IZAK
                                        ----------------------------------------
                                                S. Wilzig Izak
                                                Chairman of the Board and Chief
                                                Executive Officer
                                                (Duly Authorized Officer and
                                                Chief Financial Officer)

Date: March 30, 2002