Form 10-K/A
period 2001-12-31
WILSHIRE OIL CO OF TEXAS
filed 2002-04-30
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-K/A

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

                       DOCUMENTS INCORPORATED BY REFERENCE: NONE



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

ITEM 7a QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS OF THE REGISTRANT


     The Company's Restated Certificate of Incorporation and By-Laws provide for a seven member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class I expires at the 2002 annual Meeting, Class II at the next succeeding annual Meeting and Class III at the following succeeding Annual Meeting.

     The information provided below with respect to director nominees and present directors includes (1) name, (2) class, (3) principal occupation, business experience during the past five years, and age, (4) the year in which he or she became a director and (5) number and percentage of shares of Common Stock of the Company beneficially owned. This information has been furnished by the directors.

                                                                                                       Shares of
                                                                                                      Common Stock
                                                                                       Year           Beneficially
                                                                                      Became           Owned on
                                                                                     Director        March 15, 2002
                                               Principal Occupation                   of the         and Percentage
Name                       Class                    and Age (a)                      Company          of Class (b)
------------------------- -------  ---------------------------------------------  ---------------- -------------------
Dr. Ira F. Braun            III    Director of Neuro Interventional                    1981              22,523(e)
                                   Radiology, Miami Vascular Institute;                                   (0.28%)
                                   Clinical Professor of Radiology,
                                   University of Miami; prior thereto
                                   at Medical College of Virginia. Age 52

Milton Donnenberg            II    Formerly President, Milton Donnenberg               1981              22,460(e)
                                   Assoc., Realty Management,                                             (0.28%)
                                   Carlstadt, NJ Age 79

S. Wilzig Izak               II    Chairman of the Board since                         1987              89,188(c)
                                   September 20, 1990; Chief Executive                                    (1.29%)
                                   Officer since May 1991; Executive Vice
                                   President (1987-1990); prior thereto,
                                   Senior Vice President. Age 43

Eric J. Schmertz, Esq.       I     Of Counsel to the Dweck law firm;                   1983              23,218(e)
                                   Distinguished Professor Emeritus                                      (0.29%)
                                   and formerly Dean, Hofstra University
                                   School of Law, Hempstead, NY. Age 76

Dr. William J. Schwartz      I     Chief of Ophthalmology, Good                        1983             147,090(d)(e)
                                   Samaritan Hospital, Suffern, N.Y. Age 57                               (1.85%)

Ernest Wachtel              III    President, Ellmax Corp., Builders and               1970              98,491(e)
                                   Realty Investors, Elizabeth, N.J. Age 77                               (1.24%)

W. Martin Willschick        III    Manager, Treasury Services, City of                 1997               7,062(f)
                                   Toronto, Canada.  Age 50                                               (0.09%)
                                   Mr. Willschick is Ms. Izak's first cousin

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

(c) Includes 16,390 shares of stock that could be acquired by S. Wilzig Izak on the exercise of options exercisable within 60 days of March 15, 2002.

(d) Includes 26,813 shares of stock owned by a profit sharing plan, 27,864 shares owned by Dr. Schwartz' wife and 2,953 shares owned by or on behalf of Dr. Schwartz' children.

(e) Includes 10,300 shares of stock that could be obtained by each of these Outside Directors on the exercise of options exercisable within 60 days of March 15, 2002.

(f) Includes 5,000 shares of stock that could be obtained by W. Martin Willschick on the exercise of options exercisable within 60 days of March 15, 2002.

At March 15, 2002, all current directors and current executive officers as a group (seven persons) beneficially owned equity securities as follows:

                                          Amount
                                       Benefically
Title of Class                            Owned                 Percent of Class
--------------                         -----------              ----------------
Common Stock.......................      410,032*                    5.16%

----------

* Includes 72,890 shares subject to options exercisable within 60 days of March 15, 2002.


SECTION 16(a) REPORTING

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such person's ownership of the Company's securities. The Company is not aware of any delinquent filings in 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth, for the years ended December 31, 1999, 2000 and 2001, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the Chief Executive Officer of the Company (the "named Officer"), for services rendered in all capacities during such period.

                                                  Annual Compensation               Long-Term
Name and Current                          --------------------------------------   Compensation         All Other
Principal Position             Year          Salary       Bonus       OTHER(a)    Options Granted     Compensation(b)
---------------------------- --------     -----------   ----------  ------------ ------------------  -----------------
S. Wilzig Izak                  2001        $140,000       --          --                --                $286
    Chairman and CEO            2000        $140,000       --          --                --                $272
                                1999        $140,000       --          --                --                $255

----------

(a) During the periods covered, the Named Officer did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles) in excess of the lesser of $50,000 or 10% of such individual's salary and bonus.

(b) The $286 amount for 2001 represents the dollar value of insurance premiums paid by the Company for term-life insurance for Ms. Izak.

BOARD REPORT ON EXECUTIVE COMPENSATION

          The Company does not have a separate Compensation Committee, and therefore, decisions concerning the compensation of the Company's executive officers are made by the entire Board of Directors (other than decisions relating to the grant of stock options under the Company's stock option plan, which are made by the Stock Option Committee). S. Wilzig Izak, the Chief Executive Officer of the Company and member of the Board of Directors, has abstained from all votes pertaining to her compensation. Pursuant to SEC rules designed to enhance disclosure of corporate policies concerning executive compensation, set forth below is a report submitted by the Board which addresses the Company's compensation policies for 2001 as they affected the Company's Chief Executive Officer.

          The goals of the Company's compensation policies pertaining to executive officers are to provide a competitive level of salary and other benefits to attract, retain and motivate highly qualified personnel, while balancing the desire for cost containment.

          The Company provides the Chief Executive Officer with a competitive salary. The Board also believes that executive's compensation should be more closely tied to Company performance through emphasis on equity rather than incremental pay increases. This policy also serves to contain costs. The Company did not increase the Chief Executive Officer's salary in 2001.

          The Board believes that the key element in the Company's long term compensation of executive officers is a stock option plan. In light of Ms. Izak's current option holdings and other equity interests in the Company, the Board's Stock Option Committee decided not to grant additional stock options to Ms. Izak in 2001.

          The Board believes that its compensation policies balance the objectives of fostering the retention and motivation of qualified executive officers while striving to contain personnel costs.

          This report shall not be deemed incorporated by reference by any general statement with reference to any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not be deemed filed under either of such acts except to the extent that the Company specifically incorporates this information by reference.

STOCK OPTIONS

     In June 1995, the Company adopted two new stock-based compensation plans (the 1995 Stock Option and Incentive Plan and the 1995 Non-Employee Director Stock Option Plan) under which up to 450,000 and 150,000 shares of common Stock, respectively, are available for grant. Options may no longer be granted under stock option plans approved prior to 1995; however, certain options granted under such prior plans currently remain outstanding.

     No stock options were granted to the Named Officer during the year ended December 31, 2001. The following table provides data regarding options exercised during 2001 by the Named Officer as well as the number of shares covered by both exercisable and non-exercisable stock options held by the Named Officer at December 31, 2001. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of an existing option and $3.12, the closing sale price of the Company's Common Stock on the American Stock Exchange on December 31, 2001.


                                                                Number of
                                                               Securities            Value of
                                                               Underlying           Unexercised
                                                               Unexercised          in-the-money
                                                                Options at           Options at
                                                                 12/31/01             12/31/01
                                                              -------------        -------------
                      Shares Acquired      Value               Exercisable/        Exercisable/
Name                    on Exercise       Received            Unexercisable        Unexercisable
----                  ---------------     --------            -------------        -------------
S. Wilzig Izak....          0              $0                   16,390/0                $0/0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding common Stock as of January 30, 2002.

Name and Address                          Amount and Nature of        Percent
Of Beneficial Owner                       Beneficial Ownership        of Class
-------------------                       --------------------        --------
Siggi B. Wilzig......................          764,674(1)              9.70%
  921 Bergen Avenue
  Jersey City, New Jersey 07306

Dimensional Fund Advisors, Inc.......          747,885(2)              9.49%
  1299 Ocean Avenue, Suite 650
  Santa Monica, CA 90101

----------

(1) Mr. Wilzig, former Chairman and President of the Company, serves as the Senior consultant to the Company at a remuneration of $135,000 per year. His duties include financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of January 30, 2002, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 747,885 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, Investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc, serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2000, the Company acquired mortgage notes receivable secured by underlying property from The Trust Company of New Jersey ("TCNJ") for $3.5 million. This transaction was financed in part with a $2.1 million loan from TCNJ. In 2001, the Company entered into an agreement whereby they borrowed $3.2 million from TCNJ which was issued to a third party and redeemed the mortgage notes acquired in 2000 in exchange for $6.79 million of mortgage notes receivable. In addition, the Company obtained from TCNJ a $2.6 million loan at prime secured by a certificate of deposit bearing interest at 1.85%, which matured in March 2002.

     During March 2002, the Company refinanced an existing mortgage loan with TCNJ for $4.08 million and redeemed an unsecured line of credit with TCNJ for $1.5 million. At March 29, 2002, the Company was indebted to TCNJ for approximately $26.8 million of first mortgage loans at a weighted average interest rate of approximately 7.53%, $1.97 million loan secured by marketable securities at prime and a $2.0 million unsecured line of credit bearing interest at prime. Siggi B. Wilzig, whose shareholdings of the Company are described in
Item 12 of Form 10K/A is an officer, director and significant shareholder of TCNJ.

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

Date: April 30, 2002