Form 10-Q
period 2002-03-31
WILSHIRE OIL CO OF TEXAS
filed 2002-05-15
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For quarter ended March 31, 2002 Commission file number 1-467


                          WILSHIRE OIL COMPANY OF TEXAS
              -----------------------------------------------------
             (Exact name of registrants as specified in its charter)


           Delaware                                       84-0513668
 --------------------------------                    -------------------
 (State  or other jurisdiction of                      (IRS Employer
  incorporation or organization)                     Identification No.)


921 Bergen Avenue - Jersey City, New Jersey               07306-4204
-------------------------------------------              ------------
 (Address of principal executive offices)                 (Zip Code)


 Registrant's telephone number -- including area code    (201)  420-2796
 -----------------------------------------------------------------------


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

                     Common Stock $1 Par Value -- 7,875,888

                          WILSHIRE OIL COMPANY OF TEXAS
                                      INDEX

                                                                      Page No.
                                                                      --------
Part I   Financial Information

         Financial Information:                                           1
         Condensed Consolidated Balance Sheets -
         March 31, 2002 (Unaudited) and December 31, 2001

         Unaudited Condensed Consolidated Statements of Income -          2
         Three months ended March 31, 2002 and 2001

         Unaudited Condensed Consolidated Statement of Cash Flows -       3
         Three months ended March 31, 2002 and 2001

         Notes to Unaudited Condensed Consolidated
         Financial Statements                                         4, 5 & 6

         Management's Discussion and Analysis                        7, 8, & 9
         of Financial Condition and Results of
         Operations

Part II  Other Information                                               10

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)

                                                                                 March 31,   December 31,
                                                                                   2002          2001
                                                                                 ---------   ------------
                                                                                (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents ..................................................   $   3,215    $   4,984
  Marketable securities, available-for-sale, at fair value ...................      10,120       10,358
  Accounts receivable ........................................................       1,739          832
  Prepaid income taxes .......................................................         796         --
  Prepaid expenses and other current assets ..................................         281        1,215
                                                                                 ---------    ---------
            Total current assets .............................................      16,151       17,389
 MORTGAGE NOTES RECEIVABLE ...................................................       5,176        6,572
                                                                                 ---------    ---------

PROPERTY AND EQUIPMENT
   Oil and gas properties, using full cost method of accounting ..............     136,521      136,355
   Real estate properties ....................................................      69,689       69,161
   Other property and equipment ..............................................         375          394
                                                                                 ---------    ---------
                                                                                   206,585      205,910
     Less-Accumulated depreciation, depletion and amortization ...............     122,918      121,968
                                                                                 ---------    ---------
                                                                                    83,667       83,942
                                                                                 ---------    ---------
                                                                                 $ 104,994      107,903
                                                                                 =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ..........................................   $   3,187    $   7,287
  Loan payable to shareholder ................................................         500          700
  Accounts payable ...........................................................       3,094        3,247
  Accrued liabilities ........................................................         176        1,028
                                                                                 ---------    ---------
                 Total current liabilities ...................................       6,957       12,262
                                                                                 ---------    ---------
LONG - TERM DEBT, less current portion .......................................      61,145       60,661
                                                                                              ---------
DEFERRED INCOME TAXES ........................................................      12,794       11,256
                                                                                 ---------    ---------
OTHER LONG-TERM LIABILITIES ..................................................        --             31
                                                                                ---------     ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $1 par value, 1,000,000 shares authorized;
     None issued and outstanding in 2002 and 2001
   Common stock, $1 par value, 15,000,000 shares authorized;
     Issued 10,013,544 shares in 2002 and 2001 ...............................      10,014       10,014
   Capital in excess of par value ............................................       9,029        9,029
   Treasury stock, 2,137,656 and 2,132,656 shares at March 31,
     2002 and December 31, 2001, respectively, at cost .......................     (10,198)     (10,179)
   Retained earnings .........................................................      17,854       17,564
   Accumulated other comprehensive loss ......................................      (2,601)      (2,735)
                                                                                 ---------    ---------
                                                                                    24,098       23,693
                                                                                 ---------    ---------
                                                                                 $ 104,994    $ 107,903
                                                                                 =========    =========


                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
              UNAUDITED CONDENSED CONDOLIDATED STATEMENTS OF INCOME
                     (000's Omitted, Except Per Share Data)

                                                      FOR THE THREE MONTHS ENDED
                                                       -------------------------
                                                        March 31,   March 31,
                                                          2002         2001
                                                        --------    ---------
REVENUES
Oil & Gas ..........................................     $ 1,248       $ 3,418
Real Estate ........................................       3,769         3,289
                                                         -------       -------
   Total Revenues ..................................       5,017         6,707


COSTS AND EXPENSES
Oil and Gas Production Expenses ....................         457           601
Real Estate Operating Expenses .....................       2,107         2,041
Depreciation, depletion and amortization ...........         986         1,000
General and Administrative .........................         461           344
                                                         -------       -------
   Total Costs and Expenses ........................       4,011         3,986
                                                         -------       -------
   Income from Operations ..........................       1,006         2,721

OTHER INCOME .......................................         546            95

INTEREST EXPENSE ...................................      (1,135)       (1,169)
   Income before provision for income
    taxes ..........................................         417         1,647
                                                         -------       -------
PROVISION FOR INCOME TAXES .........................         127           610
                                                         -------       -------
   Net income ......................................     $   290       $ 1,037
                                                         -------       -------

BASIC AND DILUTED EARNINGS PER  SHARE ..............     $  0.04       $  0.13
                                                         -------       -------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)

                                                                For The Three
                                                                Months Ended
                                                             -------------------
                                                             March 31, March 31,
                                                               2002      2001
                                                             --------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income ............................................   $   290    $ 1,037
    Adjustments to reconcile net income to net
     cash provided by operating activities -
    Depreciation, depletion and amortization .............       986      1,000
    Gain on sales of Marketable Securities ...............      (380)      --
    Deferred income tax provision (benefit) ..............     1,429       (397)
    Changes in operating assets and liabilities -

        (Increase) decrease in receivables ...............    (1,703)      (334)
        (Increase) decrease in prepaid expenses and
          Other current assets ...........................       933       (175)
        Increase (Decrease) in accounts payable,
          Accrued and other liabilities ..................    (1,005)     1,973
                                                             -------    -------
      Net cash provided by operating activities ..........       550      3,104
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Mortgage Notes Receivable .............................     1,396       --
   Capital expenditures, net .............................      (675)    (4,961)
   Purchases of marketable securities ....................      (537)      --
   Proceeds from sales of marketable securities ..........     1,453       --
                                                             -------    -------
   Net cash provided by (used in) investing activities ...     1,637     (4,961)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payment of debt .............................    (7,896)    (2,000)
   Proceeds from issuance of long term debt ..............     4,080      4,270
   Purchase of treasury stock ............................       (19)      (198)
   Other .................................................       (50)      (195)
                                                             -------    -------
   Net cash provided by (used in) financing activities ...    (3,885)     1,877

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................       (71)    (1,004)
                                                             -------    -------
   Net decrease in cash and cash equivalents .............    (1,769)      (984)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........     4,984      2,925
                                                             -------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............   $ 3,215    $ 1,941
                                                             -------    -------
SUPPLEMENTAL DISCLOSURES TO THE
   STATEMENTS OF CASH FLOWS:
    Cash paid during the period for -
    Interest .............................................   $ 1,135    $ 1,175
    Income taxes .........................................   $    62    $    59

                          WILSHIRE OIL COMPANY OF TEXAS
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

1.   FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. In connection with the preparation of the interim financial statements, the Company estimates the oil and gas operations for the month of March based on prior months actual results and specific significant transactions which may have occurred during the month. In the opinion of management these estimated results approximate actual. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

    The following segment data is presented based on the Company's internal management reporting system-

                                                        For the three months
                                                          Ended March 31
                                                  -----------------------------
                                                       2002           2001
                                                  ------------    ------------
Revenues
   Oil and gas- United States .................   $    728,000    $  1,636,000
   Oil and gas - Canada .......................        520,000       1,782,000
   Real estate ................................      3,769,000       3,289,000
                                                  ------------    ------------
                                                  $  5,017,000    $  6,707,000
                                                  ------------    ------------

Income from operations and reconciliation
to Income before provision for income taxes
    Oil and gas - United States (a) ...........   $   (413,000)   $    521,000
    Oil and gas - Canada (a) ..................        317,000       1,479,000
    Real estate (a) ...........................      1,100,000         711,000
    Corporate (a) .............................          2,000          10,000
                                                  ------------    ------------
        Income from Operations ................      1,006,000       2,721,000
Other Income ..................................        546,000          95,000
   Interest expenses ..........................     (1,135,000)     (1,169,000)
                                                  ------------    ------------
       Income before provision for income taxes   $    417,000    $  1,647,000
                                                  ------------    ------------
Identifiable assets
  Oil and gas - United States .................   $ 14,110,000    $ 16,459.000
  Oil and gas - Canada ........................     13,529,000      14,748,000
   Real estate ................................     58,671,000      36,467,000
   Corporate ..................................     20,721,000      35,381,000
                                                  ------------    ------------
                                                  $107,031,000    $103,055,000
                                                  ------------    ------------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

4.  COMPREHENSIVE INCOME

    Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

                                                                          2002                2001
                                                                      ------------         -----------
    Net income .....................................................   $ 290,000           $ 1,037,000
                                                                       ---------           -----------
    Other comprehensive income (loss), net of taxes
      Foreign currency translation adjustments .....................    (242,000)           (1,243,000)
      Change in unrealized (loss) gain on marketable securities ....     376,000               912,000
                                                                       ---------           -----------
    Other comprehensive income (loss) ..............................     134,000              (331,000)
                                                                       ---------           -----------
    Comprehensive income (loss) ....................................   $ 424,000           $   706,000
                                                                       =========           ===========

    Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2001 and for the three months ended March 31, 2002 are as follows-

                                                            Unrealized Gains          Cumulative            Accumulated
                                                              (Losses) on           Foreign Currency           Other
                                                           Available-for Sale          Translation         Comprehensive
                                                               Securities              Adjustment           Income (Loss)
                                                           ------------------       ----------------        -------------
    BALANCE, December 31, 2000 .........................      $(1,585,000)            $(3,292,000)           $(4,877,000)
          Change for the year 2001 .....................        2,680,000                (538,000)             2,142,000
                                                              -----------             -----------            -----------
    BALANCE, December 31, 2001 .........................        1,095,000              (3,830,000)            (2,735,000)
          Change for the quarter .......................          376,000                (242,000)               134,000
                                                              -----------             -----------            -----------
                                                              $ 1,471,000             $(4,072,000)           $(2,601,000)
                                                              ===========             ===========            ===========

5.  EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share-

                                                           Three Months Ended
                                                                 March 31,
                                                       -------------------------
                                                           2002          2001
                                                       ----------     ----------
Numerator-
   Net income ....................................     $  290,000     $1,037,000
                                                       ==========     ==========

Denominator-
   Weighted average common shares
     outstanding - Basic .........................      7,875,888      7,969,820
   Incremental shares from assumed
     conversions of stock options ................          --             --
                                                       ----------     ----------
   Weighted average common shares
     outstanding - Diluted .......................      7,875,888      7,969,820
                                                       ==========     ==========

Basic earnings per share .........................     $     0.04     $     0.13
Diluted earnings per share .......................     $     0.04     $     0.13

FINANCIAL CONDITION AND RESULTS OF MANAGEMENT'S DISCUSSION AND
ANALYSIS OF OPERATIONS


RESULTS OF OPERATIONS

    Net income for the quarter ended March 31 was $290,000 in 2002 as compared to $1,037,000 in 2001.

    Consolidated revenues for the quarter ended March 31 decreased from $6,707,000 in 2001 to $5,017,000 in 2002. Oil and gas revenues decreased in the first quarter of 2002 due to lower oil and gas prices in 2002, compared to 2001. Real estate revenues increased from $3,289,000 in 2001 to $3,769,000 in 2002. This increase is due to higher rents and the addition of our 180 unit apartment complex in San Antonio, Texas.

    Total costs and expenses for the quarter ended March 31 increased slightly, amounting to $4,011,000 in 2002 compared with $3,986,000 in 2001. Oil and gas production expenses decreased $144,000, real estate operating expenses increased by $66,000, depreciation, depletion and amortization decreased by $14,000, and general and administrative expenses increased by $117,000.

    Interest expense decreased from $1,169,000 in 2001 to $1,135,000 in 2002. This decrease is primarily attributable to the reduction of outstanding debts.

    The provision for income taxes includes Federal, state and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are principally due to foreign resource tax credits in Canada and the dividend exclusion in the United States.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2002 the Company had approximately $10,120,000 in marketable securities at market value. The current ratio at March 31, 2002 was 2.3 to 1, which management considers adequate at this time. The Company's working capital was approximately $9,194,000 at March 31, 2002.

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

    Net cash provided by operating activities was $550,000 in 2002 and $3,104,000 in 2001. The decrease in 2002 was primarily due to changes in operating assets and liabilities. An increase in accounts receivable of $1,703,000 and a decrease in accounts payable and accrued liabilities of $1,005,000 were primarily responsible for the reduction in cash provided by operations.

    Net cash provided by (used in) investing activities was $1,637,000 in 2002 and $(4,961,000) in 2001. The variations principally relate to property, equipment additions and the purchase of an apartment complex in San Antonio, Texas in 2001, the redemption of mortgage notes receivable and the sale of marketable securities in 2002.

    Net cash (used in) provided by financing activities was $(3,885,000) in 2002 and $1,877,000 in 2001. The variation principally relates to the issuance of long-term debt in connection with refinancing and acquisition of real estate properties during the respective quarters as well as the significant increase in the principal payments of long-term debt during 2002.

    The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

    This Report on Form 10-Q for the quarter ended March 31, 2002 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION

Item 1, 2, 3, 4, 5   -- Not applicable

Item 6 --            Exhibits and Reports on Form 8-K

No Form 8-K was filed during the quarter ended March 31, 2002.

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


                                   WILSHIRE OIL COMPANY OF TEXAS
                                   -----------------------------
                                           (Registrant)






Date:  May 15, 2002        /s/ S. Wilzig Izak
                           -------------------------------
                      By:  S. Wilzig Izak
                           Chairman of the Board and Chief Executive Officer
                           (Duly Authorized Officer and Chief Financial Officer)