Form 10-Q
period 2002-06-30
WILSHIRE OIL CO OF TEXAS
filed 2002-08-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended   June 30, 2002  Commission file number 1-467
                  -----------------

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

                     Common Stock $1 Par Value -- 7,855,781

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX


                                                                        Page No.
                                                                        --------
Part I   Financial Information

         Financial Information:                                             1
         Condensed Consolidated Balance Sheets -
         June 30, 2002 (Unaudited) and December 31, 2001

         Condensed Consolidated Statements of Income -                      2
         Six months ended June 30, 2002 and 2001

         Condensed Consolidated Statements of Income -                      3
         Three months ended June 30, 2002 and 2001.

         Condensed Consolidated Statements of Cash Flows -                  4
         Six months ended June 30, 2002 and 2001.

         Notes to Condensed Consolidated Financial Statements               5

         Management's Discussion and Analysis                               9
         of Financial Condition and Results of Operations



Part II  Other Information                                                 12

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000's Omitted, Except Share Data)


                                                                   June 30,   December 31,
                                                                 (Unaudited)
ASSETS                                                               2002         2001
------                                                            ---------    ---------
CURRENT ASSETS
  Cash and cash equivalents ...................................   $   2,691    $   4,984
  Marketable securities, available-for-sale, at fair value ....       9,546       10,358
  Accounts receivable .........................................       1,173          832
  Income tax receivable .......................................         445         --
  Prepaid expenses and other current assets ...................       1,522        1,215
                                                                  ---------    ---------
    Total current assets ......................................      15,377       17,389
                                                                  ---------    ---------
MORTGAGE NOTES RECEIVABLE .....................................       2,692        6,572
                                                                  ---------    ---------

PROPERTY AND EQUIPMENT
  Oil and gas properties, using full cost method of accounting      137,796      136,355
  Real estate properties ......................................      70,043       69,161
  Other property and equipment ................................         377          394
                                                                  ---------    ---------
                                                                    208,216      205,910
    Less - Accumulated depreciation, depletion and amortization     124,344      121,968
                                                                  ---------    ---------
                                                                     83,872       83,942
                                                                  ---------    ---------
                                                                  $ 101,941    $ 107,903
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt ...........................   $     556    $   7,287
  Loan payable to shareholder .................................         500          700
  Accounts payable ............................................       2,664        2,301
  Income taxes payable ........................................        --             50
  Deferred income taxes .......................................         752          896
  Accrued liabilities .........................................          89        1,028
                                                                  ---------    ---------
    Total current liabilities .................................       4,561       12,262
                                                                  ---------    ---------
LONG-TERM DEBT, less current portion ..........................      61,404       60,661
                                                                  ---------    ---------
DEFERRED INCOME TAXES .........................................      11,622       11,256
                                                                  ---------    ---------
OTHER LONG-TERM LIABILITIES ...................................          31           31
                                                                  ---------    ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, $1 par value, 1,000,000 shares authorized;
    None issued and outstanding in 2002 and 2001 ..............        --           --
  Common stock, $1 par value, 15,000,000 shares authorized;
    Issued 10,013,544 shares in 2002 and 2001 .................      10,014       10,014
  Capital in excess of par value ..............................       9,029        9,029
  Treasury stock, 2,157,763 and 2,132,656 shares at June 30,
  2002 and December 31, 2001, respectively, at cost ...........     (10,264)     (10,179)
    Retained earnings .........................................      18,061       17,564
  Accumulated other comprehensive loss ........................      (2,517)      (2,735)
                                                                  ---------    ---------
                                                                     24,323       23,693
                                                                  ---------    ---------
                                                                  $ 101,941    $ 107,903
                                                                  =========    =========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (000's Omitted Except Per Share Data)


                                            FOR THE SIX MONTHS ENDED
                                            ------------------------
                                             June 30,    June 30,
                                               2002        2001
                                             --------    --------
REVENUES
Oil & Gas ................................   $  2,567    $  5,815
Real Estate ..............................      7,294       6,828
                                             --------    --------
    Total Revenues .......................      9,861      12,643
                                             --------    --------

COSTS AND EXPENSES
Oil and Gas Production Expenses ..........      1,152       1,242
Real Estate Operating Expenses ...........      4,224       4,171
Depreciation, Depletion and Amortization .      2,107       1,830
General and Administrative ...............        948         706
Gain on Sales of Real Estate Assets ......       (168)       --
                                             --------    --------
    Total Costs and Expenses .............      8,263       7,949
                                             --------    --------
    Income from Operations ...............      1,598       4,694

OTHER INCOME .............................      1,377         360

INTEREST EXPENSE .........................     (2,318)     (2,416)
                                             --------    --------

  Income before provision for income taxes        657       2,638

PROVISION FOR INCOME TAXES ...............        160         834
                                             --------    --------
    Net income ...........................   $    497    $  1,804
                                             ========    ========

BASIC AND DILUTED EARNINGS PER SHARE .....   $   0.06    $   0.23
                                             ========    ========

For purposes of comparison, certain items shown in the 2001 financial statements have been reclassified to conform with the presentation used for 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (000's Omitted, Except Per Share Data)



                                          FOR THE THREE MONTHS ENDED
                                          --------------------------
                                             June 30,   June 30,
                                               2002       2001
                                             -------    -------
REVENUES
Oil & Gas ................................   $ 1,319    $ 2,397
Real Estate ..............................     3,525      3,539
                                             -------    -------
    Total Revenues .......................     4,844      5,936
                                             -------    -------

COSTS AND EXPENSES
Oil and Gas Production Expenses ..........       694        641
Real Estate Operating Expenses ...........     2,117      2,130
Depreciation, depletion and amortization .     1,121        830
General and Administrative ...............       488        362
Gain on Sale of Real Estate Assets .......      (168)      --
                                             -------    -------
    Total Costs and Expenses .............     4,252      3,963
                                             -------    -------
    Income from Operations ...............       592      1,973

OTHER INCOME .............................       831        265

INTEREST EXPENSE .........................    (1,183)    (1,247)
                                             -------    -------

  Income before provision for income taxes       240        991

PROVISION FOR INCOME TAXES ...............        33        224
                                             -------    -------

    Net income ...........................   $   207    $   767
                                             =======    =======

BASIC AND DILUTED EARNINGS PER SHARE .....   $  0.03    $  0.10
                                             =======    =======


For purposes of comparison, certain items shown in the 2001 financial statements have been reclassified to conform with the presentation used for 2002.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's Omitted)

                                                        For The Six Months Ended
                                                        ------------------------
                                                          June 30,   June 30,
                                                            2002       2001
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income ............................................ $    497   $  1,804
  Adjustments to reconcile net income to net
    cash provided by operating activities -
  Depreciation, depletion and amortization ..............    2,107      1,830
  Gain on sale of marketable securities .................     (482)      --
  Gain on sales of real estate assets ...................     (168)      --
  Deferred income tax  provision (benefit) ..............      635       (266)
  Changes in operating assets and liabilities -
    Receivables .........................................     (786)      (514)
    Prepaid expenses and other current assets ...........     (307)        22
    Accounts payable, accrued and other liabilities .....     (626)       952
                                                          --------   --------
  Net cash provided by operating activities .............      870   $  3,828
                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from reduction of mortgage notes receivable ..    3,880       --
  Capital expenditures, net .............................   (2,483)    (7,032)
  Purchases of marketable securities ....................   (1,343)      --
  Proceeds from sales and redemptions of securities .....    2,316       --
  Proceeds from sales of real estate properties .........      345       --
                                                          --------   --------
      Net cash provided by (used in) investing activities    2,715     (7,032)
                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payment of long term debt ...................  (10,068)    (2,004)
  (Decrease) increase in loan payable to shareholder ....     (200)       300
  Proceeds from issuance of long term debt ..............    4,080      4,270
  Purchase of treasury stock ............................      (85)      (218)
                                                          --------   --------
  Net cash (used in) provided by financing activities ...   (6,273)     2,348
                                                          --------   --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .................      395        (45)
                                                          --------   --------
  Net (decrease) in cash and cash equivalents ...........   (2,293)      (901)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD ...................................    4,984      2,925
                                                          --------   --------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD .........................................    2,691   $  2,024
                                                          ========   ========

SUPPLEMENTAL DISCLOSURES TO THE
  STATEMENTS OF CASH FLOWS:
  Cash paid during the period for -
  Interest .............................................. $  2,319   $  2,416
  Income taxes .......................................... $    159   $    156


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002

1.   FINANCIAL STATEMENTS

     The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. In connection with the preparation of the interim financial statements, the Company estimates oil and gas operations for the month of June based on prior months actual results and specific significant transactions which may have occurred during the month. In the opinion of management these estimated results approximate actual. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

     CORPORATE
     The Company holds investments in certain marketable securities, which are classified as held for sale. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holding in marketable securities and focused its resources in the oil and gas and real estate divisions.

The following segment data is presented based on the Company's internal management reporting system-


                                                          For the six months
                                                            ended June 30
                                                   ------------------------------
                                                        2002             2001
                                                   -------------    -------------
Revenues
  Oil and gas - United States ..................   $   1,631,000    $   3,185,000
  Oil and gas - Canada .........................         936,000        2,630,000
  Real estate ..................................       7,294,000        6,828,000
                                                   -------------    -------------
                                                   $   9,861,000    $  12,643,000
                                                   -------------    -------------

Income (loss) from operations and reconciliation
to Income before provision for income taxes
  Oil and gas - United States (a) ..............   $    (382,000)   $   1,205,000
  Oil and gas - Canada (a) .....................         448,000        2,102,000
  Real estate (a) ..............................       2,063,000        1,557,000
  Corporate ....................................        (531,000)        (170,000)
                                                   -------------    -------------
      Income from Operations ...................       1,598,000        4,694,000
Other Income ...................................       1,377,000          360,000
  Interest expense .............................      (2,318,000)      (2,416,000)
                                                   -------------    -------------
      Income before provision for income taxes .   $     657,000    $   2,638,000
                                                   -------------    -------------

Identifiable assets
  Oil and gas - United States ..................   $  14,622,000    $  17,143,000
  Oil and gas - Canada .........................      13,998,000       21,400,000
  Real estate ..................................      58,534,000       43,998,000
  Corporate ....................................      14,787,000       23,043,000
                                                   -------------    -------------
                                                   $ 101,941,000    $ 105,584,000
                                                   -------------    -------------



(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

The following segment data is presented based on the Company's internal management reporting system-


                                                     For the three months
                                                        ended June 30
                                                 --------------------------
                                                     2002           2001
                                                 -----------    -----------
Revenues
  Oil and gas - United States ................   $   903,000    $ 1,549,000
  Oil and gas - Canada .......................       416,000        848,000
  Real estate ................................     3,525,000      3,539,000
                                                 -----------    -----------
                                                 $ 4,844,000    $ 5,936,000
                                                 -----------    -----------

Income from operations and reconciliation
to Income before provision for income taxes
  Oil and gas - United States (a) ............   $    31,000    $   684,000
  Oil and gas - Canada (a) ...................       131,000        623,000
  Real estate (a) ............................       963,000        846,000
  Corporate ..................................      (533,000)      (180,000)
                                                 -----------    -----------
      Income from Operations .................       592,000      1,973,000
Other Income .................................       831,000        265,000
  Interest expense ...........................    (1,183,000)    (1,247,000)
                                                 -----------    -----------
      Income before provision for income taxes   $   240,000    $   991,000
                                                 -----------    -----------


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

4.   COMPREHENSIVE INCOME

     Comprehensive income for the six months ended June 30, 2002 and 2001 is as follows:


                                                         2002           2001
                                                      -----------   -----------
Net income .........................................  $   497,000   $ 1,804,000
                                                      -----------   -----------
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments .........      395,000       (45,000)
  Change in unrealized gain on marketable securities     (177,000)    1,950,000
                                                      -----------   -----------
Other comprehensive income .........................      218,000     1,905,000
                                                      -----------   -----------

Comprehensive income ...............................  $   715,000   $ 3,709,000
                                                      ===========   ===========

     Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2001 and for the six months ended June 30, 2002 are as follows-

                                Unrealized Gains    Cumulative     Accumulated
                                  (Losses) on    Foreign Currency     Other
                               Available-for Sale   Translation   Comprehensive
                                   Securities       Adjustment    Income (Loss)
                                   -----------     -----------     -----------
BALANCE,  December 31, 2000 ....   $(1,585,000)    $(3,292,000)    $(4,877,000)
      Change for the year 2001 .     2,680,000        (538,000)      2,142,000
                                   -----------     -----------     -----------
BALANCE,  December 31, 2001 ....     1,095,000      (3,830,000)     (2,735,000)
       Change for the six months      (177,000)        395,000         218,000
                                   -----------     -----------     -----------
BALANCE,  June 30, 2002 ........   $   918,000     $(3,435,000)    $(2,517,000)
                                   ===========     ===========     ===========

5.   EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share-


                                      Six Months Ended June 30,     Three Months Ended June 30
                                      -------------------------      -------------------------
                                         2002           2001            2002            2001
                                      ---------      ----------      ---------       ---------
Numerator-
  Net income                          $ 497,000      $1,804,000      $ 207,000       $ 767,000
                                      =========      ==========      =========       =========

Denominator-
  Weighted average common shares
    outstanding - Basic ........      7,870,228       7,942,738      7,859,905       7,915,953

Incremental shares from assumed
    conversions of stock options           --              --             --              --
                                      ---------      ----------      ---------       ---------

Weighted average common shares
    outstanding - Diluted ......      7,870,228       7,942,738      7,859,905       7,915,953
                                      =========      ==========      =========       =========

Basic earnings per share .......      $   0.06        $    0.23      $    0.03       $    0.10

Diluted earnings per share .....      $   0.06        $    0.23      $    0.03       $    0.10


6.   COMMITMENTS AND CONTINGENCIES

     The Canadian subsidiary of the Company was advised of a pollution problem by an operator of a well where the Company has a joint interest. The amount of potential liability that the initial claim listed was covered by the Company's pollution policy. Recently, the Company has become aware of a larger liability from this event. The Company has denied any liability for the incident, as it was not the operator of the well, and has received advice from legal counsel that it should not bear any liability from the incident.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Net income for the six months ended June 30 was $497,000 in 2002 as compared to $1,804,000 in 2001.

     Consolidated revenues for Wilshire's six months ended June 30 decreased from $12,643,000 in 2001 to $9,861,000 in 2002. Oil and gas revenues decreased by $3,248,000 due to a reduction in oil and gas prices in 2002, compared to 2001 and a decrease of 37% in oil production in 2002. The average price of gas received by the Company in 2001 was $4.76 per MCF vs $2.20 in 2002, a 54% decrease, while the average price of oil in 2001 was $28.64 per BBL, compared to $19.09 in 2002 a 33% decrease. Real estate revenue increased from $6,828,000 in 2001 to $7,294,000 in 2002. This increase is primarily due to the purchase of a 180 unit apartment complex in San Antonio, Texas on March 29, 2001.

     Total Costs and Expenses, excluding Gain on Sales of Real Estate Assets, increased by $482,000 for the six month period ended June 30, 2002, a 6% increase over 2001. Oil and Gas Production expense decreased by $90,000 between 2001 and 2002 due to lower overall production. Depreciation, Depletion and Amortization expense for 2002 increased $277,000, or 15% over 2001 mainly as a result of increased depletion charges for 2002 due to the low oil and gas prices at December 31, 2001. Those low prices resulted in a decrease in the value of our reserves, which in turn caused our depletion expense for 2002 to increase. General and Administrative expenses for 2002 increased $242,000 over 2001 due to higher legal, accounting and insurance expenses.

     Interest expense decreased in 2002, due to a reduction in long and short term debt in 2002.

     The Canadian subsidiary of the Company was advised of a pollution problem by an operator of a well where the Company has a joint interest. The amount of potential liability that the initial claim listed was covered by the Company's pollution policy. Recently, the Company has become aware of a larger liability from this event. The Company has denied any liability for the incident, as it was not the operator of the well, and has received advice from legal counsel that it should not bear any liability from the incident.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2002 the Company had approximately $9,546,000 in marketable securities at market value. The current ratio at June 30, 2002 was 3.4 to 1, which management considers adequate. On December 31, 2001 the Company had $7,287,000 in short term debt, compared to $556,000 on June 30, 2002. This reduction in short term debt has resulted in an increase in the current ratio at June 30, 2002.

     The Company anticipates that cash provided by operating and investing activities will be sufficient to meet its normal capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties held by the Company. The major gas drilling program announced by the Company for its Canadian subsidiary will be financed by a borrowing the Company has arranged with a Canadian bank. The Company anticipates that this funding requirement will be approximately $7,200,000 Canadian (approximately $4,700,000 U.S.).


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

     Net cash provided by operating activities was $870,000 in 2002 and $3,828,000 in 2001. The decrease in 2002 was primarily due to lower income and an increase in accounts receivable and a decrease in accounts payable and accrued and other liabilities.

     Net cash provided by (used in) investing activities was $2,715,000 in 2002 and $(7,032,000) in 2001. The variations were due to lower capital expenditures in the first six months of 2002 compared to the same period in 2001. In 2001, the Company acquired a 180 unit apartment complex in San Antonio, Texas. In 2002, the Company collected $3,880,000 of its mortgage notes receivable and also received $2,316,000 from the sale of marketable securities, while purchasing $1,343,000 in marketable securities.

     Net cash provided by (used in) financing activities was $(6,273,000) in 2002 and $2,348,000 in 2001. The variation principally relates to the issuance of long-term debt in connection with real estate properties during the respective six month periods as well as principal payments of long-term debt. In addition, the Company acquired approximately $85,000 of treasury stock in 2002.

     The Company believes it has adequate capital resources to fund operations for the foreseeable future.

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q for the quarter ended June 30, 2002 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         No Form 8-K was filed during the quarter ended June 30, 2002.

                               S I G N A T U R E S


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WILSHIRE OIL COMPANY OF TEXAS
                                      ------------------------------------------
                                      Registrant)





Date:  August 14, 2002                   /s/ S. Wilzig Izak
                                         -------------------------------------
                                         By: S. Wilzig Izak
                                         Chairman of the Board and Chief
                                         Executive Officer





                                         /s/ Philip G. Kupperman
                                         -------------------------------------
                                         By:      Philip G. Kupperman
                                         President and Chief Financial Officer

The following two (2) Certifications should be filed as "Correspondence" with the 10-Q and not as Exhibit to the 10-Q.