Form 10-Q
period 2002-09-30
WILSHIRE OIL CO OF TEXAS
filed 2002-11-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002 Commission file number 1-467
                  ------------------

                          WILSHIRE OIL COMPANY OF TEXAS
             ------------------------------------------------------
            (Exact name of registrants as specified in its charter)

        Delaware                                           84-0513668
--------------------------------                       --------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

921 Bergen Avenue - Jersey City, New Jersey                 07306-4204
--------------------------------------------                ----------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number - including area code       (201) 420-2796

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

                                    Yes x    No
                                       ---      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period by this report.

                     Common Stock $1 Par Value -- 7,814,834

                          WILSHIRE OIL COMPANY OF TEXAS

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I   Financial Information

         Financial Information:                                             1
         Condensed Consolidated Balance Sheets -
         September 30, 2002 (Unaudited) and December 31, 2001


         Condensed Consolidated Statements of Income - Unaudited            2
          Three months ended September 30, 2002 and 2001

         Condensed Consolidated Statements of Income - Unaudited            3
          Nine months ended September 30, 2002 and 2001.

         Condensed Consolidated Statements of Cash Flows - Unaudited        4
          Nine months ended September 30, 2002 and 2001.

         Notes to Condensed Consolidated Financial Statements               5

         Management's Discussion and Analysis                               9
          of Financial Condition and Results of Operations



Part II  Other Information                                                 12

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       (000's Omitted, Except Share Data)


                                                                 September 30,
                                                                 (Unaudited)   December 31,
                                                                     2002        2001
                                                                 ------------  -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents .....................................   $  2,580      $  4,984
Marketable securities, available-for-sale, at fair value ......      9,453        10,358
Accounts receivable ...........................................      1,337           832
Income tax receivable .........................................        480          --
Prepaid expenses and other current assets .....................      1,402         1,215
                                                                  --------      --------
 Total current assets .........................................     15,252        17,389
                                                                  --------      --------
NONCURRENT ASSETS
Mortgage notes receivable .....................................      3,516         6,072
Other noncurrent assets .......................................        337           500

PROPERTY AND EQUIPMENT
Oil and gas properties, using full cost method of accounting ..    137,803       136,355
Real estate properties ........................................     70,129        69,161
Other property and equipment ..................................        377           394
                                                                  --------      --------
                                                                   208,309       205,910
Less - Accumulated depreciation, depletion and amortization ...    125,237       121,968
                                                                  --------      --------
                                                                    83,072        83,942
                                                                  --------      --------
Total assets ..................................................   $102,177      $107,903
                                                                  ========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt .............................   $  2,684      $  7,287
Loan payable to shareholder ...................................        500           700
Accounts payable ..............................................      1,956         2,301
Income taxes payable ..........................................         60            50
Deferred income ...............................................        250
Deferred income taxes .........................................        717           896
Accrued liabilities ...........................................        688         1,028
                                                                  --------      --------
 Total current liabilities ....................................      6,855        12,262
                                                                  --------      --------
Long - term debt, less current portion ........................     58,750        60,661
Deferred income taxes .........................................     11,523        11,256
Deferred income ...............................................      1,101          --
Other .........................................................         32            31
                                                                  --------      --------
Total liabilities .............................................      1,133            31
                                                                  --------      --------

SHAREHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized;
None issued and outstanding in 2002 and 2001 ..................       --              --
Common stock, $1 par value, 15,000,000 shares authorized;
Issued 10,013,544 shares in 2002 and 2001 .....................     10,014        10,014
Capital in excess of par value ................................      9,029         9,029
Treasury stock, 2,198,710 and 2,132,656 shares at September 30,
2002 and December 31, 2001, respectively, at cost .............    (10,338)      (10,179)
Retained earnings .............................................     18,130        17,564
Accumulated other comprehensive loss ..........................     (2,919)       (2,735)
                                                                  --------      --------
                                                                    23,916        23,693
                                                                  --------      --------
Total liabilities & shareholders' equity ......................   $102,177      $107,903
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

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     (000's Omitted, Except Per Share Data)


                                                    FOR THE THREE MONTHS ENDED
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2002           2001
                                                   -------------   -------------
REVENUES
Oil & gas ........................................   $ 1,599         $ 1,601
Real estate ......................................     3,695           3,617
                                                     -------         -------
 Total Revenues ..................................     5,294           5,218
                                                     -------         -------

COSTS AND EXPENSES
Oil and gas production expenses ..................       649             860
Real estate operating expenses ...................     2,274           2,140
Depreciation, depletion and amortization .........     1,198           1,226
General and administrative .......................       517             547
                                                     -------         -------
 Total costs and expenses ........................     4,638           4,773
                                                     -------         -------
 Income from Operations ..........................       656             445

Gain on sale of land and other real estate .......        85           1,420
Dividend and interest income .....................       335             282
Other income(loss) ...............................       122              (8)
                                                     -------         -------
                                                         542           1,694
                                                     -------         -------

INTEREST EXPENSE .................................    (1,122)         (1,286)
                                                     -------         -------
Income before provision for income taxes .........        76             853
Provision for income taxes .......................         7             312
                                                     -------         -------
 Net Income ......................................   $    69         $   541
                                                     =======         =======


BASIC AND DILUTED EARNINGS PER SHARE .............   $  0.01         $  0.07
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

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                      (000's Omitted Except Per Share Data)

                                                   FOR THE NINE MONTHS ENDED
                                                 -------------------------------
                                                 September 30,     September 30,
                                                     2002            2001
                                                 -------------     -------------
REVENUES
Oil & gas ......................................  $  4,166         $  7,416
Real estate ....................................    10,989           10,445
                                                  --------         --------
 Total Revenues ................................    15,155           17,861
                                                  --------         --------

COSTS AND EXPENSES
Oil and gas production expenses ................     1,801            2,283
Real estate operating expenses .................     6,498            6,311
Depreciation, depletion and amortization .......     3,305            3,056
General and administrative .....................     1,465            1,072
                                                  --------         --------
 Total costs and expenses ......................    13,069           12,722
                                                  --------         --------
 Income from Operations ........................     2,086            5,139

Gain on sale of land and other real estate .....       253            1,420
Dividend and interest income ...................       727              548
Other income ...................................     1,107               86
                                                  --------         --------
                                                     2,087            2,054
                                                  --------         --------

INTEREST EXPENSE ...............................    (3,440)          (3,702)
                                                  --------         --------

Income before provision for income taxes .......       733            3,491
Provision for income taxes .....................       167            1,146
                                                  --------         --------
 Net Income ....................................  $    566         $  2,345
                                                  ========         ========

BASIC AND DILUTED EARNINGS PER SHARE ...........  $   0.07         $    .30
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

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (000's Omitted)

                                                                           For The Nine Months Ended
                                                                         ------------------------------
                                                                         September 30,    September 30,
                                                                            2002              2001
                                                                         -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income .........................................................      $  566          $  2,345
 Adjustments to reconcile net income to net
  cash provided by operating activities -
 Depreciation, depletion and amortization ...........................       3,305             3,056
 Gain on sale of marketable securities ..............................        (482)                -
 Gain on sales of real estate assets ................................        (253)          (1,420)
 Deferred income tax provision (benefit) ............................         267           (1,766)
 Changes in operating assets and liabilities -
 Receivables ........................................................        (985)              751
 Prepaid expenses and other current assets ..........................        (187)            1,138
 Accounts payable, accrued and other liabilities ....................        (425)            1,161
 Other ..............................................................         163                 -
                                                                           ------          --------
 Net cash provided by operating activities ..........................       1,969             5,265
                                                                           ------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from reduction (issuance) of mortgage notes receivable ....       2,556            (3,290)
 Capital expenditures, net ..........................................      (2,883)           (7,616)
 Purchases of marketable securities .................................      (1,340)                 -
 Proceeds from sales and redemptions of securities ..................       2,329                 -
 Increase in deferred income ........................................       1,101                 -
 Proceeds from sales of real estate properties ......................         737             3,650
                                                                           ------          --------
 Net cash provided by (used in) investing activities ................       2,500            (7,256)
                                                                           ------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payment of long term debt ................................      10,869)           (4,007)
 (Decrease) increase in loan payable to shareholder .................        (200)              300
 Proceeds from issuance of long term debt ...........................       4,080             7,470
 Purchase of treasury stock .........................................        (159)             (295)
 Other ..............................................................         310              (318)
                                                                           ------          --------
 Net cash (used in) provided by financing activities ................      (6,838)            3,150
                                                                           ------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .............................         (35)             (153)
                                                                           ------          --------
 Net (decrease) increase in cash and cash equivalents ...............      (2,404)            1,006

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD ................................................       4,984             2,925
                                                                           ------          --------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD ......................................................      $2,580          $  3,931
                                                                           ======          ========
SUPPLEMENTAL DISCLOSURES TO THE
 STATEMENTS OF CASH FLOWS:
 Cash paid during the period for -
 Interest ...........................................................      $3,441          $  3,686
 Income taxes .......................................................      $  322          $    254


The accompanying notes are an integral part of these condensed consolidated financial statements.

                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002

1. FINANCIAL STATEMENTS

      The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K/A. This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. In connection with the preparation of the interim financial statements, the Company estimates oil and gas operations for the month of September based on prior months actual results and specific significant transactions which may have occurred during the month. In the opinion of management these estimated results approximate actual. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

      Recently Issued Pronouncements

     In October 2001, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. The new standard became effective and was adopted by the Company on January 1, 2002. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

     In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No.44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishment of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

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

The following segment data is presented based on the Company's internal management reporting system-





                                                    FOR THE NINE MONTHS
                                                    ENDED SEPTEMBER 30
                                                   ---------------------
                                                      (000's Omitted)
                                                     2002        2001
                                                   --------    --------
Revenues
 Oil and gas - United States ...................   $  2,667    $  4,073
 Oil and gas - Canada ..........................      1,499       3,343
 Real estate ...................................     10,989      10,445
                                                   --------    --------
                                                   $ 15,155    $ 17,861
                                                   --------    --------

Income (loss) from operations and reconciliation
to income before provision for income taxes
 Oil and gas - United States (a) ...............   $   (755)   $    824
 Oil and gas - Canada (a) ......................        706       2,331
 Real estate (a) ...............................      2,729       2,472
 Corporate .....................................       (594)       (488)
                                                   --------    --------
 Income from operations ........................      2,086       5,139
Other income ...................................      2,087       2,054
Interest expense ...............................     (3,440)     (3,702)
                                                   --------    --------
Income from operations before provision
 for income taxes ..............................   $    733    $  3,491
                                                   --------    --------

Identifiable assets
 Oil and gas - United States ...................   $ 18,172    $ 15,236
 Oil and gas - Canada ..........................     14,147      14,230
 Real estate ...................................     58,248      57,553
 Corporate .....................................     11,610      19,618
                                                   --------    --------
                                                   $102,177    $106,637
                                                   --------    --------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

The following segment data is presented based on the Company's internal management reporting system-


                                                   FOR THE THREE MONTHS
                                                    ENDED SEPTEMBER 30
                                                   -------------------
                                                      000's Omitted
                                                     2002      2001
                                                   -------    -------
Revenues
 Oil and gas - United States ...................   $ 1,036    $   888
 Oil and gas - Canada ..........................       563        713
 Real estate ...................................     3,695      3,617
                                                   -------    -------
                                                   $ 5,294    $ 5,218
                                                   -------    -------

Income (loss) from operations and reconciliation
to income before provision for income taxes
 Oil and gas - United States (a) ...............   $  (373)   $  (381)
 Oil and gas - Canada (a) ......................       258        229
 Real estate (a) ...............................       834        915
 Corporate .....................................       (63)      (318)
                                                   -------    -------
 Income from operations ........................       656        445
Other income ...................................       542      1,694
 Interest expense ..............................    (1,122)    (1,286)
                                                   -------    -------
 Income from operations before provision
  for income taxes .............................   $    76    $   853
                                                   -------    -------


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

4. COMPREHENSIVE INCOME

      Comprehensive income for the nine months ended September 30, 2002 and 2001 is as follows:

                                                                          2002             2001
                                                                        --------         ----------
      Net income ...................................................    $566,000         $2,345,000
                                                                        --------         ----------
      Other comprehensive income (loss), net of taxes
       Foreign currency translation adjustments ....................     498,000           (471,000)
       Change in unrealized (loss) gain on marketable securities ...    (682,000)         1,903,000
                                                                        --------         ----------
      Other comprehensive (loss) income ............................    (184,000)         1,432,000
                                                                        --------         ----------

      Comprehensive income .........................................    $382,000         $3,777,000
                                                                        ========         ==========

      Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2001 and for the Nine months ended September 30, 2002 are as follows-


                                              Unrealized Gains          Cumulative             Accumulated
                                               (Losses) on           Foreign Currency             Other
                                             Available-for Sale         Translation            Comprehensive
                                                Securities              Adjustment             Income (Loss)
                                             ------------------      ----------------          -------------
      BALANCE, December 31, 2000 .........     $(1,585,000)            $(3,292,000)             $(4,877,000)
       Change for the year 2001 ..........       2,680,000                (538,000)               2,142,000
      BALANCE, December 31, 2001 .........       1,095,000              (3,830,000)              (2,735,000)
       Change for the nine months ........         498,000                (682,000)                (184,000)
      BALANCE, September 30, 2002 ........     $ 1,593,000             $(4,512,000)             $(2,919,000)


5. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share-

                                    Nine Months Ended           Three Months Ended
                                       September 30,               September 30
                                   -----------------------   ----------------------
                                     2002         2001         2002         2001
Numerator-
 Net income ...................   $  566,000   $2,345,000   $   69,000   $  541,000
                                  ==========   ==========   ==========   ==========
Denominator-
 Weighted average common shares
  outstanding - Basic .........    7,838,987    7,925,886    7,818,281    7,892,731

Incremental shares from assumed
 conversions of stock
 options ......................        3,987         --         10,425         --
                                  ----------   ----------   ----------   ----------

Weighted average common shares
 outstanding - Diluted ........    7,842,974    7,925,886    7,828,706    7,892,731
                                  ==========   ==========   ==========   ==========

Basic earnings per share ......   $     0.07   $     0.30   $     0.01   $     0.07

Diluted earnings per share ....   $     0.07   $     0.30   $     0.01   $     0.07


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Net income for the three months ended September 30, 2002 was $69,000 compared to $541,000 for the same period in 2001. Income from operations increased to $656,000 in 2002 from $445,000 in 2001. For the three months, the improvement in operating income is the result of an increase in the average price of gas and lower oil and gas production expenses in 2002 from reduced production. Gain from the sale of land and other real estate assets decreased to $85,000 in 2002 compared to $1,420,000 in 2001. The gain in 2001 is attributable to the sale of two properties in July 2001.

      Net income for the nine months ended September 30 was $566,000 in 2002 as compared to $2,345,000 in 2001. Income from operations was $2,086,000 in 2002 compared to $5,139,000 in 2001. Consolidated revenues for Wilshire's nine months ended September 30 decreased to $15,155,000 in 2002 from $17,861,000 in 2001.

      Oil and gas revenues decreased by $3,250,000 due to a reduction in average gas prices for the nine months of 2002 as compared to the same period for 2001 and a reduction in production for comparative periods. The average price for gas received by the Company for the first nine months of 2002 was $2.48 per MCF vs. $3.08 per MFC in 2001, a 20% decrease. The average price of oil that the Company received was similar for both periods $22.25 per BBL in 2002 and $22.00 per BBL in 2001. While oil production declined in 2002 compared to 2001, gas production was approximately the same. Total Costs and Expenses increased by $347,000 for the nine month period ended September 30, 2002, a 3% increase over 2001. Oil and Gas Production expense decreased by $482,000 between 2001 and 2002 due to lower production. Depreciation, Depletion and Amortization expense for 2002 increased $249,000, or 8% over 2001 mainly as a result of increased depletion charges for 2002 due to the low oil and gas prices at December 31, 2001. General and Administrative expenses for 2002 increased $393,000 over 2001 due to higher legal, accounting, salary and insurance expenses.

      Real estate revenue increased to $10,989,000 in 2002 from $10,445,000 in 2001 and operating expenses increased from $6,311,000 in 2001 to $6,498,000 in 2002. These increases are primarily due to the purchase of a 180-unit apartment complex in San Antonio, Texas on March 29, 2001 and additional rents realized on commercial properties from improved occupancy. Gains from the sale of land and other real estate decreased from $1,420,000 in 2001 to $253,000 in 2001. Dividend and interest income increased from $548,000 in 2001 to $727,000 in 2002 due to interest earned with respect to a property under contract to be sold. Other income increased to $1,107,000 in 2002 from $86,000 in 2001. This increase is mainly attributed to the gain on sale of marketable securities and the recognition of deferred income that increased to $482,000 and $417,000 in 2002, respectively, from $0 in 2001.

      Interest expense decreased $262,000 in 2002, due to a reduction in long and short-term debt in 2002.

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

Liquidity and Capital Resources

      At September 30, 2002 the Company had approximately $9,453,000 in marketable securities at market value. The current ratio at September 30, 2002 was 2.2 to 1, which management considers adequate. On September 30, 2002 the Company had $2,684,000 in short term debt, compared to $7,287,000 on December 31, 2001.

      The Company anticipates that cash provided by operating and investing activities will be sufficient to meet its normal capital requirements to acquire oil and gas properties and to drill and evaluate these and other oil and gas properties held by the Company. The major gas drilling program announced by the Company for its Canadian subsidiary has been financed by a borrowing the Company has arranged with a Canadian bank. The Company anticipates that this funding requirement will be approximately $7,200,000 Canadian (approximately $4,700,000 U.S.).

      The Company plans to actively continue its exploration and production activities as well as search for the acquisition of oil and gas producing properties and companies with desirable oil and gas producing properties. There can be no assurance that the Company will in fact locate any such acquisitions.

      The Company will also explore real estate acquisitions. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning further acquisitions of investment properties during the next year. While the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

      Net cash provided by operating activities was $1,969,000 in 2002 and $5,265,000 in 2001. The decrease in 2002 was primarily due to lower income and an increase in accounts receivable and a decrease in accounts payable and accrued and other liabilities.

      Net cash provided by (used in) investing activities was $2,500,000 in 2002 and $(7,256,000) in 2001. The variations were due to lower capital expenditures in the first nine months of 2002 compared to the same period in 2001. In 2001, the Company acquired a 180 unit apartment complex in San Antonio, Texas. In 2002, the Company collected $2,556,000 of its mortgage notes receivable as compared to the issuance of $3,290,000 in 2001. The Company also received $2,329,000 from the sale of marketable securities, while purchasing $1,340,000 in marketable securities. In addition, the proceeds from the sale of real estate properties were approximately $2,913,000 less for the first nine months of 2002, compared to the same period in 2001.

      Net cash (used in) provided by financing activities was $(6,838,000) in 2002 and $3,150,000 in 2001. The variation principally relates to the issuance of long-term debt in connection with real estate properties during the respective nine month periods as well as principal payments of long-term debt. In addition, the Company acquired approximately $159,000 of treasury stock in 2002.

      The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Forward-Looking Statements

      This Report on Form 10-Q for the quarter ended September 30, 2002 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Item 4- Controls and Procedures

      Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

      The Company has filed the following Form 8-K's for the quarter ended September 30, 2002.


Date of Report
(Date of Earliest Event)     Filing Dates          Subject
-----------------------      ------------          -------
July 19, 2002                 August 8, 2002       Item 4 - Change in Registrant's Certifying Accountant
                                                   Item 5 - Other Events and Regulation FD Disclosure
                                                   Item 7 - Financial Statements and Exhibits

August 30, 2002              September 4, 2002     Item 5 - Other Events and Regulation FD Disclosure
                                                   Item 7 - Financial Statements and Exhibits

September 6, 2002            September 9, 2002     Item 5 - Other Events and regulation FD Disclosure


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

                              WILSHIRE OIL COMPANY OF TEXAS
                              -----------------------------
                              (Registrant)


Date: November 14, 2002       /s/ S. WILZIG IZAK
                              ------------------------------
                              By: S. Wilzig Izak
                              Chairman of the Board and Chief Executive Officer

                              /s/ PHILIP G. KUPPERMAN
                              ------------------------------
                              By: Philip G. Kupperman
                              President and Chief Financial Officer

I, S. Wilzig Izak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilshire Oil Company of Texas;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ S. WILZIG IZAK
-----------------------
S. Wilzig Izak
President and Chief Executive Officer

I, Philip Kupperman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Wilshire Oil Company of Texas;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ PHILIP KUPPERMAN
-----------------------
Philip Kupperman
Chief Financial Officer