Form 10-K
period 2002-12-31
WILSHIRE OIL CO OF TEXAS
filed 2003-03-31
CIK 107454

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)
         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2002
                                       OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

         For the transition period from _____________ to ______________

                         Commission File Number 1-4673

                         Wilshire Oil Company of Texas
                         -----------------------------
             (exact name of registrant as specified in its charter)

                Delaware                               84-0513668
    -------------------------------      ---------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

           921 Bergen Avenue
        Jersey City, New Jersey                          07306
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (201)  420-2796______

Securities registered pursuant to Section 12 (b) of the Act:

                                                          Name of each exchange
  (Title of each class)                                    On which registered
--------------------------                               -----------------------
Common Stock, $1 par value                               American Stock Exchange

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the shares of the voting stock held by non-affiliates of the Registrant was approximately $27,652,349 based upon the closing sale price of the stock, which was $3.52 on June 30, 2002.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 14, 2003 was 7,809,834

                    Documents Incorporated by Reference NONE

================================================================================

                          WILSHIRE OIL COMPANY OF TEXAS

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2002

                                      INDEX


Part I

Item 1.      Business

Item 2.      Properties

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders
             Executive Officers of the Registrant
Part II

Item 5.      Market for Registrant's Common Stock and Related Stockholder
             Matters

Item 6.      Selected Financial Data

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Item 7a.     Quantitative and Qualitative Disclosures about Market Risk

Item 8.      Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Part III

Item 10.     Directors of the Registrant

Item 11.     Executive Compensation

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Item 13.     Certain Relationships and Related Transactions

Item 14      Controls and Procedures

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K Signatures

                                     PART I

Item 1.  BUSINESS
                                   BACKGROUND

         Wilshire Oil Company of Texas (the "Company", "Registrant" or "Wilshire") was incorporated under the laws of the State of Delaware on December 7, 1951. The Company's principal executive offices are located at 921 Bergen Avenue, Jersey City, New Jersey 07306, (201) 420-2796.

          The Company is engaged in the ownership and management of real estate properties in Arizona, Florida, Georgia, New Jersey and Texas and in the exploration and development of oil and gas, both in its own name in and through wholly owned subsidiaries in the United States and Canada.

         This Report on Form 10-K for the year ended December 31, 2002 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         On September 11, 2002, the Company entered into a triple net 25 year lease with an experienced operator for its 65,000 square foot banquet and conference center in New Jersey. As an incentive to enter the lease, the Company granted the operator a $1 million tenant improvement allowance of which $646,000 was funded to the operator through December 31, 2002. All other improvements to this banquet facility, estimated to be approximately $3 million are to be funded solely by the tenant.

         The Company utilizes property management companies to assist in the management of its properties. Expenses incurred in operating the properties include, among other things, administrative costs, utilities, repairs and maintenance and property taxes.

         During the twelve months ended December 31, 2002, the Company did not acquire any properties. However, the Company sold two condominium units and one undeveloped property in New Jersey for a total profit of $263,000. The mortgages extinguished with the sales of the properties amounted to $318,000.

            The Company explores other real estate acquisitions as they arise. The timing of any such acquisition depends on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning acquisitions of investment properties in addition to the deposition of certain properties. However, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities and the disposition of certain properties, no assurance can be given that any such acquisition or sale will occur.

         The real estate industry is intensely competitive in nature. The Company competes with many other real estate operators and is not a significant factor in the markets it operates in.

         The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 2002, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.


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

         As of December 31, 2002, eight employees are directly engaged in the oil and gas operations. In addition, the Company also has four consultants. Prospects for lease acquisitions are developed by various co-venturers and/or consultants.

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

         The Company participated in the drilling of 218 wells (62.2 net) in 2002 compared to 15 (1.5 net) in 2001. The United States program in 2002 consisted of the drilling of 4 development wells (.3 net) which were all successful. The Canadian drilling program in 2002 consisted of the drilling of 214 development wells (61.9 net), with 213 of these wells successfully completed as gas wells. Overall, the Company's drilling program had a success ratio of 99.5%.

         The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 2002 consolidated oil and gas revenues.

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

          The Company's expenses relating to preserving the environment during 2002 were not significant in relation to operating costs and the Company expects no material changes in 2003. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

Regulation - Canadian Operations

         The Company's Canadian subsidiary, Wilshire Oil of Canada Co., operates primarily in the Province of Alberta, with some activity in the Province of British Columbia and Saskatchewan. The petroleum and natural gas industry operates under federal and provincial legislation and regulations which govern land tenure, royalties, production rates, environmental protection, exports and other matters. Federal legislation monitors the price of oil and gas in export trade and the quantities of such products exportable from Canada. Provincial legislation has been enacted for the purpose of regulating operations in the Provinces.


Oil and Gas Prices

         Oil prices actually being paid by purchasers in the United States are publicly announced throughout the country and vary depending on locality and qualitative specifications of the crude oil. Gas prices are tied to spot prices, modified by transportation costs and processing costs which vary form region to region.

Investment in Marketable Securities

         The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. The Company over the years has decreased its holdings in marketable securities and focused its resources in the oil & gas and real estate divisions.

         Holdings of marketable securities, at market value, amounted to $9,860,000 at December 31, 2002 and $10,358,000 at December 31, 2001. In 2002,
the Company realized $711,000 gains on the sale of $2,336,000 marketable securities. There were no gains from the sale of marketable securities in 2001. In 2001, the Company recorded a one-time charge through its statement of income of $1,684,000 to reflect a decline in the market price of a security it owns, which was determined to be other than temporary.


ITEM 2.  PROPERTIES

Offices

         The executive and administrative office of the Company consists of approximately 2,000 square feet, located at 921 Bergen Avenue, Jersey City, New Jersey. This office is leased at a monthly rental of $2,683.

         The Company maintains its principal office for the United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet, at a monthly cost of $2,345. The Company is currently under a month to month lease. The Company also owns a storage yard of approximately five acres, situated near Will Rogers Airport in Oklahoma City.

         The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $3,291 Canadian. This lease expires December 31, 2003.

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

         Working Interest. The operating interest under a lease gives the owner the rights to drill, produce and conduct operating activities on the property and a share of production, subject to all royalty interests and other burdens and to all costs of exploration, development and operations and all risks in connection therewith.

                                      * * *

         Following are certain tables and other statistical data concerning the Company's reserves, production, acreage and other information with regard to the Company's oil and gas properties and operations.

         For information regarding costs incurred in 2002, please refer to the "Segment Information" in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, please refer to Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

         Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:


                                    United States                              Canada
                                   (000's Omitted)                          (000's Omitted)
                                   ---------------                          ---------------

                          Proved                  Proved               Proved                  Proved
                         Reserves           Developed Reserves        Reserves           Developed Reserves
                         --------           ------------------        --------           ------------------

         2003             $2,921                  $2,921               $3,823                   $3,823

         2004             $3,702                  $2,760               $3,399                   $3,399

         2005             $2,640                  $2,389               $3,202                   $3,202

         Remainder       $22,437                 $20,534              $48,966                  $48,966

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

         The Company's net Proved and Proved Developed Reserves of oil and gas and the present values thereof at December 31, 2000 and 2001 were estimated in the United States by Ramsey Engineering Inc. and the Company. Reserves for these same years were estimated in Canada by Citadel Engineering, Ltd. ("Citadel").

         As the Company previously announced, during 2002 it retained investment bankers to help it explore strategic alternatives. The Company's investment bankers advised Wilshire to retain Ryder Scott Company ("Ryder Scott") to serve as the Company's independent professional engineering consultant to estimate, as of December 31, 2002, its reserves in both the United States and Canada. Ryder Scott's evaluation of the Company's reserves in one field in Canada containing multiple wells (the "Hilda Field") was substantially lower than the evaluation that the Company expected to receive. The Company then retained Citadel, which was familiar with the Hilda Field from work previously performed by it, to provide its own estimate of the Company's reserves in the Hilda Field. Based on its analysis of the estimates received from Ryder Scott and Citadel, the Company believes that it is reasonable to rely on

Citadel's estimate - rather than Ryder Scott's estimate - with respect to the Hilda Field. Thus, the Company's reserves in Canada were estimated by Ryder Scott with respect to all wells other than the wells in the Hilda Field and were estimated by Citadel with respect to the wells in the Hilda field. The Company's reserves in the United States were estimated by Ryder Scott and the Company.

         The Company has disclosed for years in SEC filings that the calculation of Proved Reserves is subjective and may differ from consultant to consultant. In comparing the Proved Reserves for the past two years, the reader should understand that the amounts reported were reported by different consultants. Therefore the differences noted do not only reflect changes in facts from one year to another but also changes in judgment.

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

         The following table sets forth-summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:

                                                United States                    Canada
                                                -------------                    ------
                                                           Proved                        Proved
                                             Proved      Developed          Proved      Developed
                                             ------      ---------          ------      ---------
                                                (000's  Omitted)              (000's  Omitted)
    2002 Oil         (Bbls)                     569          426               127          127
         Gas         (Mcf)                    8,597        8,464            15,281       15,281
         Net present value @ 10%            $16,866      $15,250           $25,031      $25,031

    2001 Oil         (Bbls)                   1,122          396               786          464
         Gas         (Mcf)                    6,976        6,976            31,832       25,912
         Net present value @ 10%            $11,724       $6,624           $33,590      $25,493

    2000 Oil         (Bbls)                   1,268          482               870          552
         Gas         (Mcf)                    9,592        9,592            28,900       23,075
         Net present value @ 10%            $28,582       16,938          $115,744      $91,627


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

         No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 2002 other than with the Securities and Exchange Commission.

Production Wells

         The following tabulations indicate the number of productive wells (gross and net) as of December 31, 2002:

                                      Gas                  Oil                Developed Acreage
                                --------------        -------------          -------------------
                                Gross      Net        Gross     Net          Gross        Net
                                -----      ---        -----     ---          -----        ---

         United States           554       73.9        290      59.0         48,027      18,587
         Canada                  539      134.4        24        3.5        168,540      26,909

Production

         The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).

                     Oil and Condensate (Bbls)                                 Gas (Mcf)
                   ----------------------------                     -----------------------------
                   United States         Canada                     United Sates           Canada
                   -------------         ------                     ------------           ------
            2002      49,000             29,000                      1,021,000            584,000
            2001      56,000             53,000                      1,437,000            750,000
            2000      62,000             35,000                        957,000            833,000

              Average sales price per unit of oil or gas produced:


                               Oil                                 Gas
                      --------------------                ----------------------
                        U.S.        Canada                  U.S.         Canada
                        ----        ------                  ----         ------
            2002      $ 22.80      $ 18.85                $ 2.70        $ 2.32
            2001      $ 22.82      $ 19.01                $ 2.26        $ 3.67
            2000      $ 25.69      $ 24.66                $ 3.07        $ 3.00

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

         There are no agreements with foreign governments.

         Average Production Cost Per Equivalent Barrel of Oil in the United States and Canada:

                                                     2002              2001             2000
                                                     ----              ----             ----
         United States....................          $7.78             $6.25             $7.75
         Canada...........................          $4.48             $3.57             $4.09

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

Oil and Gas Leases

         The following tabulation indicates the undeveloped acreage leased by the Registrant as of December 31 of the years indicated:

                                             2002                          2001
                                             ----                          ----
                                       Undeveloped Acres             Undeveloped Acres
                                       -----------------             -----------------
                                       Gross        Net              Gross        Net
         United States                20,072       5,977            18,115       4,913
         Canada                       21,768       3,784            21,768       3,784

          A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

Drilling

         The following table sets forth the results of the Registrant's drilling programs for the years covered:

                          Exploratory Wells                                        Development
             ----------------------------------------------        -------------------------------------------
              Net Productive                  Net Dry               Net Productive              Net Dry
             ----------------           -------------------        ------------------       ------------------
             U.S.      Canada           U.S.         Canada        U.S.        Canada       U.S.        Canada
             ----      ------           ----         ------        ----        ------       ----        ------
2002          -           -              -            .3            .3          61.6          -            -
2001          -           -             .7             -            .2            .3          -           .3
2000          -           -              -             -           0.5           2.6          -            -
1999          -           -            1.5             -             -           3.9          -            -
1998          -           -              -             -           0.6           6.0        1.5            -

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

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 2002, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

                      Quarter 1                Quarter 2             Quarter 3              Quarter 4
                    High  -   Low             High  -  Low          High  -  Low           High  -  Low
                    -------------             ------------          ------------           ------------
         2002       3.90  -  3.05             5.09  -  3.00         4.00  -  3.25          3.75  -  2.90
         2001       4.00  -  3.00             4.22  -  2.50         4.48  -  3.05          3.60  -  2.91

         As of March 14, 2003 there were 7,631 common shareholders of record.

         The Company has not paid any dividends to shareholders in the past two years as it has invested its profits in oil & gas and real estate properties. The Board of Directors will consider the payment of dividends from time to time in the future based on the Company's results of operations and capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

                              FINANCIAL HIGHLIGHTS

               (In thousands of dollars except per share amounts)

                                                                        For the Year Ended December 31
                                                      -----------------------------------------------------------------
STATEMENT OF INCOME                                      2002          2001          2000          1999          1998
                                                         ----          ----          ----          ----          ----
   Oil/Gas Revenues                                   $  5,729      $   8,534      $  7,875      $  5,238      $  4,759
   Real Estate Revenues                                 14,739         14,095        12,832        12,484        11,546
                                                      --------      ---------      --------      --------      --------
   Total Revenues                                     $ 20,468      $  22,629      $ 20,707      $ 17,722      $ 16,305
                                                      --------      ---------      --------      --------      --------
   Gross Profit (loss) Oil/Gas  (a)                   $  2,015      $   3,084      $  4,513      $  1,722      $   (927)
                                                      --------      ---------      --------      --------      --------
   Gross Profit Real Estate (b)                       $  3,380      $   3,328      $  3,049      $  3,684      $  2,684
                                                      --------      ---------      --------      --------      --------
   Total Gross Profit                                 $  5,395      $   6,412      $  7,562      $  5,406      $  1,757
                                                      --------      ---------      --------      --------      --------
   Net Income                                         $  1,076      $     452      $  1,224      $    614      $  1,007
                                                      --------      ---------      --------      --------      --------
   Net income per share of Basic and Dilutive         $   0.14      $    0.06      $   0.15      $   0.07      $   0.11(c)
                                                      --------      ---------      --------      --------      --------
  Cash dividends per share                            $      -      $       -      $      -      $      -      $      -
                                                      --------      ---------      --------      --------      --------
BALANCE SHEET
  Total assets at year end                            $107,920      $ 107,903      $ 98,541      $ 90,527      $ 94,601
                                                      --------      ---------      --------      --------      --------
  Long-term obligations                               $ 58,392      $  60,661      $ 46,701      $ 46,935      $ 47,764
                                                      --------      ---------      --------      --------      --------
  Stockholders' Equity                                $ 24,279      $  26,693      $ 21,428      $ 23,968      $ 25,734
                                                      --------      ---------      --------      --------      --------

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

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                    (In thousands $ except per share amounts)

                                                                          2002
                                                                          ----

                                                 1st                2nd             3rd            4th           Year
                                               -------            -------          ------        -------       --------
Oil/Gas Revenues                               $ 1,248            $ 1,319          $1,599        $ 1,563       $  5,729
Real Estate Revenues                           $ 3,769            $ 3,525          $3,695        $ 3,750       $ 14,739
                                               -------            -------          ------        -------       --------
Total Revenues                                 $ 5,017            $ 4,844          $5,294        $ 5,313       $ 20,468
                                               -------            -------          ------        -------       --------
Gross Profit (loss) Oil/Gas (a)                $   367            $   (51)         $  339        $ 1,360       $  2,015
Gross Profit Real Estate (b)                   $ 1,100            $   963          $  834        $   483       $  3,380
                                               -------            -------          ------        -------       --------
Total Gross Profit                             $ 1,467            $   912          $1,173        $ 1,843       $  5,395
                                               -------            -------          ------        -------       --------
Net Income                                     $   450            $   207          $   69        $   350       $  1,076
                                               -------            -------          ------        -------       --------
Net Income  Per Share                          $  0.06            $  0.03          $ 0.01        $  0.04       $   0.14
                                               -------            -------          ------        -------       --------
Cash Dividends Per Share                       $   .00            $   .00          $  .00        $   .00       $    .00

         Net income for the first quarter as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction resulted in an adjustment to net income for the first quarter from $290,000 as originally reported, to $450,000, as reflected above. Such change adjusted net income per share from $0.04 to $0.06.

(a) - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

(b) - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.


                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
                    (In thousands $ except per share amounts)

                                                                        2001


                                           1st              2nd              3rd              4th             Year
                                         -------          -------          -------           -------       --------
Oil/Gas Revenues                         $ 3,418          $ 2,397          $ 1,601           $ 1,118       $  8,534
Real Estate Revenues                     $ 3,289          $ 3,539          $ 3,617           $ 3,650       $ 14,095
                                         -------          -------          -------           -------       --------
Total Revenues                           $ 6,707          $ 5,936          $ 5,218           $ 4,768       $ 22,629
                                         -------          -------          -------           -------       --------
Gross Profit (loss)  Oil/Gas (a)         $ 2,354          $ 1,308          $    77           $  (655)      $  3,084
Gross Profit Real Estate (b)             $   711          $   846          $   915           $   856       $  3,328
                                         -------          -------          -------           -------       --------
Total Gross Profit                       $ 3,065          $ 2,154          $   992           $   201       $  6,412
                                         -------          -------          -------           -------       --------
Net Income (loss)                        $ 1,037          $   767          $   541           $(1,893)      $    452
                                         -------          -------          -------           -------       --------
Net Income (loss) Per Share              $  0.13          $  0.10          $  0.07           $ (0.24)      $   0.06
                                         -------          -------          -------           -------       --------
Cash Dividends Per Share                 $   .00          $   .00          $   .00           $   .00       $    .00
                                         -------          -------          -------           -------       --------

(a) - Gross profit relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

(b) - Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and manages residential and commercial real estate in several states across the United States. The Company is also engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent.

Real Estate -

         The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes as well as commercial and retail properties.

Oil and Gas -

         The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas, Wyoming, Utah, and West Virginia. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

Corporate -

         The Company holds passive investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holdings in marketable securities and focused its resources in its oil & gas and real estate divisions.

General - Oil and Gas

          The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 2002, the average price of oil that the Company received was $21.35 compared to $20.97 for 2001. The average price of gas for 2002 was $2.56 compared to $2.89 for 2001.

         The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                                   Fiscal Year Ended December 31
                                               ------------------------------------
Crude Oil and Natural Gas Production:             2002         2001         2000
                                                  ----         ----         ----
    Oil  (Bbls)..........................         78,000      109,000       97,000
    Gas (Mcf)............................      1,605,000    2,187,000    1,790.000
Average sales prices:
    Oil  (per Bbl).......................         $21.35       $20.97       $25.32
    Gas (per Mfc)........................          $2.56        $2.89        $3.01
Average production costs per BOE:                  $6.58        $5.24        $6.14

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

Critical Accounting Policies

         Wilshire's discussion and analysis of its financial condition and results of operations are based upon Wilshire's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Wilshire to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Wilshire bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate, especially when based upon volumemetric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 2002 and 2001.


Impairment of Property and Equipment

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS
121. SFAS 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption had no impact on the Company's results of operations or financial position.

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2002 and 2001 that the value of any of its rental properties is impaired.

Revenue Recognition

         Revenue from oil and gas properties is recognized at the time these products are delivered to third party purchasers. Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenant. Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. An allowance for uncollectible accounts is maintained based on the Company's estimate of the inability of its joint interest partners in the oil and gas division and its tenants in the real estate division to make required payments.

Foreign Operations

         The assets and liabilities of the Company's Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses are reflected as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment.

         Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $8,187,000 and $9,225,000 at December 31, 2002, and 2001,
respectively.


Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Recently Issued Pronouncements

         In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishments of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not anticipate that the adoption of this statement will have any impact on our results of operations or financial position.

         In November of 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which provides guidance on how to transition from the intrinsic method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123 for the fair value method of accounting, if a company so elects. The adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. We do not believe that this Interpretation will have a significant impact on our financial statements.


Results of Operations

Year ended December 31, 2002 ("2002") Compared with Year Ended December 31, 2001 ("2001")

         Net income for the year ended December 31 was $1,076,000 in 2002 or $0.14 per share - basic and dilutive, compared to $452,000 in 2001 or $0.06 per share - basic and dilutive.

         Operating income in 2002 was $3,324,000 compared to $4,722,000 in 2001, a decrease of $1,398,000. This decrease was due to lower operating income from oil & gas operations, real estate operations and corporate operation.

         Oil and gas revenues decreased from $8,534,000 in 2001 to $5,729,000 in 2002. This decrease was primarily attributable to lower production of oil and gas in 2002. Oil production decreased form 109,000 BBL in 2001 to 78,000 BBL in 2002. Gas production decreased from 2,187,000 MCF in 2001 to 1,605,000 MCF in 2002.

         Real estate revenues increased from $14,095,000 in 2001 to $14,739,000 in 2002. This increase was principally due to additional rental income from the acquisition of our 180 unit apartment complex in San Antonio in 2001.

         Oil and gas production expense was lower in 2002 than 2001. Oil and gas production expense amounted to $2,298,000 in 2002 and $2,555,000 in 2001. The decreased 2002 expense was the result of lower production in 2002 offset in part by an increase in the average production costs per BOE increased from $5.24 in 2001 to $6.58 in 2002.

         Depreciation, depletion and amortization of oil and gas assets amounted to $1,416,000 in 2002 compared to $2,894,000 in 2001. This decrease resulted from a lower depletion expense due to an increase in value of the Company's United States reserves as a result of higher oil and gas prices at December 31, 2002 versus December 31, 2001. In Canada, while the dollar value of reserves decreased , its effect on depletion was not significant Real estate depreciation was $2,468,000 in 2002 compared to $2,263,000 in 2001.

         General and administrative expense increased form $1,690,000 in 2001 to $2,071,000 in 2002 due to increased legal, salary and insurance expenses.

         Gain on sales of real estate assets decreased form $1,559,000 in 2001 to $263,000 in 2002 as a result of less property dispositions in 2002

         Interest expense decreased from $4,805,000 in 2001 to $4,518,000 in 2002. This decrease is attributable to a reduction in debt during most of 2002. In August 2002 the Company entered into a financing arrangement to support an oil and gas development project in Canada resulting in an overall increase in debt from 2001 to 2002.

         The provision for income taxes includes Federal, State and Canadian taxes. Differences between the effective tax rate and the statutory income tax rates are primarily due to foreign resource tax credits in Canada, and the dividend exclusion in the United States.

Year ended December 31, 2001 ("2001") Compared with Year Ended December 31, 2000 ("2000")

         Net income for the year ended December 31, was $452,000 in 2001or $0.06 per share - basic and dilutive, compared to $1,224,000 in 2000 or $0.15 per share - basic and dilutive. Net income in 2001 includes a one-time charge of $1,684,000 ($1,111,000 net of tax impact) for write down of a marketable security due to a decline in market price below cost levels which was deemed to be other than temporary. Excluding the impact of the one time charge, net income for 2001 would have been $1,563,000 or $0.20 per share - basic and dilutive, compared with net income of $1,224,000 in 2000 or $0.15 per share - basic and dilutive. The market price of the specific security has risen from $2.10 per share at December 31, 2001 (the determination date of the writedown) to $2.50 per share as of March 28, 2002.

         Operating income in 2001 was $4,722,000 compared to $5,873,000 in 2000, an decrease of $1,151,000. This decrease was due to an increase in depletion expense in 2001, as well as increased costs of operating the oil and gas and real estate operations.

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


Liquidity and Capital Resources

         At December 31, 2002 the Company had approximately $8.7 million in marketable securities at cost, with a market value of approximately $9.9 million. The current ratio at December 31, 2002 was 1.5 to 1 on a market basis and the Company's working capital was $5.9 million at December 31, 2002. Management considers these amounts adequate for the Company's current business.

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

         The Company continues to search for the acquisition of oil and gas producing properties and of companies with desirable oil and gas producing properties. There can be no assurance that the Company will in fact locate any such acquisitions.

         During 2002, the Company did not acquire any additional real estate properties. The Company will continue to explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently planning acquisitions of investment properties in addition to the desposition of certain existing properties. However, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

         As of year ended December 31, 2002, the Company had entered into arrangements to refinance all of its long-term debt. On March 1, 2003 the Company finalized these arrangements. The proceeds of these loans were used to pay off existing debt. See Notes to Consolidated Financial Statements - Long-term Debt (Note 3) for information regarding the refinancing.

         Net cash provided by operating activities was $4,933,000, $7,016,000 and $3,620,000 in 2002, 2001 and 2000, respectively. The variations in the three years principally relate to changes in depletion in oil and gas reserves as well as changes in accounts receivable, accounts payable and accrued liabilities.

         Net cash used in investing activities was $3,223,000, $11,200,000, and $10,767,000 in 2002, 2001 and 2000, respectively. The variations principally relate to purchases of real estate properties and transactions in securities. Purchases of real estate properties amounted to $10,140,000 in 2001. Purchases of marketable securities amounted to $1,930,000 in 2002, $5,000 in 2001 and $4,355,000 in 2000. Proceeds from sales of real estate properties amounted to $737,000 in 2002, $3,774,000 in 2001 and $691,000 in 2000. The Company purchased
$3,500,000 in mortgages notes in 2000. These mortgage notes were redeemed in 2001 and replaced by a new mortgage note in the amount of $6,790,000 secured by 196 units in two contiguous apartment complexes in Jersey City, New Jersey. At year end 2002, this note was reduced to $3,035,000.

          Net cash provided by (used in) financing activities was ($2,618,000), $6,376,000 and $8,224,000 in 2002, 2001 and 2000, respectively. The variations principally relate to the issuance, refinance, and repayments of long-term debt. The Company has mortgage notes payable, notes payable and revolving lines of credit with maturity dates ranging from 2002 to 2010. See Notes to Consolidated Financial Statements - Long-term Debt (Note 3) for a schedule of long-term debt.

         The Company believes it has adequate capital resources to fund operations for the foreseeable future.


Forward-Looking Statements

         This Report on Form 10-K for 2002 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including the potential sale of its oil & gas operations, volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss. See Notes to the Consolidated Financial Statements. - Summary of Significant Accounting Policies - Marketable Securities, Available-for-Sale (Note 2)

         The Company is exposed to changes in interest rates from its floating rate debt arrangements. At December 31, 2002, the Company had $65,700,000 of debt outstanding of which $58,700,000 bears interest at fixed rates. The interest rate on the Company's revolving credit lines, under which $7,000,000 was outstanding at December 31, 2002, is variable at a rate of prime for US borrowings and prime plus .25% for its Canadian revolving demand loan. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at December 31, 2002 would adversely affect the Company's annual interest cost by approximately $70,000 assuming borrowed amounts under the revolving credit lines remained at $7,000,000.

SUMMARY OF INDEBTEDNESS

         Long-term debt as of December 31 consists of the following --


                                                  2002                 2001
                                               -----------         -----------
          Mortgage notes payable               $24,800,000         $26,464,000
          Mortgage notes payable                16,670,000          16,868,000
          Mortgage notes payable                 5,476,000           5,552,000
          Mortgage notes payable                 4,025,000           4,244,000
          Mortgage note payable                  4,085,000           4,145,000
          Note payable                           5,475,000           4,575,000
          Revolving line of credit               2,000,000           3,500,000
          Revolving line of credit               2,100,000           2,600,000
          Revolving demand loan                    895,000                  --
                                               -----------         -----------
          Total                                 65,706,000          67,948,000
          Less--Current portion                  7,314,000           7,287,000
                                               -----------         -----------
          Long term portion                    $58,392,000         $60,661,000
                                               ===========         ===========

         As of March 1, 2003, the Company consummated the refinancing of most of its long-term debt at reduced interest rates. The following five year projection reflects the payout of the outstanding debt which increased from the total noted above of $65,706,000 as of December 31, 2002 to $67,433,000 as of March 1,
2003. The aggregate maturities of the long-term debt in each of the five years subsequent to 2002 and thereafter are --

          2003                     $ 7,314,000
          2004                       5,841,000
          2005                         849,000
          2006                         903,000
          2007                         961,000
          Thereafter                51,565,000
                                   -----------
                                   $67,433,000
                                   ===========

         See Note 3 to the consolidated financial statements for a discussion of interest rates.

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

         Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                                           Crude Oil, Condensate and Natural Gas Liquids
                                                                            (Barrels)
                                                        United States                               Canada
-----------------------------------------------------------------------------------------------------------------------
                                               2002          2001           2000        2002        2001           2000
                                               ----          ----           ----        ----        ----           ----
Proved Reserves-Beginning of Year             1,122         1,268          1,428         786         870            939
Revisions of previous estimates               (505)           (90)           (98)       (630)        (32)           (34)
Sales of minerals in place                                                     -                                      -
                                                                -                                      -

Extensions and discoveries                        1                            -           -                          -
                                                                -                                      1
Production                                     (49)           (56)           (62)        (29)        (53)           (35)
                                             ------        ------          -----     -------      ------         ------

Proved Reserves-End of Year                     569         1,122          1,268         127         786            870
                                             ------        ------          -----     -------      ------         ------

Proved Developed Reserves-
         Beginning of Year                      396           482            447         464         552            615
                                             ------        ------          -----     -------      ------         ------

           End of Year                          426           396            482         127         464            552
                                             ======        ======          =====     =======      ======         ======

                                                                         Natural Gas
                                                                           (MFC)
                                                          United States                            Canada
                                                          -------------                            ------
                                               2002         2001           2000        2002        2001           2000
                                               ----         ----           ----        ----        ----           ----

Proved Reserves-Beginning of Year             6,976         9,592          8,791      31,832      28,900         36,578
Revisions of previous estimates               2,516        (1,325)         1,728     (18,633)      3,437         (6,948)
Sales of minerals in place                        -             -              -                                      -
                                                                                                       -

Extensions and discoveries                      126           146             30       2,666         245            103

Production                                   (1,021)       (1,437)          (957)       (584)       (750)          (833)
                                             ------        ------          -----     -------      ------         ------
Proved Reserves-End of Year                   8,597         6,976          9,592      15,281      31,832         28,900
                                             ------        ------          -----     -------      ------         ------

Proved Developed Reserves-
           Beginning of Year                  6,976         9,592          8,791      25,912      23,075         30,419
                                             ------        ------          -----     -------      ------         ------

           End of Year                        8,464         6,976          9,592      15,281      25,912         23,075
                                             ======        ======          =====     =======      ======         ======

            Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)

                                                                           United States                     Canada
                                                                     -----------------------         ---------------------
                                                                       2002             2001          2002            2001
                                                                       ----             ----          ----            ----
Future cash flows                                                     $52,088         $35,631         67,278       $102,926
                                                                      -------         -------         ------       --------
Future costs:
   Production                                                          19,478          14,710          7,825         14,675
   Development, dismantlement & abandonment                               910           1,972             63          1,696
                                                                      -------         -------         ------       --------
Total Future Costs                                                     20,388          16,682          7,888         16,371
                                                                      -------         -------         ------       --------
Future net inflows- Before  income tax                                 31,700          18,949         59,390         86,555
Future income taxes                                                     7,849           4,625         19,243         29,309
                                                                      -------         -------         ------       --------
Future net cash flows                                                  23,851          14,324         40,147         57,246
10% Discount factor                                                    11,162           6,166         23,229         35,030
                                                                      -------         -------         ------       --------
Standardized measure of discounted future net cash flows               12,689          $8,158         16,918        $22,216
                                                                      =======          ======         ======       ========

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

         Reserves in the United States were estimated by Ryder Scott Company and the Company. Reserves in Canada represent combined estimates performed by both Ryder Scott Company and Citadel Engineering, Ltd.

         "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 2002, 2001 and 2000 are included in the Notes to Consolidated Financial Statements Segment information ( Note 9), presented elsewhere herein.

         The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                                                   2002                    2001             2000
                                                                   ----                    ----             ----
Standardized Measure -  Beginning of Year                       $30,374                 $95,255             $33,509
Sales and transfers - Net of Production Costs                    (3,431)                 (6,055)             (7,848)
Extensions and discoveries                                       10,781                     700                 512
Net change in sales price                                        39,074                 (26,255)            118,760
Revision of quantity estimates                                  (66,302)                  1,510             (23,308)
Proceeds from sales of Minerals in Place                            -0-                     -0-                 -0-
Accretion of discount                                             3,610                  11,716               5,516
Net change in income taxes                                       (2,527)                 31,894             (26,929)
Change in production rates- Other                                18,028                 (78,391)             (4,957)
                                                                -------                 -------             -------
Standardized measure - End of year                              $29,607                 $30,374             $95,255
                                                                -------                 -------             -------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMTAL DATA

                         Report of Independent Auditors


The Board of Directors and Shareholders of Wilshire Oil Company of Texas

         We have audited the accompanying consolidated balance sheet of Wilshire Oil Company of Texas and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of Wilshire Oil Company of Texas as of December 31, 2001, and for each of two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 22, 2002.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilshire Oil Company of Texas and subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



New York, New York
March 25, 2003

                                        /s/ Ernst & Young LLP

THIS REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THE REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP NOR HAS ARTHUR ANDERSEN LLP PROVIDED A CONSENT TO THE INCLUSION OF ITS REPORT IN THIS FORM 10-K.


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

ARTHUR ANDERSEN LLP
Roseland, New Jersey
March 22, 2002

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                           CONSOLIDATE BALANCE SHEETS
                        As of December 31, 2002 and 2001

                                       ASSETS                                                    2002                2001
                                                                                          ----------------   ------------------
CURRENT ASSETS:
    Cash and cash equivalents (Note 3)                                                        $ 4,164,000          $ 4,984,000
     Marketable securities, available-for-sale, at fair value (Notes 2 and 3)                   9,860,000           10,358,000
     Accounts receivable net of allowance of $77,000 and $112,000 in 2002
     and 2001, respectively                                                                     1,094,000              832,000
     Income taxes receivable (Note 7)                                                             626,000                    -
     Prepaid expenses and other current assets                                                  1,677,000            1,215,000
                                                                                             ------------         ------------
         Total current assets                                                                  17,421,000           17,389,000
                                                                                             ------------         ------------
NONCURRENT ASSETS
     Mortgage notes receivable (Note 4)                                                         3,035,000            6,072,000
     Other noncurrent                                                                             375,000              500,000
PROPERTY AND EQUIPMENT (Notes 3, 9 and 10):
      Oil and gas properties, using the full cost method of accounting                        141,243,000          136,355,000
      Real estate properties                                                                   71,355,000           69,161,000
      Other property and equipment                                                                366,000              394,000
                                                                                          ----------------   ------------------
                                                                                              212,964,000          205,910,000
      Less-Accumulated depreciation, depletion and amortization                               125,875,000          121,968,000
                                                                                             ------------         ------------
                                                                                               87,089,000           83,942,000
                                                                                             ------------         ------------
TOTAL ASSETS                                                                                 $107,920,000         $107,903,000
                                                                                             ============         ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt (Note 3)                                                $7,314,000          $ 7,287,000
     Loan payable to shareholder (Note 5)                                                         500,000              700,000
     Accounts payable                                                                           3,033,000            2,301,000
     Income taxes payable                                                                          35,000               50,000
     Deferred income taxes (Note 7)                                                               535,000              896,000
     Accrued liabilities (Note 8)                                                                 119,000            1,028,000
                                                                                             ------------         ------------
              Total current liabilities                                                        11,536,000           12,262,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion (Note 3)                                             58,392,000           60,661,000
     Deferred income taxes (Note 7)                                                            12,051,000           11,256,000
     Deferred income                                                                            1,627,000                    -
     Other Long-term liabilities                                                                   75,000               31,000
                                                                                             ------------         ------------
              Total liabilities                                                                83,681,000           84,210,000
                                                                                             ------------         ------------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Note 8)
     Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and
         outstanding in 2002 and 2001                                                                   -                    -
    Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2002 and 2001                                                   10,014,000           10,014,000
    Capital in excess of par value                                                              9,029,000            9,029,000
    Treasury stock, 2,203,710 and 2,132,656  shares in 2002 and 2001,
            respectively, at cost                                                             (10,355,000)         (10,179,000)
    Retained earnings                                                                          18,640,000           17,564,000
    Accumulated other comprehensive loss                                                      (3,089,000)           (2,735,000)
                                                                                             ------------         ------------
              Total shareholders' equity                                                       24,239,000           23,693,000
                                                                                             ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                                   $107,920,000         $107,903,000
                                                                                             ============         ============


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 2002, 2001 and 2000

                                                                                    2002             2001                2000
                                                                                 ----------       ----------          ----------
REVENUES (Notes 9 and 10):
   Oil and gas                                                                   $5,729,000       $8,534,000          $7,875,000
    Real estate                                                                  14,739,000       14,095,000          12,832,000
                                                                                 ----------       ----------          ----------
       Total revenues                                                            20,468,000       22,629,000          20,707,000
                                                                                 ----------       ----------          ----------
COST AND EXPENSES (Notes 9 and 10):
    Oil and gas production expenses                                               2,298,000        2,555,000           2,224,000
     Real estate operating expenses                                               8,891,000        8,505,000           7,657,000
     Depreciation and amortization                                                2,468,000        2,263,000           2,126,000
     Depreciation, depletion and amortization of oil and gas properties           1,416,000        2,894,000           1,138,000
     General and administrative                                                   2,071,000        1,690,000           1,689,000
                                                                                 ----------       ----------          ----------
          Total costs and expenses                                               17,144,000       17,907,000          14,834,000
                                                                                 ----------       ----------          ----------
INCOME FROM OPERATIONS                                                            3,324,000        4,722,000           5,873,000
OTHER INCOME (loss)
    Dividend and interest income                                                  1,127,000          861,000             118,000
    Gain on sale of real estate assets                                              263,000        1,559,000             305,000
    Write down of marketable securities (Note 2)                                          -       (1,684,000)                  -
    Gain on sale of securities                                                      711,000                -                   -
    Other Income                                                                    499,000            6,000                   -


INTEREST EXPENSE (Note 3)                                                        (4,518,000)      (4,805,000)         (4,419,000)
                                                                                 ----------       ----------          ----------
            Income before provision for income taxes                              1,406,000          659,000           1,877,000
PROVISION FOR INCOME TAXES  (Note 7)                                                330,000          207,000             653,000
                                                                                 ----------       ----------          ----------
             NET INCOME                                                          $1,076,000        $ 452,000          $1,224,000
                                                                                 ==========       ==========          ==========
Basic earnings per share                                                           $   0.14          $  0.06             $  0.15
                                                                                 ==========       ==========          ==========
Diluted earnings per share                                                         $   0.14          $  0.06             $  0.15
                                                                                 ==========       ==========          ==========


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        December 31, 2002, 2001 and 2000

                                  Preferred Stock           Common Stock
                                  ---------------           ------------
                                                                                                Accumulated
                                                                                     Other        Other
                              Shares          Shares                  Excess of    Treasury    Comprehensive Retained  Comprehensive
                              Issued Amount   Issued      Amount      Par Value     Stock      Income (Loss) Earning    Income(Loss)
                              ------ -----  ----------  -----------   ----------  -----------  -----------  -----------  ----------
BALANCE, December 31, 1999         -  $  -  10,013,544  $10,014,000   $9,029,000  $(7,748,000) $(3,215,000) $15,888,000
 Comprehensive income,
  year ended
  December 31, 2000 -
  Net income                       -     -           -            -            -            -            -    1,224,000  $1,224,000
Other comprehensive income -
 Net translation adjustment        -     -           -            -            -            -     (351,000)           -    (351,000)
 Change in unrealized loss
  on marketable securities,
  net of income tax benefit
  of $1,295,000                                                                             -   (1,311,000)           -  (1,311,000)
                                                                                                                         ----------
 Comprehensive loss                -     -           -            -            -            -                             $(438,000)
 Purchase of treasury stock        -     -           -            -            -   (2,102,000)           -            -
                                ---- -----  ----------  -----------   ----------  -----------  -----------  -----------  ----------
BALANCE, December 31, 2000         -     -  10,013,544   10,014,000    9,029,000   (9,850,000)  (4,877,000)  17,112,000
 Comprehensive income, year
  ended December 31, 2001 -
  Net income                       -     -           -            -            -            -            -      452,000    $452,000
 Other comprehensive income -
  Net translation adjustment       -     -           -            -            -            -     (538,000)           -    (538,000)
 Change in unrealized gain
  on marketable securities,
  net of income tax expense
  of $896,000                                                                               -    2,680,000            -   2,680,000
 Comprehensive income              -     -           -            -            -            -            -               $2,594,000
 Purchase of treasury stock        -     -           -            -            -     (329,000)           -            -           -
                                ---- -----  ----------  -----------   ----------  -----------  -----------  -----------  ----------
BALANCE, December 31, 2001         -     -  10,013,544   10,014,000    9,029,000  (10,179,000)  (2,735,000)  17,564,000
 Comprehensive income, year
  ended December 31, 2002 -
  Net income                       -     -           -            -            -            -            -    1,076,000  $1,076,000
 Other comprehensive income -
  Net translation adjustment       -     -           -            -            -            -       88,000                   88,000
 Change in unrealized loss
  on marketable securities,
  net of income tax benefit
  of $361,000                                                                               -     (442,000)                (442,000)
                                                                                                                         ----------
 Comprehensive income              -     -           -            -            -            -                              $722,000
 Purchase of treasury stock        -     -           -            -            -     (176,000)
                                ---- -----  ----------  -----------   ----------  -----------  -----------  -----------  ==========
BALANCE, December 31, 2002         -  $  -  10,013,544  $10,014,000   $9,029,000 $(10,355,000) $(3,089,000) $18,640,000
                                ==== =====  ==========  ===========   ========== ============  ===========  ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 2002, 2001 and 2000

                                                                               2002                  2001                  2000
                                                                           -----------           -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                               $1,076,000             $ 452,000           $ 1,224,000
    Adjustments to reconcile net income to net cash
       provided by operating activities -
         Depreciation, depletion and amortization                            3,884,000             5,157,000             3,264,000
         Write down of marketable securities                                         -             1,684,000                     -
         Deferred income tax (benefits) provision                              762,000             (738,000)                60,000
         Deferred income                                                     1,627,000                     -                     -
          Gain on sales of marketable securities                             (711,000)                     -                     -
          Gain on sales of real estate assets                                (263,000)           (1,559,000)             (305,000)
          Changes in operating assets and liabilities -
               Decrease (increase) in accounts receivable                    (262,000)             1,411,000           (1,055,000)
               Decrease (increase) in income taxes receivable                (626,000)                     -               178,000
               Decrease (increase) in prepaid expenses and other
                  current assets                                             (462,000)               382,000                86,000
                Increase in other liabilities                                  100,000                43,000                31,000
                Increase (decrease) in accounts payable, accrued
                   liabilities and taxes payable                             (192,000)               184,000               137,000
                                                                           -----------           -----------           -----------
                   Net cash provided by operating activities                 4,933,000             7,016,000             3,620,000
                                                                           -----------           -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                               (7,528,000)          (11,897,000)           (3,622,000)
    Purchases of marketable securities                                      (1,930,000)               (5,000)           (4,355,000)
    Proceeds from sales and redemptions of marketable  securities            2,336,000                     -                19,000
    Purchase of mortgage notes receivable                                            -            (3,290,000)           (3,500,000)
    Proceeds on mortgage notes receivable                                    3,162,000               218,000                     -
    Proceeds from sales of real estate properties                              737,000             3,774,000               691,000
                                                                           -----------           -----------           -----------
                       Net cash used in investing activities                (3,223,000)          (11,200,000)          (10,767,000)
                                                                           -----------           -----------           -----------
CASH FLOWS FORM FINANCING ACTIVITIES
     Proceeds form issuance of debt                                          9,158,000            13,370,000            14,125,000
     Principal payments of long-term debt                                  (11,400,000)           (6,965,000)           (4,199,000)
     Purchase of treasury stock                                               (176,000)             (329,000)           (2,102,000)
     Loan payable to shareholder                                              (200,000)              300,000               400,000
                                                                           -----------           -----------           -----------
                          Net cash provided by (used in)                    (2,618,000)            6,376,000             8,224,000
                          financing activities
                                                                           -----------           -----------           -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         88,000              (133,000)              (39,000)
                                                                           -----------           -----------           -----------
     Net increase (decrease) in cash and cash equivalents                     (820,000)            2,059,000             1,038,000
CASH AND CASH EQUIVALENTS, beginning of year                                 4,984,000             2,925,000             1,887,000
                                                                           -----------           -----------           -----------
CASH AND CASH EQUIVALENTS,  end of year                                     $4,164,000           $ 4,984,000           $ 2,925,000
                                                                           ===========           ===========           ===========
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS
   OF CASH FLOWS:
    Cash paid during the year for -
       Interest                                                             $4,683,000           $ 4,824,000           $ 4,258,000
                                                                           ===========           ===========           ===========
       Income taxes, net                                                     $ 352,000           $   355,000           $   152,000
                                                                           ===========           ===========           ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

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


2.   Summary of Significant Accounting Policies

         Significant accounting policies followed by the Company and its subsidiaries are as follow-

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany account balances and transactions have been eliminated in consolidation.

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

Marketable Securities, Available-for-Sale

         As of December 31, 2002 and 2001, the marketable securities of the Company consist of equity securities, all of which are classified as available-for-sale. These securities are carried at fair value based upon quoted market prices. Unrealized gains and losses, representing differences between an investment's cost and its fair value, are charged (credited) directly to shareholders' equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

         The Company periodically reviews available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value. In 2001, the Company wrote down a marketable security held as available-for-sale to fair value by $1,684,000 since the market value decline was determined to be other than temporary. No additional write down was required in 2002.

Oil and Gas Properties

         The Company follows the accounting policy, generally known in the oil and gas industry as "full cost accounting". Under full cost accounting, the Company capitalizes all costs relating to the exploration for and development of its mineral resources. Under this method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
             Notes to Consolidate Financial Statements- (Continued)


         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 2002 and 2001.

         As of December 31, 2002 and 2001, oil and gas properties totaled $141,243,000 and $136,355,000 and accumulated depletion was $110,031,000 and
$108,466,000, respectively.

Real Estate and Other Properties

         Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

         As of December 31, 2002 and 2001, real estate properties consist of land with an aggregate cost of $15,883,000 and $16,221,000, buildings with an aggregate cost of $55,472,000 and $52,940,000 and furniture and fixtures with an aggregate cost of $366,000 and $394,000, respectively.

         Accumulated depreciation was $15,504,000 and $13,502,000 for 2002 and 2001, respectively.

Impairment of Property and Equipment

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. SFAS 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption had no impact on the Company's results of operations or financial position.

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2002 and 2001 that the value of any of its rental properties is impaired.

Revenue Recognition

         Revenue from oil and gas properties is recognized at the time these products are delivered to third party purchasers. Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenant. Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable on the accompanying balance sheet. An allowance for uncollectible accounts is maintained based on the Company's estimate of the inability of its joint interest partners in the oil and gas division and its tenants in the real estate division to make required payments.

Income Taxes

         The Company accounts for income taxes using Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred taxes are provided for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences are those related to tax over book depreciation, depletion and amortization and unrealized gains and losses on marketable securities (see
Note 7).

Foreign Operations

         The assets and liabilities of the Company's Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses are reflected as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment.

         Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $8,187,000 and $9,225,000 at December 31, 2002, and 2001,
respectively.

Accounting for Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans (See Note 6).

         The following table sets forth the Company's pro forma information for its common stockholders for the years ended December 31 (in thousands except earnings per share data):


                                                                             2002             2001             2000
                                                                         -------------     ------------     ------------
Net income  as reported                                                       $ 1,076            $ 452          $ 1,224
Add: Stock option expense included in net income (loss)                             -                -                -
Less: Stock option expense determined under fair value
      recognition method for all awards                                          (27)                -              (6)
                                                                         -------------     ------------     ------------
Pro forma net income                                                          $ 1,049            $ 452          $ 1,218
                                                                         =============     ============     ============


Net income per share as reported:
    Basic                                                                     $ 0.14           $ 0.06           $ 0.15
                                                                         =============     ============     ============
    Diluted                                                                   $ 0.14           $ 0.06           $ 0.15
                                                                         =============     ============     ============

Pro forma net income  per share
    Basic                                                                      $ 0.13           $ 0.06           $ 0.15
                                                                         =============     ============     ============
    Diluted                                                                    $ 0.13           $ 0.06           $ 0.15
                                                                         =============     ============     ============

         The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.94 per share in 1999 and $3.32 in 2002 and the following weighted average assumptions; risk-free interest rate of 6.19% for 1999 and 3.87% for 2002, volatility of 25.94% for 1999 and 33.1% for 2002, no dividend yield for 1999 or 2002, and an expected option life of 5 years.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
             Notes to Consolidate Financial Statements- (Continued)

Net Income Per Common Share

         Basic earnings per share are calculated based on the total weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

         The following table sets forth the computation of basic and diluted earnings per share -

                                                                                 2002                2001                2000
                                                                            ----------------    ----------------    ---------------
Numerator-
  Net income -
     Basic and Diluted                                                           $1,076,000           $ 452,000         $1,224,000
                                                                            ================    ================    ===============

Denominator -
   Weighted average common shares outstanding - Basic                             7,831,817           7,914,135          8,160,546
    Incremental shares from assumed conversions of stock options                        234                   -                  -
                                                                            ----------------    ----------------    ---------------
    Weighted average common shares outstanding - Diluted                          7,832,051           7,914,135          8,160,546
                                                                            ================    ================    ===============

Basic earnings per share                                                           $   0.14             $  0.06            $  0.15
                                                                            ================    ================    ===============
Dilute earnings per shares                                                         $   0.14             $  0.06            $  0.15
                                                                            ================    ================    ===============


Accumulated Other Comprehensive Income (Loss)

         Comprehensive income (loss) includes net income, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

         Changes in the components of Accumulate Other Comprehensive Income
(Loss) for the years 2000, 2001 and 2002 are as follows -

                                                    Unrealized Gains             Cumulative              Accumulated
                                                       (Losses) on            Foreign Currency              Other
                                                   Available-for-Sale           Translation             Comprehensive
                                                       Securities                Adjustment              Income(Loss)
                                                   --------------------     ---------------------     -------------------

BALANCE, December 31, 1999                           $   (274,000)            $  (2,941,000)           $ (3,215,000)
   Change for the year 2000                            (1,311,000)                 (351,000)             (1,662,000)
                                                     ------------             -------------            -------------
BALANCE, December 31, 2000                             (1,585,000)               (3,292,000)             (4,877,000)
    Change for the year 2001                            2,680,000                  (538,000)              2,142,000
                                                     ------------             -------------            -------------
BALANCE, December 31, 2001                              1,095,000                (3,830,000)             (2,735,000)
     Change for the year 2002                            (442,000)                   88,000                (354,000)
                                                     ------------             -------------            -------------
BALANCE, December 31, 2002                            $   653,000             $  (3,742,000)           $ (2,857,000)
                                                     ============             =============            ============

Reclassifications

         Certain reclassifications have been made to the prior year's financial information to conform to the current year presentation.

Recently Issued Pronouncements


         In May 2002, the FASB issued SFAS No. 145, "Reporting Gains and Losses from Extinguishment of Debt", which rescinded SFAS No. 4, No. 44 and No. 64 and amended SFAS No. 13. The new standard addresses the income statement classification of gains or losses from the extinguishments of debt and criteria for classification as extraordinary items. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not anticipate that the adoption of this statement will have any impact on our results of operations or financial position.

         In November of 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which provides guidance on how to transition from the intrinsic method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's for the fair value method of accounting, if a company so elects. The adoption of this standard is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and we will need to apply its provisions to any existing variable interests in variable interest entities by no later than September 30, 2003. We do not believe that this Interpretation will have a significant impact on our financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)

3.       Long-term Debt

         Long-term debt as of December 31 consists of the following -

                                                                               2002                    2001
                                                                          ---------------       --------------------
                      Mortgage notes payable(a)                              $24,800,000                $26,464,000
                      Mortgage notes payable(b)                               16,670,000                 16,868,000
                      Mortgage notes payable ( c )                             5,476,000                  5,552,000
                      Mortgage notes payable (d)                               4,205,000                  4,244,000
                      Mortgage note payable (e)                                4,085,000                  4,145,000
                      Note payable (f)                                         5,475,000                  4,575,000
                      Revolving line of credit (g)                             2,000,000                  3,500,000
                      Revolving line of credit (h)                             2,100,000                  2,600,000
                      Revolving demand loan (i)                                  895,000                          -
                                                                          ---------------       --------------------
                      Total                                                   65,706,000                 67,948,000
                      Less-Current portion                                     7,314,000                  7,287,000
                                                                          ---------------       --------------------
                      Long term portion                                      $58,392,000                $60,661,000
                                                                          ===============       ====================

         The total acquisition cost of the collateral securing such total debt was $81,607,000 and $83,372,000 in 2002 and 2001.

         As noted below, as of March 1, 2003, the Company consummated the refinancing of most of its long term debt at reduced interest rates. The following five year projection reflects the payout of the outstanding debt which increased from the total noted above of $65,706,000 as of December 31, 2002 to $67,433,000 as of March 1, 2003. The aggregate maturities of the long-term debt in each of the five years subsequent to 2002 and thereafter are -

                          2003                         $ 7,314,000
                          2004                           5,841,000
                          2005                             849,000
                          2006                             903,000
                          2007                             961,000
                          Thereafter                    51,565,000
                                                 ------------------
                                                       $67,433,000
                                                 ==================

 (a) The Company has mortgage notes payable to The Trust Company of New Jersey (The Trust Company) payable in monthly and quarterly installments, bearing interest at a weighted average effective interest rate of 7.53%. These mortgage notes are secured by a first mortgage interest in the related real estate properties and mature at various dates through 2010. On March 1, 2003 the notes were modified to reflect an effective interest rate of 6.375% for the next five years and a revised maturity of February 2013.
(b) The Company had two mortgage notes payable to GMAC Commercial Mortgage Corporation at year end. The notes were payable in monthly installments, bore interest at a rate of 7.48% and matured in November 2007. On February 27, 2003, these mortgages were refinanced through Merrill Lynch. The new mortgage notes are secured by a first mortgage interest in the related real estate properties, have an effective rate of 5. 75%, a 30 year amortization and a ten year term, maturing in March 2013.
(c) The Company had three mortgage notes payable to Orix Real Estate Capital Markets, LLC (ORIX) at year end. Two of the Orix notes were payable in monthly installments, bore a weighted average effective interest rate of 7.05% and matured in July 2008. On February 27, 2003, these two mortgages were refinanced through Merrill Lynch. The new mortgage notes are secured by a first mortgage interest in the related real estate properties, have an effective rate of 5.75 %, a 30 year amortization and a ten year term, maturing in March 2013.
(d) In March 2001, the Company obtained the third mortgage note payable from Orix in the amount of $4,270,000. The mortgage note is payable in monthly installments, bearing interest at 7.9%, which matures in June, 2009 and is secured by the property.

(e) The Company had a mortgage note payable to Columbia Savings Bank at year end. The mortgage note was payable in monthly installments, bore an interest at a rate of 8.00%, matured in January 2011 and was secured by the property. On February 28, 2003, this mortgage was refinanced through Merrill Lynch. The new mortgage note is secured by a first mortgage interest in the related real estate property, has an effective rate of 5.75%, a 30 year amortization and a ten year term, maturing in March 2013
(f) During 2002 and 2001, the Company had an outstanding note payable for $1,975,000 to The Trust Company. This note bears interest at the prime lending rate (4.25% at December 31, 2002) and is secured by certain marketable securities. Said note was subsequently renewed on December 31, 2002 and extended to January 1, 2004. In addition, the Company also obtained a note payable for $2,600,000 in December 2001 to The Trust Company. This loan bore interest at the prime lending rate, matured in March 2002 and was secured by a certificate of deposit. The amount was paid in full in 2002. During December 2002, the Company obtained a note payable of $3,500,000 to the Trust Company. This loan bore interest at prime, matured in March 2003 and was paid in full. It was secured by a certificate of deposit in the same amount.
(g) In August 2001, the Company renewed an unsecured $2,000,000 revolving line of credit from The Trust Company. This loan bore interest at the prime lending rate and matured in August 2002. In August 2002, the line of credit was extended and matures in January 2004. In March 2003, the line was paid down by $500,000. In addition, the Company obtained an unsecured line of credit for $1,500,000 in December 2000, which bore interest at the prime lending rate and matured in March 2001. In March 2001, the line of credit was extended to October 2002. The amount was paid in full in March 2002.
(h) In June 2000, the Company obtained a revolving line of credit form the Provident Savings Bank for $2,600,000. This loan bore interest at the prime lending rate and matured in June 2001. In June 2001 the line of credit was extended, bearing interest at the prime lending rate of 4.75% at December 31, 2001 and matured in July 2002. During May 2002, the line was paid down by $500,000. In July 2002, the line of credit was extended, bearing interest at the prime lending rate of 4.25% at December 31, 2002 and matures in July 2003.
(i) In August 2002, the Company's Canadian subsidiary entered into a maximum $5,088,000 ($8,000,000 Canadian) revolving operating demand loan with the National Bank of Canada, (Bank). The loan bears interest at the Bank's prime lending rate plus .25%, 4.75% at December 31, 2002 and is paid monthly. The loan was obtained to fund the Company's capital requirements with respect to the drilling of 211 development wells in Canada. The loan provision requires the Company to repay the outstanding debt solely from available cash generated from its Canadian operations until the debt is paid in full. At December 31, 2002, the Company owed the Bank $895,000 ($1,400,000 Canadian) under the loan.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


4.       Mortgage Notes Receivable

         During June 2000, the Company acquired mortgage notes receivable secured by underlying property from The Trust Company for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. The mortgage notes receivable and subsequent advances are due 2007 and bear interest at 9.75%. The cost of the original mortgage note and the subsequent advance were partially funded by a $5,300,000 mortgage provided by The Trust Company (see
Note 3a). In connection with the mortgage note receivable the Company will earn a $2,500,000 financing fee. The fee is being recognized by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company has the right to receive proceeds from the sale of the underlying property. During the years 2002 and 2001, the Company received amortization and financing fees in the amount of $4,946,000 and $218,000, respectively, and paid down $3,709,000 and $164,000, respectively, of the related mortgage payable to The Trust Company.

5.       Loan Payable to Shareholders

         In 2001, a shareholder had loaned the Company $700,000, payable on demand at the prime lending rate. The Company repaid $200,000 to the shareholder in January 2002.

6.       Stock Options

         Under various stock option plans adopted prior to 1995, stock options to purchase an aggregate of 26,764 shares of common stock were outstanding to officers, key consultants and employees at December 31, 2001. All of the options expired in 2002, unexercised.

         In June 1995, the Company adopted two new stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively, are available for grant. No options were granted under either plan during 2001. At December 31, 2001, 3,090 and 82,100 options were outstanding under the Incentive Plan and Director Plan, respectively. In 2002, 41,200 options under the Director Plan expired unexercised.

         In 2002, 339,750 options were granted to all employees and consultants under the Incentive Plan. No options were granted under the Director Plan in 2002.

         The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
            Notes to Consolidated Financial Statements - (Continued)


         The following table summarizes stock option activity for 2002 and 2001-

                                                    2002                           2001                           2000
                                                    ----                           ----                           ----
                                                            Price                            Price                        Price
                                            Shares         Low-High        Shares          Low-High       Shares         Low-High
                                          ------------  ---------------  ------------     ------------  ------------  --------------
Options outstanding at beginning of year      111,954      $3.94-6.51       174,372        $1.00-6.51       199,745      $1.00-6.51
Options granted                               339,750            3.32             -                 -             -               -
Options exercised                                   -               -             -                 -             -               -
Options terminated and expired                (67,964)      5.53-6.51       (62,418)        5.09-9.51       (25,373)      3.87-5.53
                                          ------------  ---------------  ------------     ------------  ------------  --------------
Options outstanding at end of year            383,740      $3.32-6.12       111,954        $3.94-6.51       174,372      $1.00-6.51
                                          ============  ===============  ============     ============  ============  ==============

Options exercisable at end of year             40,990      $3.94-6.12       106,954        $3.94-6.51       160,162      $1.00-6.51
                                          ============  ===============  ============     ============  ============  ==============

7.       Income Taxes

         Provision (benefit) for income taxes consist of the following -

                                                                2002               2001                2000
                                                           ----------------  ------------------    ---------------
              Federal-
                  Current                                         $ 31,000           $  72,000          $ (164,000)
                  Deferred                                         262,000            (635,000)             84,000
                                                           ----------------  ------------------    ----------------
                                                                   293,000            (563,000)            (80,000)
                                                           ----------------  ------------------    ----------------

              Foreign-
                  Current                                         (501,000)            933,000             767,000
                  Deferred                                         500,000            (103,000)            (24,000)
                                                           ----------------  ------------------    ----------------
                                                                    (1,000)            830,000             743,000
                                                           ----------------  ------------------    ----------------
              State                                                 38,000             (60,000)            (10,000)
                                                           ----------------  ------------------    ----------------
                     Total                                        $330,000           $ 207,000           $ 653,000
                                                           ================  ==================    ================


         A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate is as follows-

                                                                        2002               2001                  2000
                                                                   ---------------   -----------------     ----------------
             Federal income tax provision at statutory rate             $ 478,000          $  224,000            $ 638,000
             State income tax net of Federal impact                        25,000             (40,000)              (7,000)
             Impact of foreign operations                                 (87,000)            119,000              109,000
             Dividend exclusion                                           (86,000)            (96,000)             (87,000)
                                                                   ---------------   -----------------     -----------------
                                                                         $330,000          $  207,000           $  653,000
                                                                   ===============   =================     =================

             Effective tax rate                                             23.5%                31.4%                34.8%
                                                                   ===============   =================     ================

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

         Significant components of deferred tax liabilities as of December 31, 2002 and 2001 were as follows-

                                                                                       2002                  2001
                                                                                  ----------------     -----------------
              Tax over book depreciation, depletion and amortization-
                  Oil and gas and real estate properties - U.S.                       $ 6,957,000            $6,940,000
                  Oil and gas properties - Canada                                       4,862,000             4,316,000
              Unrealized gain (loss) on marketable securities                             535,000               896,000
                                                                                  ----------------     -----------------
                   Net deferred tax liability                                          12,354,000            12,152,000
              Deferred tax liability reclassified to current                             (535,000)             (896,000)
                                                                                  ----------------     -----------------
                   Noncurrent deferred tax liability                                  $11,819,000           $11,256,000
                                                                                  ================     =================

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

         On and after the tenth day following such triggering events, each Right would entitle the holder (other than the Acquiring Person) to purchase $50 in market value of the Company's Common Stock for $25. In addition, if there is a business combination between the Company and an Acquiring Person, or in certain other circumstances, each Right (if not previously exercised) would entitle the holder (other than the Acquiring Person) to purchase $50 in market value of the common stock of the Acquiring Person for $25.

         As of December 31, 2002 and 2001, 7,809,834 and 7,880,888,
respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2002 and 2001, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

         The Company does not have significant lease commitments or post retirement benefits.

9.       Segment Information

         The Company conducts real estate operations throughout the United State. The Company also is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent.

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

Corporate

         The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open markets. Over the years, the Company has focused its resources in the oil and gas and real estate divisions.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

         The following segment data is presented based on the Company's internal management reporting system-

                                                                        2002                  2001                   2000
                                                                   ----------------     ------------------     -----------------
              Gross revenues
                  Oil and gas - United States                          $ 3,767,000            $ 4,796,000            $4,474,000
                  Oil and gas - Canada                                   1,962,000              3,738,000             3,401,000
                  Real estate                                           14,739,000             14,095,000            12,832,000
                                                                   ----------------     ------------------     -----------------
                                                                      $ 20,468,000            $22,629,000           $20,707,000
                                                                   ================     ==================     =================

              Income (loss) from operations-
                  Oil and gas - United States (a)                       $  718,000           $  (348,000)             $ 826,000
                  Oil and gas - Canada (a)                                 508,000              2,078,000             2,222,000
                  Real estate (a)                                        3,380,000              3,326,000             3,181,000
                  Corporate (a)                                         (1,282,000)              (334,000)             (356,000)
                                                                   ----------------     ------------------     -----------------
                                                                       $ 3,324,000            $ 4,722,000            $5,873,000
                                                                   ================     ==================     =================

              Depreciation, depletion and amortization -
                  Oil and gas - United States                           $  932,000            $ 1,969,000             $ 928,000
                  Oil and gas - Canada                                     484,000                925,000               192,000
                  Real estate                                            2,468,000              2,263,000             2,126,000
                  Corporate                                                      -                      -                18,000
                                                                   ----------------     ------------------     -----------------
                                                                       $ 3,884,000            $ 5,157,000            $3,264,000
                                                                   ================     ==================     =================

              Identifiable assets -
                  Oil and gas - United States                          $18,842,000            $14,993,000           $16,400,000
                  Oil and gas - Canada                                  17,497,000             13,758,000            14,964,000
                  Real estate                                           58,515,000             58,344,000            36,698,000
                  Corporate                                             13,066,000             20,808,000            30,479,000
                                                                   ----------------     ------------------     -----------------
                                                                      $107,920,000           $107,903,000           $98,541,000
                                                                   ================     ==================     =================

              Capital expenditures-
                  Oil and gas - United States                           $  881,000             $  980,000             $ 864,000
                  Oil and gas - Canada                                   3,807,000                948,000               921,000
                  Real estate                                            2,668,000             10,140,000             2,186,000
                  Corporate                                                172,000                112,000                27,000
                                                                   ----------------     ------------------     -----------------
                                                                       $ 7,528,000            $12,180,000            $3,998,000
                                                                   ================     ==================     =================


(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

10.      Geographic Information

         The following is a description by geographic location-

                                                                        2002                  2001                   2000
                                                                   ----------------     ------------------     -----------------
              Gross revenues -
                  United States                                        $18,506,000            $18,891,000           $17,306,000
                  Canada                                                 1,962,000              3,738,000             3,401,000
                                                                   ----------------     ------------------     -----------------
                                                                       $20,468,000            $22,629,000           $20,707,000
                                                                   ================     ==================     =================

              Income (loss) from operations -
                  United States                                        $ 2,816,000            $ 2,644,000            $3,651,000
                  Canada                                                   508,000              2,078,000             2,222,000
                                                                   ----------------     ------------------     -----------------
                                                                       $ 3,324,000            $ 4,722,000            $5,873,000
                                                                   ================     ==================     =================

              Depreciation, depletion and amortization
                  United States                                        $ 3,400,000            $ 4,232,000            $3,072,000
                  Canada                                                   484,000                925,000               192,000
                                                                   ----------------     ------------------     -----------------
                                                                       $ 3,884,000            $ 5,157,000            $3,264,000
                                                                   ================     ==================     =================

              Identifiable assets-
                  United States                                        $90,423,000            $94,145,000           $83,577,000
                  Canada                                                17,497,000             13,758,000            14,964,000
                                                                   ----------------     ------------------     -----------------
                                                                      $107,920,000           $107,903,000           $98,541,000
                                                                   ================     ==================     =================

              Capital expenditures
                  United States                                        $ 3,721,000            $11,232,000            $3,077,000
                  Canada                                                 3,807,000                948,000               921,000
                                                                   ----------------     ------------------     -----------------
                                                                       $ 7,528,000            $12,180,000            $3,998,000
                                                                   ================     ==================     =================


11.      Oil and Gas Producing Activities

         The following data represents the Company's oil and gas producing activities for 2002 and 2001-

                                                                                              2002                   2001
                                                                                        ------------------     ------------------
              Capitalized costs (all being amortized)-
                  Productive and nonproductive properties                                    $136,429,000           $130,891,000
                  Unevaluated properties                                                        4,814,000              5,464,000
                                                                                        ------------------     ------------------
                       Total capitalized costs being amortized                                141,243,000            136,355,000
              Less-Accumulated depreciation, depletion and amortization                       110,031,000            108,708,000
                                                                                        ------------------     ------------------
                       Net capitalized costs                                                 $ 31,212,000           $ 27,647,000
                                                                                        ==================     ==================

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

         The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-

                                                     United States                                      Canada
                                                     -------------                                      -------

                                          2002           2001            2000            2002           2001            2000
                                       ----------     ----------      ----------      ----------     ----------      ----------
Acquisition of unproved
    Properties                         $   40,000     $  102,000      $  194,000      $        -     $   91,000      $   83,000
Exploration                               525,000        554,000         148,000         158,000        113,000         325,000
Development                               316,000        681,000         549,000       3,649,000        995,000         206,000
                                       ----------     ----------      ----------      ----------     ----------      ----------
Total costs incurred                   $  881,000     $1,337,000      $  891,000      $3,807,000     $1,199,000      $  614,000
                                       ==========     ==========      ==========      ==========     ==========      ==========

Revenues from oil and gas
    producing activities               $3,767,000     $4,796,000      $4,474,000      $1,962,000     $3,738,000      $3,401,000
                                       ----------     ----------      ----------      ----------     ----------      ----------
Production costs                        1,698,000      1,905,000       1,754,000         600,000        651,000         470,000
Technical support and other               419,000      1,270,000         948,000         370,000         84,000         517,000
Depreciation, depletion
     and amortization                     932,000      1,969,000         946,000         484,000        925,000         192,000
                                       ----------     ----------      ----------      ----------     ----------      ----------
Total expenses                          3,049,000      5,144,000       3,648,000       1,454,000      1,660,000       1,179,000
                                       ----------     ----------      ----------      ----------     ----------      ----------
Pretax income (loss) from
      oil and gas producing
      Activities                          718,000       (348,000)        826,000         508,000      2,078,000       2,222,000
Income tax (provision) benefit           (244,000)       118,000        (280,000)       (215,000)      (830,000)       (743,000)
                                       ----------     ----------      ----------      ----------     ----------      ----------
Results of oil and gas
       producing activities            $  474,000     $ (230,000)     $  546,000      $  293,000     $1,248,000      $1,479,000
                                       ==========     ==========      ==========      ==========     ==========      ==========

SUBSEQUENT EVENTS

         On February 13, 2003 the Company's former Chairman and President who had been serving as its Senior Consultant passed away. The Company was the beneficiary of $1 million of life insurance on his life, the proceeds of which have not yet been received. Upon receipt, the Company intends to repay his estate the $500,000 balance on monies he previously lent the Company.

                         Wilshire Oil Company of Texas
             Schedule III-Real Estate And Accumulated Depreciation
                               December 31, 2002

                             (Dollars in thousands)

                                                              Column D            Column E
                                                        Cost Capitalized      Gross Amount At
                                        Column C          Subsequent To     Which Carried as of
Column A               Column B       Initial Cost        Acquisition        December 31, 2002      Column F   Column H   Column I
--------               --------     ----------------   ----------------  -----------------------  -----------  --------   --------
                                                                                                                         Life on
                                                                                                                          Which
                                          Building &         Building &          Building &        Accumulated         Depreciation
                                            Improve-  Land   Improve-    Land    Improve-   Total   Deprecia-   Date        is
Description            Encumbrances  Land    ments            ments               ments              tion      Acquired  Computed
----------------------------------------------------------------------------------------------------------------------------------
Arizona
378 unit garden
  apt complex             $ 8,459    $600   $4,050  $    -    $2,687     $ 600   $ 6,737   $ 7,337   $ 2,381      1992   Various
340 unit garden
  apt complex               8,212     800    5,600       -     2,427       800     8,027     8,827     2,911      1992   Various
53,000 sq. ft.
  Office bldg               4,031     316    2,384     (3)     1,327       313     3,711     4,024     1,438      1992   Various

Texas
228 unit apt complex        3,329     625    3,015     (5)     1,890       620     4,905     5,525     1,891      1992   Various
180 unit apt complex        4,205     805    4,450       -       362       805     4,812     5,617       237      2001   Various

New Jersey
135 unit apt complex        2,316     360    2,640       -     1,076       360     3,716     4,076     1,163      1993   Various
132 unit apt complex        4,085     480    3,541       -       306       480     3,847     4,327       781      1997   Various
Hotel & Banquet Facility    3,202   2,600    1,031     457       960     3,057     1,991     5,048       305      1997   Various

Other residential          11,235   2,835    9,904     562     4,278     4,235    17,726    21,961     4,397    Various  Various

Other office/retail         1,894     838    3,544     474     1,817     1,312     5,361     6,673     1,379    Various  Various

Land held for
  development               2,846   4,513        -      70         -     4,583         -     4,583         -    Various
                          ------- -------  -------  ------  --------   -------   -------   -------   --------
                          $50,968 $10,259  $40,159  $1,011   $15,313   $11,270   $55,472   $66,742   $15,504
                          ======= =======  =======  ======  ========   =======   =======   =======   ========

                         Wilshire Oil Company of Texas
             Schedule III-Real Estate And Accumulated Depreciation
                               December 31, 2002
                             (Dollars in thousands)

         The changes in real estate for the three years ended December 31, 2002, are as follows:


                                        2002           2001           2000
                                       -------        -------        -------
Balance at beginning of year            69,161         61,402         59,602
Property acquisitions                       --          8,199             --
Improvements                             2,679          1,942          2,205
Retirements/disposals                     (485)        (2,382)          (405)
                                       -------        -------        -------
Balance at end of year                  71,355         69,161         61,402
                                       =======        =======        =======

         The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2002 was approximately $70,264.

         The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2002, are as follows:

                                        2002           2001           2000
                                       -------        -------        -------
Balance at beginning of year            13,108         11,122          9,060
Depreciation for year                    2,410          2,126          2,080
Retirements/disposals                      (14)          (140)           (18)
                                       -------        -------        -------
Balance at end of year                  15,504         13,108         11,122
                                       =======        =======        =======

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III
                                    --------

ITEM 10.
-------

DIRECTORS OF THE REGISTRANT
---------------------------

         The Company's Restated Certificate of Incorporation and By-Laws provide for a seven member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class II expires at the 2003 annual Meeting, Class III at the next succeeding annual Meeting and Class I at the following succeeding Annual Meeting.

         The information provided below with respect to present directors includes (1) name, (2) class, (3) principal occupation, business experience during the past five years, and age, (4) the year in which he or she because a director and (5) number and percentage of shares of Common Stock of the Company beneficially owned. This information has been furnished by the directors.

                                                                                                             Shares of
                                                                                                            Common Stock
                                                                                            Year            Beneficially
                                                                                           Became             Owned on
                                                                                          Director         March 14, 2003
                                                    Principal Occupation                   of the          and Percentage
Name                           Class                     and Age (a)                      Company           of Class (b)
----------------------------  --------  ----------------------------------------------  -------------  -----------------------
Miles Berger                     I      Chairman of Berger Organization                     2002                            0
                                        Real Estate Management
                                        And Development Company
                                        Newark, NJ     Age  50

Milton Donnenberg               II      Formerly President, Milton Donnenberg               1981                    22,460(c)
                                        Assoc., Realty Management,                                                    (0.28%)
                                        Carlstadt, NJ Age 80

S. Wilzig Izak                  II      Chairman of the Board since                         1987                       72,798
                                        September 20, 1990; Chief Executive                                           (1.29%)
                                        Officer since May 1991; Executive Vice
                                        President (1987-1990); prior thereto,
                                        Senior Vice President. Age 44

Eric J. Schmertz, Esq.           I      Of Counsel to the Dweck law firm;                   1983                    23,218(c)
                                        Distinguished Professor Ermeritus                                             (0.29%)
                                        and formerly Dean, Hofstra University
                                        School of Law, Hempstead, NY. Age 77

Ernest Wachtel                  III     President, Ellmax Corp., Builders and               1970                  98,491 ( c)
                                        Realty Investors, Elizabeth, NJ Age 78                                        (1.24%)

W. Martin Willschick            III     Manager, Treasury Services, City of                 1997                    9,062 (d)
                                        Toronto, Canada. Age 51                                                       (0.09%)
                                        Mr. Willschick is Ms. Izak's cousin

(a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.
(b) The shares of the Company's Common Stock are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.
(c) Includes 10,300 shares of stock that could be obtained by each of these Outside Directors on the exercise of options exercisable within 60 days of March 14, 2003.

(d) Includes 7,000 shares of stock that could be obtained by W. Martin Willschick on the exercise of options exercisable within 60 days of March 14, 2003.

At March 14, 2003, all current directors and current executive officers as a group (seven persons) beneficially owned equity securities as follows:

                                          Amount
                                       Beneficially
     Title of Class                       Owned                Percent of Class
     --------------                       -----                ----------------
     Common Stock.................       226,029*                    2.9%

     * Includes 37,900 shares subject to options exercisable within 60 days of March 14, 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

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

Executive Officers of Registrant

Name                             Age         Position with Registrant
----                             ---         ------------------------
S. Wilzig Izak                   44          Chairman of the Board,
                                             Chief Executive Officer

Philip G. Kupperman              56          President, Chief Operating Officer
                                             and Chief Financial Officer

SECTION 16(a) REPORTING

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and 10% shareholders to file with the Securities and Exchange Commission certain reports regarding such person' ownership of the Company's securities. The Company is not aware of any delinquent filings in 2001.

         Mr. Siggi B. Wilzig may have failed to file beneficial ownership reports with respect to a significant, but presently underdetermined, number of personal transactions involving the Company's common stock. These transactions are under review by the Company.

EQUITY COMPENSATION PLAN INFORMATION
------------------------------------

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our 1995 Stock Option and Incentive Plan and our 1995 Non-Employee Director Stock Option Plan, as of December 31, 2002. These plans were our only equity compensation plans in existence as of December 31, 2002.

                                                                                                       ( c )
                                                                                                Number of Securities
                                          (a)                                                 Remaining Available For
                                   Number of Securities                 (b)                     Future Issuance Under
                                   To Be Issued Upon              Weighted-Average              Equity Compensation
                                      Exercise of                Exercise Price of                Plans (Excluding
                                  Outstanding Options,          Outstanding Options           Securities Reflected In
Plan Category                     Warrants and Rights           Warrants and Rights                  Column (a)
---------------------------     -------------------------     -------------------------     -----------------------------
Equity Compensation
Plans Approved by
Shareholders...........                  383,740                       $3.60
                                                                                                        516,260

Equity Compensation
Plans Not Approved
by Shareholders......                          0                                                              0
                                ----------------                                                 --------------
TOTAL                                    383,740                                                        516,260
                                ================                                                 ==============


ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth, for the years ended December 31, 2000, 2001 and 2002, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the executive officers of the Company (the "Named Officers"), for services rendered in all capacities during such period.

                                                              Annual Compensation
         Name and Current                          -------------------------------------         All Other
         Principal Position              Year      Salary       Bonus      Other(a)           Compensation(b)
         -----------------------------  ------     ----------   --------   -------------    --------------------
         S. Wilzig Izak                  2002       $145,000          -               -                 $ 2,306
             Chairman and CEO            2001       $140,000          -               -
                                                                                                   $ 286
                                         2000       $140,000          -               -                  $  272

         Philip G. Kupperman ( c)        2002       $125,000          -               -                 $35,393
             President, COO and          2001            N/A        N/A             N/A                     N/A
             CFO                         2000            N/A        N/A             N/A                     N/A

(a) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles or automobile allowances) in excess of the lesser of $50,000 or 10% of such individual's salary and bonus.
(b) The amounts include the Company's contribution to the employees Individual Retirement Account and the dollar value of life insurance premiums paid.
(c) Mr. Kupperman joined the Company as an employee July 1, 2002. All Other Compensation includes $33,000 received as a consultant prior to joining the Company.

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

         In 2002, the Company granted 339,750 stock options pursuant to the 1995 Stock Option and Incentive Plan to its employees and consultants. No options were granted under the 1995 Non-Employee Director Stock Option Plan in 2002.

         During 2002, 67,964 options expired unexercised (26,764 under the 1995 Stock Option and Incentive Plan and 41, 200 under the 1995 Non-Employee Director Stock Option Plan).

         The following table provides information on option grants, option exercises, options expired and the number of shares covered by both exercisable and nonexercisable stock options held by the Named Officers at December 31, 2002. Also reported are the values for "in-the-money" options, which represent the positive spread between the exercise price of an existing option and $3.46, the closing sales price of the Company's Common Stock on the American Stock Exchange on December 31, 2002.

                                                                                         Number of
                                                                                        securities           Value of
                                                                                        underlying         unexercised
                                                                                        unexercised        in-the-money
                                                                                        options at          options at
                                                           Shares                        year end            year end
                             Number of  Securities        Acquired                  ------------------    -------------
                             Underlying  Options             On         Value          exercisable/        exercisable/
                              Granted     Expired         Exercise     Received        unexercisable       unexercisable
                            ------------ -----------     -----------  -----------    ------------------    -------------

S. Wilzig Izak                   50,000      16,390               0            0          0/50,000           $0/$12,000


Philip G. Kupperman             250,000           0               0            0         0/250,000           $0/$60,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding common Stock as of year end.

Name and Address                                      Amount and Nature of               Percent
Of Beneficial Owner                                   Beneficial Ownership              of Class
-------------------                                   --------------------              --------
   Siggi B. Wilzig.........................                 1,660,792(1)                 21.27%
   921 Bergen Avenue
   Jersey City, New Jersey 07306

  Dimensional Fund Advisors, Inc...........                   730,085(2)                  9.35%
  1299 Ocean Avenue, Suite 650
   Santa Monica, CA 90101

(1) Mr. Wilzig, former Chairman and President of the Company, served as the Senior Consultant to the Company at a remuneration of $135,000 per year. His duties included financial and personnel matters, purchases and sales and other transactions with respect to the Company's assets. On January 7, 2003, Mr. Wilzig passed away.

         On February 13, 2003 the Company filed Form 8-K with the SEC and a press release announcing that it has been determined that Mr. Wilzig owned a larger interest in the Company than had been previously reported. It is now estimated that Mr. Wilzig had a beneficial ownership of 21.27% of Wilshire. Mr. Wilzig's last reported ownership indicated that he owned 9.70% of the Company. The change in percentage ownership in Wilshire by Mr. Wilzig has no effect on the Company's financial statements.

(2) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 2002, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 730,085 shares of Common Stock, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, Investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc, serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         On February 28, 2003 the Company consummated refinance arrangements with Merrill Lynch whereby approximately $26.3 million of existing mortgages at an average effective interest rate of 7.49% were replaced by $31.5 million at an effective interest rate of 5.75% for the next ten years. Approximately $3.6 million of the excess refinancing proceeds was used to pay down existing mortgages at The Trust Company. On March 1, 2003 the balance of the mortgage loans with The Trust Company of $20.6 million at an average effective rate of 7.53% were modified to reflect an effective interest rate of 6.375% for the first five years of the new ten year term. See long term debt footnote (3) for further disclosure.

         Siggi B. Wilzig, whose shareholdings of the Company are described in
Item 12 of Form 10K was an officer, director and significant shareholder of The Trust Company. On January 7, 2003, Mr. Wilzig passed away.

ITEM 14. CONTROLS AND PROCEDURES


         Within the 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporations' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon the evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weakness.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibits
Number   Description

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

10.70 Environmental Indemnity Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.71 Promissory Note given by Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.72 Indemnity and Guaranty Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.73 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.74 Promissory Note given by Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.

10.75 Environmental Indemnity Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.

10.76 Indemnity and Guaranty Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.

10.77 Multifamily Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.

10.78 Promissory Note given by Sunrise Ridge, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.79 Environmental Indemnity Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.80 Indemnity and Guaranty Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.81 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.82 Promissory Note given by Van Buren, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.83 Environmental Indemnity Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.84 Indemnity and Guaranty Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.85 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Van Buren, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.86 Promissory Note given by Wellington Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.87 Environmental Indemnity Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.88 Indemnity and Guaranty Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.89 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Wellington Apartments, L.L.C., a subsidiary of Wilshire Oil Company of Texas, and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.

10.90 The Company agrees to furnish to the Commission upon request any other agreements with respect to long term debt.

11.      Computation of Earnings Per Share

21.      List of significant subsidiaries of the Registrant

23.      Consent of Ernst & Young, LLP

99.1 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3     Letter to Commission Pursuant to Temporary Note 3T



15(b)    Reports on Form 8

         There were no Form 8-K filings by the Company during the fourth quarter of 2002. However, the Company filed Form 8-K on February 14, 2003 which announced revised ownership by a former consultant.

                              S I G N A T U R E S


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

March 31, 2003

                            WILSHIRE OIL COMPANY OF TEXAS
                            -----------------------------
                                     (Registrant)


                            Directors:

                                      By: /s/ Miles Berger
                                          --------------------------
                                              Miles Berger


                                      By: /s/ Milton Donnenberg
                                          --------------------------
                                              Milton Donnenberg


                                      By: /s/ S. Wilzig Izak
                                         --------------------
                                              S. Wilzig Izak


                                      By: /s/ Eric J. Schmertz, Esq.
                                        ---------------------------
                                              Eric J. Schmertz, Esq.


                                      By: /s/ Ernest Wachtel
                                          --------------------------
                                              Ernest Wachtel


                                      By: /s/ Martin Willschick
                                          --------------------------
                                              Martin Willschick

                            Officers:


                                      By: /s/ S. Wilzig Izak
                                          --------------------------
                                              S. Wilzig Izak
                                              Chairman of the Board and Chief
                                              Executive Officer



                                      By: /s/ Philip G. Kupperman
                                          --------------------------
                                              Philip G. Kupperman
                                              President, Chief Operating Officer
                                              And Chief Financial Officer

I, S. Wilzig Izak, certify that:

1. I have reviewed this annual report on Form 10-K of Wilshire Oil Company of Texas;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ S. Wilzig Izak
-----------------------
S. Wilzig Izak
President and Chief Executive Officer

I, Philip Kupperman, certify that:

1. I have reviewed this annual report on Form 10-K of Wilshire Oil Company of Texas;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Philip Kupperman
-----------------------
Philip Kupperman
Chief Financial Officer