Form 10-Q
period 2003-03-31
WILSHIRE OIL CO OF TEXAS
filed 2003-05-14
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended      March 31, 2003             Commission file
                             ------------------------------
number 1-467

                          WILSHIRE OIL COMPANY OF TEXAS
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                             84-0513668
-------------------------------------------------------------------------------
(State or other jurisdiction of                                   (IRS Employer
 incorporation or organization)                             Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                          07306-4204
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (201) 420-2796
-------------------------------------------------------------------------------


                                   NO CHANGE
-------------------------------------------------------------------------------
      Former name, former address and former fiscal year, if changed since last report.


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2003.


                    Common Stock $1 Par Value -----7,809,834

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                    Yes      No  x
                                        ---     ---

                          WILSHIRE OIL COMPANY OF TEXAS
                                      INDEX


                                                                       Page No.
                                                                       --------
Part I 1. Financial Information



          Financial Information:                                             1
          Condensed Consolidated Balance Sheets -
          March 31, 2003 (Unaudited) and December 31, 2002


          Unaudited Condensed Consolidated Statements of Income -            2
          Three months ended March 31, 2003 and 2002


          Unaudited Condensed Consolidated Statement of Cash Flows -         3
          Three months ended March 31, 2003 and 2002


          Notes to Unaudited Condensed Consolidated Financial Statements     4


       2. Management's Discussion and Analysis                               9
          of Financial Condition and Results of Operations


       3. Quantitative and Qualitative Disclosure
          About Market Risk


       4. Controls and Procedures



Part II   Other Information                                                 15


       6. Exhibits and Reports on Form 8-K

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                           March 31,       December 31,
                                                                                             2003             2002
                                                                                         (Unaudited)
                                                                                        -------------     -------------
                                       ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                           $   2,541,000     $   4,164,000
     Marketable securities, available-for-sale, at fair value                               9,696,000         9,860,000
     Accounts receivable net of allowance of $59,000 and $77,000 in 2003
     and 2002, respectively                                                                 1,985,000         1,094,000
     Income taxes receivable                                                                1,703,000           626,000
     Prepaid expenses and other current assets                                              2,485,000         1,677,000
                                                                                        -------------     -------------
         Total current assets                                                              18,410,000        17,421,000
                                                                                        -------------     -------------
NONCURRENT ASSETS
     Mortgage notes receivable                                                              2,884,000         3,035,000
     Other noncurrent                                                                         375,000           375,000
PROPERTY AND EQUIPMENT
      Oil and gas properties, using the full cost method of accounting                    144,876,000       141,243,000
      Real estate properties                                                               72,001,000        71,355,000
      Other property and equipment                                                            366,000           366,000
                                                                                        -------------     -------------
                                                                                          217,243,000       212,964,000
      Less-Accumulated depreciation, depletion and amortization                           127,964,000       125,875,000
                                                                                        -------------     -------------
                                                                                           89,279,000        87,089,000
                                                                                        -------------     -------------
TOTAL ASSETS                                                                            $ 110,948,000     $ 107,920,000
                                                                                        =============     =============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                  $  10,311,000     $   7,314,000
     Loan payable to shareholder                                                              500,000           500,000
     Accounts payable                                                                       2,012,000         3,033,000
     Income taxes payable                                                                           -            35,000
     Deferred income taxes                                                                    695,000           535,000
     Accrued liabilities                                                                      178,000           119,000
                                                                                        -------------     -------------
              Total current liabilities                                                    13,696,000        11,536,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion                                                  56,498,000        58,392,000
     Deferred income taxes                                                                 13,362,000        12,051,000
     Deferred income                                                                        1,397,000         1,627,000
     Other Long-term liabilities                                                                    -            75,000
                                                                                        -------------     -------------
              Total liabilities                                                            84,953,000        83,681,000
                                                                                        -------------     -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2003 and 2002
                                                                                                    -                 -
    Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2003 and 2002                                               10,014,000        10,014,000
    Capital in excess of par value                                                          9,029,000         9,029,000
    Treasury stock,  2,203,710 shares at March 31, 2003 and
            December 31,2002 respectively, at cost                                        (10,355,000)      (10,355,000)
    Retained earnings                                                                      19,762,000        18,640,000
    Accumulated other comprehensive loss                                                   (2,455,000)       (3,089,000)
                                                                                        -------------     -------------
              Total shareholders' equity                                                   25,995,000        24,239,000
                                                                                        -------------     -------------
TOTAL LIABILITIES  AND  SHAREHOLDERS' EQUITY                                            $ 110,948,000     $ 107,920,000
                                                                                        =============     =============


   The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2003, and 2002



                                                                                   March 31,       March 31,
                                                                                     2003            2002
                                                                                 -----------      -----------
REVENUES
   Oil and gas                                                                   $ 2,513,000      $ 1,248,000
    Real estate                                                                    3,637,000        3,769,000
                                                                                 -----------      -----------
       Total revenues                                                              6,150,000        5,017,000
                                                                                 -----------      -----------
COST AND EXPENSES
    Oil and gas production expenses                                                  687,000          457,000
     Real estate operating expenses                                                2,286,000        2,107,000
     Depreciation and amortization                                                   899,000          562,000
     Depreciation, depletion and amortization of oil and gas properties              645,000          424,000
     General and administrative                                                      561,000          461,000
                                                                                 -----------      -----------
          Total costs and expenses                                                 5,078,000        4,011,000
                                                                                 -----------      -----------
INCOME FROM OPERATIONS                                                             1,072,000        1,006,000
OTHER INCOME
    Dividend and interest income                                                     245,000          166,000
    Gain on sale of securities                                                       261,000          615,000
    Insurance proceeds                                                             1,000,000                -
    Other Income                                                                     126,000                -


INTEREST EXPENSE                                                                  (1,627,000)      (1,135,000)
                                                                                 -----------      -----------
            Income before provision for income taxes                               1,077,000          652,000
PROVISION FOR INCOME TAXES  (BENEFIT)                                                (45,000)         202,000
                                                                                 -----------      -----------
             NET INCOME                                                          $ 1,122,000      $   450,000
                                                                                 ===========      ===========
Basic earnings per share                                                         $      0.14      $      0.06
                                                                                 ===========      ===========
Diluted earnings per share                                                       $      0.14      $      0.06
                                                                                 ===========      ===========



Net income for the first quarter in 2002 as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction resulted in an adjustment to net income for the first quarter from $290,000 as originally reported, to $450,000, as reflected above. Such change adjusted net income per share from $0.04 to $0.06.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                 WILSHIRE OIL COMPANY OF TEXAS AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Three Months Ended
                                                                               ------------------------------
                                                                                 March 31,         March 31,
                                                                                   2003              2002
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                  $  1,122,000      $    450,000
    Adjustments to reconcile net income to net cash
       provided by operating activities -
         Depreciation, depletion and amortization                                 1,544,000           986,000
         Deferred income tax (benefits) provision                                 1,311,000         1,429,000
         Deferred income                                                           (230,000)                -
          Gain on sales of marketable securities                                   (261,000)
                                                                                                     (615,000)
          Changes in operating assets and liabilities -
               Increase in accounts receivable                                     (891,000)       (1,703,000)
               Increase in income taxes receivable                               (1,077,000)                -
               Increase (decrease) in prepaid expenses and other
                  current assets                                                   (410,000)          933,000
                Increase in other liabilities                                       470,000
                Decrease in accounts payable, accrued
                   liabilities and taxes payable                                   (997,000)         (930,000)
                                                                               ------------      ------------
                   Net cash provided by operating activities                        581,000           550,000
                                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                         (4,279,000)         (675,000)
    Purchases of marketable securities                                                    -          (537,000)
    Proceeds from sales and redemptions of marketable  securities                   781,000         1,453,000
    Proceeds on mortgage notes receivable                                           151,000         1,396,000
                                                                               ------------      ------------
                   Net cash provided by (used in)  investing
                      activities                                                 (3,347,000)        1,637,000
                                                                               ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                              35,471,000         4,080,000
     Principal payments of long-term debt                                       (34,368,000)       (7,896,000)
     Purchase of treasury stock                                                           -           (19,000)
     Loan payable to shareholder                                                          -           (50,000)
     Financing Costs                                                               (398,000)                -
                                                                               ------------      ------------
                   Net cash provided by (used in) financing
                      activities                                                    705,000        (3,885,000)
                                                                               ------------      ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                             438,000           (71,000)
                                                                               ------------      ------------
     Net increase (decrease) in cash and cash equivalents                        (1,623,000)
                                                                                                   (1,769,000)
CASH AND CASH EQUIVALENTS, beginning of year                                      4,164,000         4,984,000
                                                                               ------------      ------------
CASH AND CASH EQUIVALENTS,  end of year                                        $  2,541,000      $  3,215,000
                                                                               ============      ============
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS
   OF CASH FLOWS:
    Cash paid during the year for -
       Interest                                                                $  1,744,000      $  1,135,000
                                                                               ============      ============
       Income taxes, net                                                       $    160,000      $     62,000
                                                                               ============      ============


   The accompanying notes to consolidated financial statements are an integral part of these financial statements

                          WILSHIRE OIL COMPANY OF TEXAS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003

1.           FINANCIAL STATEMENTS

            The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. This condensed financial information reflects, in the opinion of management, all adjustments necessary to present fairly the results for the interim periods. In connection with the preparation of the interim financial statements, the Company estimates oil and gas operations for the month of March based on prior months actual results and specific significant transactions which may have occurred during the month. In the opinion of management these estimated results approximate actual. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

            Net income for the first quarter in 2002 as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction, which was made on Form 10-K when filed for 2002, resulted in an adjustment to net income for the first quarter from $290,000 as originally reported, to $450,000, as reflected above. Such change adjusted net income per share from $0.04 to $0.06.

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

            In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1,
            2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement did not have any impact on our results of operations or financial position.

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

            The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have any impact on our results of operations or financial position.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which provides guidance on how to transition from the intrinsic method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123 for the fair value method of accounting, if a company so elects. The Company does not plan to adopt the fair-value method of Accounting for stock based employee compensation.

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

2.          SEGMENT INFORMATION


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

The following segment data is presented based on the Company's internal management reporting system-


                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                  ------------------------------------
                                                                       2003                 2002
                                                                   (Unaudited)          (Unaudited)
                                                                  -------------        ---------------
Revenues
  Oil and gas - United States                                     $   1,253,000        $     728,000
  Oil and gas - Canada                                                1,260,000              520,000
  Real estate                                                         3,637,000            3,769,000
                                                                  -------------        -------------
                                                                  $   6,150,000        $   5,017,000
                                                                  -------------        -------------

Income (loss) from operations and reconciliation
to income before provision for income taxes
  Oil and gas - United States (a)                                 $     139,000        $    (413,000)
  Oil and gas - Canada (a)                                              555,000              317,000
  Real estate (a)                                                       452,000            1,100,000
  Corporate                                                             (74,000)               2,000
                                                                  -------------        -------------
      Income from operations                                          1,072,000            1,006,000
Other income                                                          1,632,000              781,000
Interest expense                                                     (1,627,000)          (1,135,000)
                                                                  -------------        -------------
Income from operations before provision for income taxes          $   1,077,000        $     652,000
                                                                  -------------        -------------

Identifiable assets
  Oil and gas - United States                                     $  14,418,000        $  14,110,000
  Oil and gas - Canada                                               20,041,000           13,529,000
   Real estate                                                       59,482,000           58,671,000
   Corporate                                                         17,007,000           20,721,000
                                                                  -------------        -------------
                                                                  $ 110,948,000        $ 107,031,000
                                                                  -------------        -------------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

3.       COMPREHENSIVE INCOME

         Comprehensive income for the three months ended March 31, 2003 and 2002 is as follows:


                                                                        2003             2002
                                                                    (Unaudited)       (Unaudited)
                                                                    ----------        ----------
Net income                                                          $1,122,000        $  450,000
                                                                    ----------        ----------
Other comprehensive income (loss), net of taxes
  Foreign currency translation adjustments                             438,000          (242,000)
  Change in unrealized (loss) gain on marketable securities            196,000           216,000
                                                                    ----------        ----------
         Other comprehensive (loss) income                             634,000           (26,000)
                                                                    ----------        ----------

Comprehensive income                                                $1,756,000        $  424,000
                                                                    ==========        ==========



         Changes in the components of Accumulated Other Comprehensive Income
         (Loss) for the year 2002 and for the Three months ended March 31, 2003 are as follows-


                                                         Unrealized Gains          Cumulative         Accumulated
                                                           (Losses) on          Foreign Currency         Other
                                                        Available-for Sale         Translation       Comprehensive
                                                            Securities             Adjustment        Income (Loss)
                                                       --------------------     -----------------  -----------------
BALANCE,  December 31, 2001                               $ 1,095,000)            $(3,830,000)        $(2,735,000)
      Change for the year 2002                               (442,000)                 88,000            (354,000)
                                                          -----------             -----------         -----------
BALANCE,  December 31, 2002                                   653,000              (3,742,000)         (3,089,000)
       Change for the three months                            196,000                 438,000             634,000
                                                          -----------             -----------         -----------
BALANCE,  March 31, 2003 (unaudited)                      $   849,000             $(3,304,000)        $(2,455,000)
                                                          ===========             ===========         ===========



4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share-


                                                                         Three Months Ended March 31
                                                                        -----------------------------
                                                                            2003             2002
                                                                        (Unaudited)       (Unaudited)
                                                                        ----------        -----------
           Numerator-
             Net income                                                 $1,122,000        $  450,000
                                                                        ==========        ==========

           Denominator-
             Weighted average common shares
                     outstanding - Basic                                 7,809,834         7,875,888

           Incremental shares from assumed
                      conversions of stock options                          37,461                 -
                                                                        ----------        ----------

           Weighted average common shares
                       outstanding - Diluted                             7,847,295         7,875,888
                                                                        ==========        ==========


           Basic earnings per share                                     $     0.14        $     0.06

           Diluted earnings per share                                   $     0.14        $     0.06


5        OTHER INCOME

         Other income for 2003 includes $1,000,000 received as the beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are nontaxable to the Company.
                                        7

6.       INTEREST EXPENSE

         Interest expense increased to $1,627,000 in 2003 from $1,135,000 in 2002. As of March 1, 2003 the Company was able to refinance and modify the majority of its mortgage notes payable reducing its overall effective interest rate from 7.36% to 6.22% and extending its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.

         The current period's interest expense includes a one time prepayment penalty of $492,000 to secure the new financing arrangements.


7.       COMMITMENTS AND CONTINGENCIES

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

         As of March 31, 2003 and 2002, 7,809,834 and 7,880,888, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of March 31, 2003 and 2002, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

         The Company does not have significant lease commitments or post retirement benefits.


8.       INCOME TAXES

         The Company received a benefit as a result of receiving $1,000,000 in life insurance proceeds in the first quarter of 2003 that is not taxable income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net income for the three months ended March 31, 2003 was $1,122,000 compared to $450,000 for the same period in 2002. Income from operations increased to $1,072,000 in 2003 from $1,006,000 in 2002. The improvement in operating income is a result of an increase in the average price of gas and oil and gas production offset by a slight decrease in real estate revenue and an increase in real estate operating expenses and amortization expense mainly due to one-time charge resulting from our successful refinancing efforts.

         For the quarter ended March 31, oil and gas revenues increased from $1,248,000 in 2002 to $2,513,000 in 2003. This increase is attributable in part to an increase in the average prices received for oil and gas produced as well as a substantial increase in gas production. Average prices received for a barrel of oil increased to $29.72 for the quarter ended in 2003 as compared to $16.94 for the same period in 2002. Average prices received for gas increased to $4.07 per MCF in 2003 as compared to $1.88 per MCF in 2002. The balance of the increase in oil and gas revenue is attributable to the favorable production results from the Company's investment in late 2002 in Medicine Hat Field in Alberta Canada. The additional 211 development wells were operational for the full quarter and resulted in the Company's Canadian production increasing from 164,000 MCFs in 2002 to 272,000 MCFs in 2003.

         Oil and gas production expense increased in the first quarter of 2003 to $687,000 from $457,000 due to increased production. Depreciation, depletion and amortization also increased as a result of increased production to $645,000 in 2003 from $424,000 in 2002.

         General and administrative expenses increased in the first quarter of 2003 compared to 2002 from $461,000 to $561,000 due to higher legal, accounting, salary and liability insurance expenses.

         Real estate revenue declined slightly in the first quarter from $3,769,000 in 2002 to $3,637,000 in 2003.

         Real estate operating expenses increased to $2,286,000 in the first quarter of 2003 from $2,107,000 in 2002, mainly due to increases in heating costs attributed to more severe weather this year plus increases in property insurance and repairs and maintenance.

         Other income for 2003 includes $1,000,000 received as the beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are nontaxable to the Company.

         Interest expense increased to $1,627,000 in 2003 from $1,135,000 in 2002. As of March 1, 2003 the Company was able to refinance and modify the majority of its mortgage notes payable reducing its overall effective interest rate from 7.36% to 6.22% and extending its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.

         The current period's interest expense includes a one time prepayment penalty of $492,000 to secure the new financing arrangements.

Liquidity and Capital Resources

         At March 31, 2003 the Company had approximately $9,696,000 in marketable securities at market value. The current ratio at March 31, 2003 was
1.3 to 1, which management considers adequate at this time. The Company's working capital was approximately $4,714,000 at March 31, 2003.

         On May 6, 2003 the Company announced that it plans to pursue the sale of its oil and gas business and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize in a manner designed to maximize shareholder value. As previously noted in the 2001 Annual Report letter To Our Shareholders, the Board of Directors will analyze and determine which of the numerous attractive alternatives will reap the greatest rewards for Wilshire shareholders. The decision the Company is now embarking on will help to determine in fact whether shareholder value is best served in Wilshire stock, stock of a potential acquirer or cash for Wilshire shareholders to invest elsewhere.

         In the meantime, the Company continues to explore real estate acquisitions as they arise. The timing of any such acquisition will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is negotiating the sale of certain real estate investment properties and intends to replace those properties during the year. However, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition will occur.

         Net cash provided by operating activities was $581,000 in 2003 and $550,000 in 2002. The change is mainly due to net income increasing $672,000 in 2003 providing cash offset by an increase in income tax receivable of $1,077,000 and prepaid expenses of $410,000. Depreciation, depletion and amortization provided cash of $1,544,000, deferred income taxes provided cash of $1,311,000, while accounts payable decreased by $997,000 reflecting a use of cash in the period.

         Net cash (used in) provided by investing activities was ($3,347,000) in 2003 and $1,637,000 in 2002. The variations principally relate to property and equipment additions in the Medicine Hat drilling program in Canada. The redemption of mortgage notes receivable and the sale of marketable securities in 2003 also provided cash in the first quarter of both periods.

         Net cash provided by (used in) financing activities was $705,000 in 2003 and $(3,885,000) in 2002. The variation principally relates to the issuance of long-term debt and the related costs associated with the overall refinancing during the first quarter of 2003.

         The Company believes it has adequate capital resources to fund operations for the foreseeable future. Capital resources are principally provided by net income, marketable securities, income taxes receivable and other assets of the Company.

Critical Accounting Policies

         Wilshire's discussion and analysis of its financial condition and results of operations are based upon Wilshire's unaudited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Wilshire to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Wilshire bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary widely. Therefore, the reserve data used herein should not be construed as being exact. Any reserve estimate, especially when based upon volume-metric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at March 31, 2003 and 2002.


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

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at March 31, 2003 and 2002 that the value of any of its rental properties is impaired.

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

         Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $8,576,000 and $8,187,000 at March 31, 2003, and December 31, 2002, respectively.


Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Forward-Looking Statements

         This Report on Form 10-Q for the quarter ended March 31, 2003 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion of the business at an acceptable price, volatility of oil & gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil & gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil & gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Item 3 -  Qualitative and Quantative Disclosure About  Market Risk

         The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss.

         The Company is exposed to changes in interest rates from its floating rate debt arrangements. At March 31, 2003, the Company had $66,809,000 of debt outstanding of which $57,185,000 bears interest at fixed rates. The interest rate on the Company's revolving credit lines, under which $9,624,000 was outstanding at March 31, 2003, is at prime for US borrowings and prime plus .25% for its Canadian revolving demand loan. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at March 31, 2003 would adversely affect the Company's annual interest cost by approximately $96,000 assuming borrowed amounts under the revolving credit lines remained at $9,624,000.

SUMMARY OF INDEBTNESS

         Long-term debt as of March 31, 2003 and December 31, 2002 consists of the following -

                                             2003               2002
                                         (Unaudited)
                                         ------------       ------------

         Mortgage notes payable          $57,185,000        $55,236,000
         Note payable                      1,975,000          5,475,000
         Revolving line of credit          3,600,000          4,100,000
         Revolving demand loan             4,049,000            895,000
                                         -----------        -----------
         Total                            66,809,000         65,706,000
         Less-Current portion             10,311,000          7,314,000
                                         -----------        -----------
         Long term portion               $56,498,000        $58,392,000
                                         ===========        ===========

         The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2003 and thereafter are -

                                     2003                   $ 6,690,000
                                     2004                     5,841,000
                                     2005                       849,000
                                     2006                       903,000
                                     2007                       961,000
                                     Thereafter              51,565,000
                                                            -----------
                                                            $66,809,000
                                                            ===========

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

                           PART II - OTHER INFORMATION


Item 6 -   Exhibits and Reports on Form 8-K
--------------------------------------------------

         The Company has filed the following Form 8-K's for the quarter ended March 31, 2003.

Date of Report
(Date of Earliest Event)   Filing Dates         Subject
------------------------   ------------         -------
February 13, 2002          February 13, 2003    Item 5 - Beneficial Ownership of
                                                Estate of Siggi B. Wilzig

March 31, 2003             April 1, 2003        Item 9 - 2002 Financial Results

May 6, 2003                May 6, 2003          Item 9 - Plans to Pursue Sale of
                                                         Oil and Gas Business

                               S I G N A T U R E S



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WILSHIRE OIL COMPANY OF TEXAS
                                      -----------------------------------------
                                      (Registrant)








Date:  May 14, 2003                   /s/ S. Wilzig Izak
       -----------------              -----------------------------------------
                                      By: S. Wilzig Izak
                                      Chairman of the Board and Chief Executive
                                      Officer


                                      /s/ Philip G. Kupperman
                                      -----------------------------------------
                                      By: Philip G. Kupperman
                                      President and Chief Financial Officer

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

Date:  May 14, 2003

/s/ S. Wilzig Izak
-----------------------
S. Wilzig Izak
Chief Executive Officer

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

Date:  May 14, 2003

/s/ Philip G. Kupperman
-----------------------
Philip Kupperman
Chief Financial Officer