Form 10-Q
period 2003-06-30
WILSHIRE OIL CO OF TEXAS
filed 2003-08-18
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2003          Commission file number 1-467

                           WILSHIRE ENTERPRISES, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                        84-0513668
-------------------------------                            --------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)


921 Bergen Avenue - Jersey City, New Jersey                     07306-4204
--------------------------------------------                  ---------------
(Address of principal executive offices)                        (Zip Code)


                                 (201) 420-2796
                                 --------------


                          Wilshire Oil Company of Texas
   ---------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.


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

                                 Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2003.

                    Common Stock $1 Par Value -----7,809,833

                            WILSHIRE ENTERPRISES, INC
                                      INDEX


                                                                              Page No.
                                                                              --------
Part I   1.       Financial Information


                  Financial Information:                                          1
                  Condensed Consolidated Balance Sheets -
                  June 30, 2003 (Unaudited) and December 31, 2002


                  Unaudited Condensed Consolidated Statements of Income -         2
                  Three months ended June 30, 2003 and 2002

                  Unaudited Condensed Consolidated Statements of Income -         3
                  Six months ended June 30, 2003 and 2002

                  Unaudited Condensed Consolidated Statement of Cash Flows -      4
                  Six months ended June 30, 2003 and 2002


                  Notes to Unaudited Condensed Consolidated Financial Statements  5


         2.      Management's Discussion and Analysis 12 of Financial
                 Condition and Results of Operations

         3.      Quantitative and Qualitative Disclosure About Market Risk

         4.      Controls and Procedures


Part II          Other Information                                               19

         4.      Submission of Matters to a Vote of Security Holders

         6.      Exhibits and Reports on Form 8-K



                           WILSHIRE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  June 30,         December 31,
                                                                                                   2003               2002
                                                                                                (Unaudited)
                                                                                               -------------      -------------
                                     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                                                 $   2,518,000      $   4,164,000
     Marketable securities, available-for-sale, at fair value                                     10,756,000          9,860,000
     Accounts receivable net of allowance of $59,000 and $77,000 in 2003
     and 2002, respectively                                                                        1,558,000          1,094,000
     Income taxes receivable                                                                       1,516,000            626,000
     Prepaid expenses and other current assets                                                     2,748,000          1,677,000
                                                                                               -------------      -------------
         Total current assets                                                                     19,096,000         17,421,000
                                                                                               -------------      -------------
NONCURRENT ASSETS
     Mortgage notes receivable                                                                     2,762,000          3,035,000
     Other noncurrent                                                                                333,000            375,000
PROPERTY AND EQUIPMENT
      Oil and gas properties, using the full cost method of accounting                           148,203,000        141,243,000
      Real estate properties                                                                      72,638,000         71,355,000
      Other property and equipment                                                                   366,000            366,000
                                                                                               -------------      -------------
                                                                                                 221,207,000        212,964,000
      Less-Accumulated depreciation, depletion and amortization                                  130,693,000        125,875,000
                                                                                               -------------      -------------
                                                                                                  90,514,000         87,089,000
                                                                                               -------------      -------------
TOTAL ASSETS                                                                                   $ 112,705,000      $ 107,920,000
                                                                                               =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                         $   6,368,000      $   7,314,000
     Loan payable to shareholder                                                                           -            500,000
     Accounts payable                                                                              2,259,000          3,033,000
     Income taxes payable                                                                                  -             35,000
     Deferred income taxes                                                                         1,171,000            535,000
     Accrued liabilities                                                                              16,000            119,000
                                                                                               -------------      -------------
              Total current liabilities                                                            9,814,000         11,536,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion                                                         59,872,000         58,392,000
     Deferred income taxes                                                                        13,458,000         12,051,000
     Deferred income                                                                               1,521,000          1,627,000
     Other Long-term liabilities                                                                           -             75,000
                                                                                               -------------      -------------
              Total liabilities                                                                   84,665,000         83,681,000
                                                                                               -------------      -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and
         outstanding in 2003 and 2002                                                                      -                  -
     Common stock, $1 par value, 15,000,000 shares authorized; issued
         10,013,544 shares in 2003 and 2002                                                       10,014,000         10,014,000
    Capital in excess of par value                                                                 9,029,000          9,029,000
    Treasury stock 2,203,711 and 2,203,710 shares at June 30, 2003 and
            December 31,2002, respectively, at cost                                              (10,355,000)       (10,355,000)
    Retained earnings                                                                             19,961,000         18,640,000
    Accumulated other comprehensive loss                                                            (609,000)        (3,089,000)
                                                                                               -------------      -------------
              Total shareholders' equity                                                          28,040,000         24,239,000
                                                                                               -------------      -------------
TOTAL LIABILITIES  AND  SHAREHOLDERS' EQUITY                                                   $ 112,705,000      $ 107,920,000
                                                                                               =============      =============


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended June 30, 2003, and 2002


                                                                                  June 30,           June 30,
                                                                                   2003                2002
                                                                                -----------        -----------
REVENUES
    Oil and gas                                                                 $ 2,792,000        $ 1,319,000
    Real estate                                                                   3,718,000          3,525,000
                                                                                -----------        -----------
       Total revenues                                                             6,510,000          4,844,000
                                                                                -----------        -----------
COST AND EXPENSES
     Oil and gas production expenses                                                597,000            695,000
     Real estate operating expenses                                               2,210,000          2,117,000
     Depreciation and amortization                                                  671,000            612,000
     Depreciation, depletion and amortization of oil and gas properties             918,000            508,000
     General and administrative                                                     694,000            488,000
     Other                                                                          168,000                  -
                                                                                -----------        -----------
          Total costs and expenses                                                5,258,000          4,420,000
                                                                                -----------        -----------
INCOME FROM OPERATIONS                                                            1,252,000            424,000
OTHER INCOME
    Dividend and interest income                                                    124,000            226,000
    Gain on sale of securities                                                            -            102,000
    Other Income                                                                    127,000            503,000
    Gain on sale of real estate assets                                                    -            168,000

INTEREST EXPENSE                                                                   (959,000)        (1,183,000)
                                                                                -----------        -----------
            Income before provision for income taxes                                544,000            240,000
PROVISION FOR INCOME TAXES                                                          267,000             33,000
                                                                                -----------        -----------
NET INCOME                                                                      $   277,000        $   207,000
                                                                                ===========        ===========
Basic earnings per share                                                        $      0.04        $      0.03
                                                                                ===========        ===========
Diluted earnings per share                                                      $      0.04        $      0.03
                                                                                ===========        ===========



The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                For the six months ended June 30, 2003, and 2002


                                                                                  June 30,         June 30,
                                                                                    2003             2002
                                                                                ------------     ------------
REVENUES
    Oil and gas                                                                 $  5,305,000     $  2,567,000
    Real estate                                                                    7,355,000        7,294,000
                                                                                ------------     ------------
       Total revenues                                                             12,660,000        9,861,000
                                                                                ------------     ------------
COST AND EXPENSES
     Oil and gas production expenses                                               1,284,000        1,152,000
     Real estate operating expenses                                                4,496,000        4,224,000
     Depreciation and amortization                                                 1,570,000        1,175,000
     Depreciation, depletion and amortization of oil and gas properties            1,563,000          932,000
     General and administrative                                                    1,373,000          948,000
     Other                                                                           168,000                -
                                                                                ------------     ------------
                                                                                  10,454,000        8,431,000
                                                                                ------------     ------------
INCOME FROM OPERATIONS                                                             2,206,000        1,430,000
OTHER INCOME
    Dividend and interest income                                                     369,000          392,000
    Gain on sale of securities                                                       261,000          717,000
    Insurance proceeds                                                             1,000,000                -
    Other Income                                                                     253,000          503,000
    Gain on sale of real estate assets                                                     -          168,000
INTEREST EXPENSE                                                                  (2,586,000)      (2,318,000)
                                                                                ------------     ------------
            Income before provision for income taxes                               1,503,000          892,000
PROVISION FOR INCOME TAXES                                                           182,000          235,000
                                                                                ------------     ------------
NET INCOME                                                                      $  1,321,000     $    657,000
                                                                                ============     ============
Basic earnings per share                                                        $       0.17     $       0.08
                                                                                ============     ============
Diluted earnings per share                                                      $       0.17     $       0.08
                                                                                ============     ============

Net income for the six months in 2002 as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction resulted in an adjustment to net income for the six month from $497,000 or $0.06 per share as originally reported, to $657,000 or $0.08 per share, as reflected above.

Net income for the first quarter of 2003 as previously reported has been reduced by $78,000 or $0.01 per share to record the under accrual of certain General and Administrative expenses.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  For the Six Months Ended
                                                                                -----------------------------
                                                                                   June 30,        June 30,
                                                                                    2003             2002
                                                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $  1,321,000     $    657,000
    Adjustments to reconcile net income to net cash
       provided by operating activities -
         Depreciation, depletion and amortization                                  3,133,000        2,107,000
         Deferred income tax (benefits) provision                                  1,407,000          635,000
         Deferred income                                                            (106,000)               -
         Gain on sales of real estate assets                                               -         (168,000)
          Gain on sales of marketable securities                                    (261,000)        (717,000)
          Changes in operating assets and liabilities -
               Increase in accounts receivable                                      (464,000)        (786,000)
               Increase in income taxes receivable                                  (890,000)               -
               Increase in prepaid expenses and other current assets                (538,000)        (307,000)
               Increase in other liabilities                                         (75,000)               -
               Decrease in accounts payable, accrued
                   liabilities and taxes payable                                    (913,000)        (551,000)
                                                                                ------------     ------------
                   Net cash provided by operating activities                       2,614,000          870,000
                                                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                          (8,243,000)      (2,483,000)
    Purchases of marketable securities                                                     -       (1,343,000)
    Proceeds from sales and redemptions of marketable securities                     781,000        2,316,000
    Proceeds from sales of real estate properties                                          -          345,000
    Proceeds on mortgage notes receivable                                            273,000        3,880,000
                                                                                ------------     ------------
                   Net cash provided by (used in) investing activities            (7,189,000)       2,715,000
                                                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                               35,625,000        4,080,000
     Principal payments of long-term debt                                        (35,091,000)     (10,068,000)
     Purchase of treasury stock                                                            -          (85,000)
     Loan payable to shareholder                                                    (500,000)        (200,000)
     Financing Costs                                                                (533,000)               -
                                                                                ------------     ------------
                   Net cash provided by (used in) financing activities              (499,000)      (6,273,000)
                                                                                ------------     ------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            3,428,000          395,000
                                                                                ------------     ------------
     Net increase (decrease) in cash and cash equivalents                         (1,646,000)      (2,293,000)
CASH AND CASH EQUIVALENTS, beginning of year                                       4,164,000        4,984,000
                                                                                ------------     ------------
CASH AND CASH EQUIVALENTS,  end of period                                       $  2,518,000     $  2,691,000
                                                                                ============     ============
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS
   OF CASH FLOWS:
    Cash paid during the year for -
       Interest                                                                 $  2,739,000     $  2,319,000
                                                                                ============     ============
       Income taxes, net                                                        $    160,000     $    159,000
                                                                                ============     ============



   The accompanying notes to consolidated financial statements are an integral part of these financial statements

                           WILSHIRE ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2003

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

         Net income for the first quarter in 2002 as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction, which was made on Form 10-K when filed for 2002, resulted in an adjustment to net income for the first quarter from $290,000 or $0.04 per share as originally reported, to $450,000 or $0.06 per share. Income for the six months in 2002 was adjusted from $497,000 or $0.06 per share as originally reported, to $657,000 or $0.08 per share.

         Net income for the first quarter in 2003 as previously reported has been reduced by $78,000 or $0.01 per share to record the under accrual of certain General and Administrative expenses.

         Accounting for Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans.

The following tables sets forth the Company's pro forma information for its common stockholders for the quarters ended June 30, 2003 and 2002 (in thousands except earnings per share data):


                                                                                     For Three Months Ended June 30,
                                                                                          2003          2002
                                                                                         ------        -------
Net income as reported ..........................................................        $  277        $   207
Add: Stock option expense included in net income (loss) .........................        $    -        $     -
Less: Stock option expense determined under fair value recognition
   method for all awards ........................................................        $  (15)       $     -
                                                                                         ------        -------
Pro forma net income ............................................................        $  262        $   207
                                                                                         ======        =======
Net income per share as reported:
   Basic ........................................................................        $ 0.04        $  0.03
                                                                                         ======        =======
   Diluted ......................................................................        $ 0.04        $  0.03
                                                                                         ======        =======
Pro forma net income per share
   Basic ........................................................................        $ 0.03        $  0.03
                                                                                         ======        =======
   Diluted ......................................................................        $ 0.03        $  0.03
                                                                                         ======        =======


                                                                                     For Six Months Ended June 30,
                                                                                          2003           2002
                                                                                        -------        -------
Net income as reported .........................................................        $ 1,321        $   657
Add: Stock option expense included in net income (loss) ........................        $     -        $     -
Less: Stock option expense determined under fair value recognition
   method for all awards .......................................................        $   (31)       $     -
                                                                                        -------        -------
Pro forma net income ...........................................................        $ 1,290        $   657
                                                                                        =======        =======
Net income per share as reported:
   Basic .......................................................................        $  0.17        $  0.08
                                                                                        =======        =======
   Diluted .....................................................................        $  0.17        $  0.08
                                                                                        =======        =======
Pro forma net income per share
    Basic ......................................................................        $  0.17        $  0.08
                                                                                        =======        =======
    Diluted ....................................................................        $  0.17        $  0.08
                                                                                        =======        =======

The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.94 per share in 1999, $3.32 in 2002 and $3.60 in 2003 and the following weighted average assumptions; risk-free interest rate of 6.19% for 1999, 3.87% for 2002 and 3.00% for 2003, volatility of 25.94% for 1999 and 33.1% for 2002 and 2003, no dividend yield for 1999, 2002 or 2003, and an expected option life of 5 years.

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

         The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary. Therefore, the reserve data used herein should not be construed as being exact. Any reserve estimate, especially when based upon volume-metric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

         While it has not been the Company's practice to obtain mid-year reserve valuations, in connection with the previously announced marketing for sale of its oil and gas operations, the Company engaged Ryder Scott Company to perform an engineering reserve study of the Company's entire reserves as of June 1, 2003. In addition, the Company engaged Ryder Scott to roll forward this analysis to June 30, 2003. The Company has used the reserve valuations in this analysis for purposes of preparing the financial statements presented herein. For the year ended December 31, 2002, Ryder Scott was engaged to evaluate all the Company's reserves other than the Hilda field in Canada, which was separately evaluated by Citadel Engineering, Ltd.

         The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at June 30, 2003:

                                                  United States                    Canada                          Total
                                              -----------------------       -----------------------       -----------------------
                                                            Proved                        Proved                        Proved
                                                Proved     Developed          Proved     Developed          Proved     Developed
                                              ----------   ----------       ----------   ----------       ----------   ----------
                                                 (000's Omitted)                (000's Omitted)
Oil                       (Bbls)                     571          427              211          211              782          638
Gas                       (Mcl)                    8,849        8,596           10,167       10,167           19,016       18,763
Net present value @ 10%                          $21,745      $19,948          $24,083      $24,083          $45,828      $44,031

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at June 30, 2003 and 2002.

         The Company currently operates 3.6% of the total wells it participates in.


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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this statement did not have any impact on the Company's results of operations or financial position.

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

The disclosure provisions of this Interpretation were effective for the Company's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this statement did not have any impact on the Company's results of operations or financial position.

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

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply this provision to any existing variable interests in variable interest entities by no later than September 30, 2003. The Company does not believe that this Interpretation will have a significant impact on the Company's financial statements.

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

The following segment data is presented based on the Company's internal management reporting system-


                                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                       ---------------------------------
                                                                                             2003            2002
                                                                                         (Unaudited)      (Unaudited)
                                                                                        -------------    -------------
Revenues
  Oil and gas - United States .............................................             $   2,570,000    $   1,631,000
  Oil and gas - Canada ....................................................                 2,735,000          936,000
  Real estate .............................................................                 7,355,000        7,294,000
                                                                                        -------------    -------------
                                                                                        $  12,660,000    $   9,861,000
                                                                                        -------------    -------------

Income (loss) from operations and reconciliation
to income before provision for income taxes
  Oil and gas - United States (a) .........................................             $     296,000    $    (382,000)
  Oil and gas - Canada (a) ................................................                   983,000          448,000
  Real estate (a) .........................................................                 1,289,000        1,895,000
  Corporate ...............................................................                  (362,000)        (531,000)
                                                                                        -------------    -------------
      Income from operations ..............................................                 2,206,000        1,430,000
Other income ..............................................................                 1,883,000        1,780,000
Interest expense ..........................................................                (2,586,000)      (2,318,000)
                                                                                        -------------    -------------
Income before provision for income taxes ..................................             $   1,503,000    $     892,000
                                                                                        -------------    -------------

Identifiable assets
  Oil and gas - United States .............................................             $  15,617,000    $  14,622,000
  Oil and gas - Canada ....................................................                20,384,000       13,998,000
   Real estate ............................................................                59,491,000       58,534,000
   Corporate ..............................................................                17,213,000       14,787,000
                                                                                        -------------    -------------
                                                                                        $ 112,705,000    $ 101,941,000
                                                                                        -------------    -------------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.


                                                                                         FOR THE THREE MONTHS ENDED JUNE 30,
                                                                                         -----------------------------------
                                                                                           2003                     2002
                                                                                        (Unaudited)              (Unaudited)
                                                                                        -----------              -----------
Revenues
  Oil and gas - United States .............................................             $ 1,317,000              $   903,000
  Oil and gas - Canada ....................................................               1,475,000                  416,000
  Real estate .............................................................               3,718,000                3,525,000
                                                                                        -----------              -----------
                                                                                        $ 6,510,000              $ 4,844,000
                                                                                        -----------              -----------

Income (loss) from operations and reconciliation
to income before provision for income taxes
  Oil and gas - United States (a) .........................................             $   275,000              $    31,000
  Oil and gas - Canada (a) ................................................                 428,000                  131,000
  Real estate (a) .........................................................                 837,000                  795,000
  Corporate ...............................................................                (288,000)                (533,000)
                                                                                        -----------              -----------
      Income from operations ..............................................               1,252,000                  424,000
Other income ..............................................................                 251,000                  999,000
Interest expense ..........................................................                (959,000)              (1,183,000)
                                                                                        -----------              -----------
Income before provision for income taxes ..................................             $   544,000              $   240,000
                                                                                        -----------              -----------



(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

3.       COMPREHENSIVE INCOME

         Comprehensive income for the six months ended June 30, 2003 and 2002 is as follows:


                                                                   2003         2002
                                                                (Unaudited)  (Unaudited)
                                                                ----------   -----------
Net income                                                      $1,321,000    $  657,000
                                                                ----------    ----------
Other comprehensive income net of taxes
  Foreign currency translation adjustments                       1,701,000       395,000
  Change in unrealized (loss) gain on marketable securities        779,000      (177,000)
                                                                ----------    ----------
Other comprehensive income                                       2,480,000       218,000
                                                                ----------    ----------

Comprehensive income                                            $3,801,000    $  875,000
                                                                ==========    ==========


Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2002 and for the six months ended June 30, 2003 are as follows-


                                                             Unrealized Gains          Cumulative              Accumulated
                                                               (Losses) on          Foreign Currency              Other
                                                            Available-for-Sale         Translation            Comprehensive
                                                                Securities             Adjustment             Income (Loss)
                                                            ------------------      -----------------       ----------------
BALANCE, December 31, 2001                                      $(1,095,000)          $(3,830,000)          $(2,735,000)
      Change for the year 2002                                     (442,000)               88,000              (354,000)
                                                                -----------           -----------           -----------
BALANCE, December 31, 2002                                          653,000            (3,742,000)           (3,089,000)
       Change for the six months                                    779,000             1,701,000             2,480,000
                                                                -----------           -----------           -----------
BALANCE, June 30, 2003 (unaudited)                              $ 1,432,000           $(2,041,000)          $  (609,000)
                                                                ===========           ===========           ===========




4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share-


                                                                Six Months Ended June 30,            Three Months Ended June 30
                                                              -----------------------------         -----------------------------
                                                                 2003               2002               2003               2002
                                                                 ----               ----               ----               ----
Numerator-
  Net income                                                  $1,321,000         $  657,000         $  277,000         $  207,000
                                                              ==========         ==========         ==========         ==========

Denominator-
  Weighted average common
   shares outstanding - Basic                                  7,809,834          7,870,228          7,809,834          7,859,905
Incremental shares from assumed
   conversions of stock options                                   61,420                  -             82,328                  -
                                                              ----------         ----------         ----------         ----------

Weighted average common shares
            outstanding - Diluted                              7,871,254          7,870,228          7,892,162          7,859,905
                                                              ==========         ==========         ==========         ==========

Basic earnings per share                                      $     0.17         $     0.08         $     0.04         $     0.03

Diluted earnings per share                                    $     0.17         $     0.08         $     0.04         $     0.03


5. OTHER INCOME

Other income for 2003 includes $1,000,000 received as the beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are nontaxable to the Company.

6.      INTEREST EXPENSE

Interest expense increased to $2,586,000 in 2003 from $2,318,000 in 2002. As of June 30, 2003 the Company was able to refinance and modify the majority of its mortgage notes payable reducing its overall effective interest rate from 7.36% to 6.22% and extending its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.

The current year's interest expense includes a one time prepayment penalty of $469,000 to secure the new financing arrangements.


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

As of June 30, 2003 and 2002, 7,809,833 and 7,855,781, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of June 30, 2003 and 2002, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

The Company does not have significant lease commitments or post retirement benefits.


8.      INCOME TAXES

The Company received a benefit as a result of receiving $1,000,000 in life insurance proceeds in the first quarter of 2003 that is not taxable income.


9.      SUBSEQUENT EVENT

During the third quarter of 2003 the Company sold marketable securities generating net proceeds of approximately $3.3 million for a net pre tax gain of approximately $724,000. All the proceeds were utilized to reduce the Company's current and long-term debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

      Three Months Ended June 30

         Revenues increased to $6,510,000 in 2003 from $4,844,000 in 2002 or 34%
mainly due to the increased natural gas production from the Medicine Hat-Hilda drilling program in Canada completed at the end of 2002 and from increased prices for oil and gas in 2003 versus 2002. Real estate income improved by over 5% in 2003 over the comparable period in 2002.

         Operating expenses increased to $5,258,000 in 2003 from $4,420,000 in 2002 or 19% mainly due to the increase in depletion expense between the periods of $410,000 resulting from increased production as well as a revision to the Company's December 31, 2002 reserves. A new reserve study for Canada and the United States was performed as of June 30, 2003. In addition legal, accounting, salary and insurance expenses are higher in 2003 compared to 2002.

         Income from operations increased to $1,252,000 in 2003 from $424,000 in 2002 based on the above noted revenue increases exceeding the operating expense increases.

         Other income decreased to $251,000 in 2003 from $999,000 in 2002. This decrease is mainly attributable to a reduction in the deferred income recognized in 2003 compared to 2002 relating to the collection of the Company's Mortgage Note Receivable. Also, there were no sales of securities or real estate assets in 2003 as there was in 2002.

         Net income increased to $277,000 or $0.04 per share in 2003 from $207,000 or $0.03 per share in 2002.

      Six Months Ended June 30

         Revenues increased to $12,660,000 in 2003 from $9,861,000 in 2002 or 28% mainly due to the increased natural gas production from the Medicine Hat-Hilda drilling program in Canada completed at the end of 2002 and from increased prices for oil and gas in 2003 versus 2002. Gas production increased by approximately 31% in 2003 over 2002. The average price per barrel of oil received in the first six months of 2003 was $27.61 compared to $19.10 in 2002. Average gas prices for the six months were $4.41 per MCF in 2003 compared to $2.25 per MCF for the same period in 2002.

         Operating expenses increased to $10,454,000 in 2003 from $8,431,000 in 2002 or 24%. Depletion expense increased between the periods by $631,000 resulting from increased production as well as a revision to the Company's December 31, 2002 reserves as a result of a new reserve study for Canada and the United States as of June 30, 2003. Depreciation and amortization expense increased by $395,000, mainly as the result of the write-off of $241,000 of unamortized mortgage costs due to the refinancing of the Company's mortgage notes payable portfolio. In addition, legal, accounting, salary and insurance expenses are higher in 2003 compared to 2002.

         Income from operations increased to $2,206,000 in 2003 from $1,430,000 in 2002 or 295% based on the above noted revenue increases exceeding operating expense increases.

         Other income in 2003 includes $1,000,000 received by the Company as a beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are not taxable to the Company.

         Other income for 2002 exceeds 2003 by $874,000 related to gains from the sale of securities and of real estate assets and a greater amount of deferred income recognized from the collection of the Company's mortgage note receivable.

         Interest expense for the first six months of 2003 was $2,586,000 compared to $2,318,000 for the same period in 2002. Interest expense in 2003 includes a one time prepayment penalty of $469,000 to secure the refinancing of our real estate properties. This refinancing of the mortgage notes payable reduced the effective interest rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.

         Net income for the six months was $1,321,000 in 2003 compared to $657,000 in 2002. Earnings per share increased to $0.17 in 2003 from $0.08 in 2002.

Liquidity and Capital Resources


         At June 30, 2003 the Company had approximately $10.8 million in marketable securities at market value, up from $9.9 million at December 31, 2002. The Company had $6.4 million in short-term debt on June 30, 2003 compared to $7.3 million on December 31, 2002. The current ratio was 1.9 to 1 at June 30, 2003 compared to 1.5 to 1 at December 31, 2002. The Company's working capital was approximately $9.3 million at June 30, 2003, an increase of $3.4 million from $5.9 million on December 31, 2002. Management considers these amounts adequate for the Company's current business.

         On May 6, 2003 the Company announced that it plans to pursue the sale of its oil and gas business and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds in a manner designed to maximize shareholder value. As previously stated, the Company's focus remains on maximizing shareholder value whether by selling one or more portions of the Company to acquirers willing to pay fair value or remaining independent. The decision the Company is now embarking on will help to determine in fact whether shareholder value is best served in Wilshire stock, stock of a potential acquirer or cash for Wilshire shareholders to invest elsewhere.

         In the meantime, the Company continues to participate in oil and gas prospects and to explore real estate acquisitions as they arise. The timing of any such acquisitions will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. The Company is currently negotiating or has under contract the sale of certain real estate investment properties that will generate $6.6 million in net proceeds during the third and fourth quarters of this year. However, while the Company anticipates that these sales will occur and that it will actively explore other real estate acquisition opportunities, no assurance can be given that any of the sales or potential acquisitions will occur.

         Net cash provided by operating activities was $2,614,000 in 2003 compared to $870,000 in 2002. The increase of $1,744,000 is mainly due to an increase in net income, depreciation, depletion and amortization expense and an increase in deferred income taxes, offset by an increase in income taxes receivable.

         Net cash (used in) provided by investing activities was ($7,189,000) in 2003 and $2,715,000 in 2002. The variations principally relate to property and equipment additions in the Medicine Hat drilling program in Canada, the redemption of mortgage notes receivable in 2003 and the sale of marketable securities in 2002.

         Net cash used in financing activities was $499,000 in 2003 compared to $6,273,000 in 2002. The variation principally relates to the issuance of long-term debt and the related costs associated with the overall refinancing during the first quarter of 2003. The loan payable to shareholder was also fully repaid in 2003.

         The Company believes it has adequate capital resources to fund operations for the foreseeable future.

Critical Accounting Policies

         The Company's discussion and analysis of its financial condition and results of operations are based upon unaudited consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

         The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available. Reserve estimates prepared by different engineers from the same data can vary. Therefore, the reserve data used herein should not be construed as being exact. Any reserve estimate, especially when based upon volume-metric calculations, depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

         While it has not been the Company's practice to obtain mid-year reserve valuations, in connection with the previously announced marketing for sale of its oil and gas operations, the Company engaged Ryder Scott Company to perform an engineering reserve study of the Company's entire reserves as of June 1, 2003. In addition, the Company engaged Ryder Scott to roll forward this analysis to June 30, 2003. The Company has used the reserve valuations in this analysis for purposes of preparing the financial statements presented herein. For the year ended December 31, 2002, Ryder Scott was engaged to evaluate all the Company's reserves other than the Hilda field in Canada, which was separately evaluated by Citadel Engineering, Ltd.

         The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at June 30, 2003:

                                                  United States                    Canada                          Total
                                              -----------------------       -----------------------       -----------------------
                                                            Proved                        Proved                        Proved
                                                Proved     Developed          Proved     Developed          Proved     Developed
                                              ----------   ----------       ----------   ----------       ----------   ----------
                                                 (000's Omitted)                (000's Omitted)
Oil                       (Bbls)                     571          427              211          211              782          638
Gas                       (Mcl)                    8,849        8,596           10,167       10,167           19,016       18,763
Net present value @ 10%                          $21,745      $19,948          $24,083      $24,083          $45,828      $44,031

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at June 30, 2003 and 2002.

         The Company currently operates 3.6% of the total wells it participates in.

         Net acreage under leases totaled 3,875 as of June 30, 2003. During the remainder of 2003 and the next three calendar years, leases representing the following net acreage will expire:

                 Balance of 2003             0
                 2004                     1047
                 2005                      151
                 2006                        0

Impairment of Property and Equipment

         In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. SFAS 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption had no impact on the Company's results of operations or financial position as of June 30, 2003 and 2002.

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at June 30, 2003 and 2002 that the value of any of its rental properties is impaired.

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

Foreign Operations

         The assets and liabilities of the Company's Canadian subsidiary have been translated at quarter-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation gains and losses are reflected as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment.

         Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $8,734,000 and $8,187,000 at June 30, 2003 and December 31, 2002, respectively.

Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Forward-Looking Statements

         This Report on Form 10-Q for the quarter ended June 30, 2003 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion of the business at an acceptable price, volatility of oil and gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil and gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil and gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Item 3 -  Qualitative and Quantative Disclosure About  Market Risk

         The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss.

         The Company is exposed to changes in interest rates from its floating rate debt arrangements. At June 30, 2003, the Company had $66,240,000 of debt outstanding of which $56,912,000 bears interest at fixed rates. The interest rate on the Company's revolving credit lines, under which $9,328,000 was outstanding at June 30, 2003, is at prime for US borrowings and prime plus .25% for its Canadian revolving demand loan. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at June 30, 2003 would adversely affect the Company's annual interest cost by approximately $93,000 assuming borrowed amounts under the revolving credit lines remained at $9,328,000.

SUMMARY OF INDEBTNESS

         Long-term debt as of June 30, 2003 and December 31, 2002 consists of the following -

                                                    2003              2002
                                                (Unaudited)
                                                -----------       -----------
           Mortgage notes payable               $56,912,000       $55,236,000
           Note payable                           1,975,000         5,475,000
           Revolving line of credit               3,754,000         4,100,000
           Revolving demand loan                  3,599,000           895,000
                                                ------------      ------------
           Total                                 66,240,000        65,706,000
           Less-Current portion                   6,368,000         7,314,000
                                                ------------      ------------
           Long term portion                    $59,872,000       $58,392,000
                                                ============      ============

         The aggregate maturities of the long-term debt in each of the five years subsequent to June 30, 2003 and thereafter are -

                                          2003                    $ 6,121,000
                                          2004                      5,841,000
                                          2005                        849,000
                                          2006                        903,000
                                          2007                        961,000
                                          Thereafter               51,565,000
                                                                  -----------
                                                                  $66,240,000
                                                                  ===========

Item 4-    Controls and Procedures

           (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

           (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 4-           Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company's stockholders at its 2003 Annual Meeting held on June 30, 2003 and the votes cast were as set forth:

        (i) The election of Milton Donnenberg and S. Wilzig Izak to serve as directors of the Company for three year terms expiring in 2006. The votes cast were as follows:

                                           For               Withheld

                  Milton Donnenberg        5,913,580         858,558
                  S. Wilzig Izak           5,927,150         844,988

        (ii) A change of the Company's name to "Wilshire Enterprises, Inc." The votes cast were as follows:

                                           For               Against          Abstain
                                           6,658,124         78,451           35,563

        (iii) Advisory Vote on selection of Ernst & Young LLP as independent auditors. The votes cast were as follows:

                                           For               Against          Abstain
                                           6,629,610         103,235          39,293

        (iv) Shareholder proposal on shareholder rights plan. The votes cast were as follows:

                                           For               Against          Abstain           Not Voted
                                           1,253,300         3,810,476        97,448            1,610,914

        (v) Shareholder proposal to elect Directors annually. The votes cast were as follows:

                                           For               Against          Abstain           Not Voted
                                           1,208,401         3,862,274        90,549            1,610,914


Item 6 - Exhibits and Reports on Form 8-K

         The Company has filed the following Form 8-K for the quarter ended June 30, 2003.


Date of Report
(Date of Earliest Event)    Filing Dates     Subject
------------------------    ------------     -------
May 6, 2003                 May 6, 2003       Item 9 - Plans to Pursue Sale of Oil and Gas Business



May 14, 2003                May 15, 2003     Item 9- 2003 First Quarter Financial Results and Confirmation
                                                     of Plans to Explore Various Transaction Alternatives

June 30, 2003               July 1, 2003     Item 5 - Results of the Annual Meeting of Shareholders


                               S I G N A T U R E S


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WILSHIRE ENTERPRISES, INC.
                                      ------------------------------------------
                                      (Registrant)








Date:  August 14, 2003                /s/ S. Wilzig Izak
       --------------------           ------------------------------------------
                                      By: S. Wilzig Izak
                                      Chairman of the Board and Chief Executive
                                      Officer





                                      /s/ Philip G. Kupperman
                                      ------------------------------------------
                                      By: Philip G. Kupperman
                                      President and Chief Financial Officer