Form 10-Q
period 2003-09-30
WILSHIRE OIL CO OF TEXAS
filed 2003-11-14
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended   September 30, 2003   Commission file number 1-467
                               ------------------

                           WILSHIRE ENTERPRISES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              84-0513668
          --------                                              ----------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


  921 Bergen Avenue - Jersey City, New Jersey                   07306-4204
  -------------------------------------------                   ----------
    (Address of principal executive offices)                    (Zip Code)


                                 (201) 420-2796
                                 --------------

                          Wilshire Oil Company of Texas
                          -----------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.


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


                                   Yes     No x
                                      ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2003.


                    Common Stock $1 Par Value ----- 7,809,833

                            WILSHIRE ENTERPRISES, INC
                                      INDEX


                                                                                        Page No.
                                                                                        --------

Part I   1.       Financial Information



                  Financial Information:                                                  1
                  Condensed Consolidated Balance Sheets -
                  September 30, 2003 (Unaudited) and December 31, 2002


                  Unaudited Condensed Consolidated Statements of Income -                 2
                  Three months ended September 30, 2003 and 2002

                  Unaudited Condensed Consolidated Statements of Income -                 3
                  Nine months ended September 30, 2003 and 2002

                  Unaudited Condensed Consolidated Statement of Cash Flows -              4
                  Nine months ended September 30, 2003 and 2002

                  Notes to Unaudited Condensed Consolidated Financial Statements          5


         2.       Management's Discussion and Analysis                                   12
                  of Financial Condition and Results of  Operations

         3.       Quantitative and Qualitative Disclosure About Market Risk

         4.       Controls and Procedures



Part II           Other Information                                                     20

         4.       Submission of Matters to a Vote of Security Holders

         6.       Exhibits and Reports on Form 8-K

                           WILSHIRE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                          ASSETS                                              September 30,     December 31,
                                                                                                  2003              2002
                                                                                               (Unaudited)
                                                                                             ---------------- -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                                   $ 6,237,000       $ 4,164,000
     Restricted cash                                                                               1,325,000                 -
     Marketable securities, available-for-sale, at fair value                                      2,219,000         9,860,000
     Accounts receivable net of allowance of $75,000 and $77,000 in 2003
     and 2002, respectively                                                                        1,418,000           889,000
     Prepaid expenses and other current assets                                                     2,066,000         1,638,000
     Current assets associated with discontinued operations                                          701,000           870,000
                                                                                             ---------------- -----------------
         Total current assets                                                                     13,966,000        17,421,000
                                                                                             ---------------- -----------------
NONCURRENT ASSETS
     Mortgage notes receivable                                                                     2,621,000         3,035,000
     Other noncurrent                                                                                313,000           375,000
PROPERTY AND EQUIPMENT
      Oil and gas properties  - Held for sale                                                    148,929,000       141,619,000
      Real estate properties                                                                      63,413,000        61,512,000
      Real estate properties - Held for sale                                                       9,060,000         9,833,000
                                                                                             ---------------- -----------------
                                                                                                 221,402,000       212,964,000
      Less:
      Accumulated depreciation and amortization                                                   16,920,000        14,972,000
      Accumulated depreciation, depletion and amortization- Property held for sale               115,177,000       110,903,000
                                                                                             ---------------- -----------------
                                                                                                  89,305,000        87,089,000
                                                                                             ---------------- -----------------
TOTAL ASSETS                                                                                    $106,205,000      $107,920,000
                                                                                             ================ =================

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                            $  762,000        $7,314,000
     Loan payable to shareholder                                                                           -           500,000
     Accounts payable                                                                              2,233,000         2,034,000
     Income taxes payable                                                                                  -            35,000
     Deferred income taxes                                                                           188,000           535,000
     Accrued liabilities                                                                             135,000           119,000
     Deferred income                                                                                 566,000                 -
     Current liabilities associated with discontinued operations                                     562,000           999,000
                                                                                             ---------------- -----------------
             Total current liabilities                                                             4,446,000        11,536,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion                                                         52,857,000        51,760,000
     Deferred income taxes                                                                         7,979,000         7,188,000
     Deferred income                                                                                 944,000         1,611,000
     Other Long-term liabilities                                                                      14,000            75,000
     Non current liabilities associated with discontinued operations                              11,356,000        11,511,000
                                                                                             ---------------- -----------------
              Total liabilities                                                                   77,596,000        83,681,000
                                                                                             ---------------- -----------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2003 and 2002
                                                                                                           -                 -
    Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2003 and 2002                                                      10,014,000        10,014,000
    Capital in excess of par value                                                                 9,029,000
                                                                                                                     9,029,000
    Treasury stock 2,203,711 and 2,203,710 shares at September 30, 2003
            and December 31,2002, respectively, at cost                                          (10,355,000)      (10,355,000)
    Retained earnings                                                                             21,739,000        18,640,000
    Accumulated other comprehensive loss                                                         ( 1,818,000)       (3,089,000)
                                                                                             ---------------- -----------------
              Total shareholders' equity                                                          28,609,000        24,239,000
                                                                                             ---------------- -----------------
TOTAL LIABILITIES  AND  SHAREHOLDERS' EQUITY                                                    $106,205,000      $107,920,000
                                                                                             ================ =================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             For the three months ended September 30, 2003 and 2002

                                                                                     September 30,            September 30,
                                                                                         2003                     2002
                                                                                 ----------------------    --------------------

Revenues
    Real estate                                                                             $3,490,000             $ 3,251,000
                                                                                 ----------------------    --------------------
       Total revenues                                                                        3,490,000               3,251,000
                                                                                 ----------------------    --------------------
Cost and Expenses
     Real estate operating expenses                                                          2,211,000               2,126,000
     Depreciation and amortization                                                             725,000                 549,000
     General and administrative                                                                615,000                 370,000
                                                                                 ----------------------    --------------------
          Total costs and expenses                                                           3,551,000               3,045,000
                                                                                 ----------------------    --------------------
Income (loss) from Operations                                                                  (61,000)                206,000
Other Income
    Dividend and interest income                                                               176,000                 335,000
    Gain on sale of securities                                                               2,361,000                       -
    Other Income (expense)                                                                      (6,000)                124,000
Interest Expense                                                                              (896,000)             (1,020,000)
                                                                                 ----------------------    --------------------
           Income (loss) before provision for income taxes                                   1,574,000                (355,000)
Provision for Income (Taxes) Benefit                                                          (523,000)                142,000
                                                                                 ----------------------    --------------------
Net Income (loss) from Continuing Operations                                                 1,051,000                (213,000)
Discontinued Operations -  Real Estate, Net of Taxes                                           632,000                 158,000
Discontinued Operations - Oil & Gas, Net of Taxes                                               95,000                 124,000
                                                                                 ----------------------    --------------------
Net Income                                                                                  $1,778,000              $   69,000
                                                                                 ======================    ====================
Basic earnings per share:
            Earnings (loss) from continuing operations                                         $  0.13             $     (0.03)
            Earnings from discontinued operations                                                 0.09
                                                                                                                          0.04
            Net earnings applicable to common stockholders                                     $  0.22               $    0.01
Diluted earnings per share:
           Earnings (loss) from continuing operations                                          $  0.13              $    (0.03)
           Earnings from discontinued operations                                                  0.09                    0.04
           Net earnings applicable to common stockholders                                      $  0.22               $    0.01

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              For the nine months ended September 30, 2003 and 2002


                                                                                    September 30,         September 30,
                                                                                        2003                  2002
                                                                                 --------------------  --------------------

Revenues
    Real estate                                                                         $ 10,453,000          $ 10,163,000
                                                                                 --------------------  --------------------
       Total revenues                                                                     10,453,000            10,163,000
                                                                                 --------------------  --------------------
Cost and Expenses
     Real estate operating expenses                                                        6,391,000             6,074,000
     Depreciation and amortization                                                         2,212,000             1,646,000
     General and administrative                                                            1,591,000             1,097,000
                                                                                 --------------------  --------------------
           Total costs and expenses                                                       10,194,000             8,817,000
                                                                                 --------------------  --------------------
Income from Operations                                                                       259,000             1,346,000
Other Income
    Dividend and interest income                                                             545,000               719,000
    Gain on sale of securities                                                             2,621,000               717,000
    Insurance proceeds                                                                     1,000,000                     -
    Other Income                                                                             247,000               625,000
Interest Expense                                                                          (3,283,000)           (3,126,000)
                                                                                 --------------------  --------------------
            Income before provision for income taxes                                       1,389,000               281,000
Provision for Income Taxes                                                                    62,000                26,000
                                                                                 --------------------  --------------------
Net Income from Continuing Operations                                                    $ 1,327,000            $  255,000
Discontinued Operations - Real Estate, Net of Taxes                                          552,000               148,000
Discontinued Operations - Oil & Gas, Net of Taxes                                          1,220,000               323,000
                                                                                 --------------------  --------------------
Net Income                                                                               $ 3,099,000            $  726,000
                                                                                 ====================  ====================
Basic earnings per share:
            Earnings from continuing operations                                            $    0.17             $    0.03
            Earnings from discontinued operations                                               0.23                  0.06
            Net earnings applicable to common stockholders                                 $    0.40              $   0.09
Diluted earnings per share:
            Earnings from continuing operations                                             $   0.17              $   0.03
            Earnings from discontinued operations                                               0.22                  0.06
            Net earnings applicable to common stockholders                                  $   0.39              $   0.09


Net income for the nine months in 2002 as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction resulted in an adjustment to net income for the six months from $566,000 or $0.07 per share as originally reported, to $726,000 or $0.09 per share, as reflected above.

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

                           WILSHIRE ENTERPRISES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Nine Months Ended
                                                                            ---------------------------------------------------
                                                                                  September 30,                September 30,
                                                                                       2003                        2002
                                                                            ---------------------------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $3,099,000               $ 726,000

  Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation, depletion and amortization                                                   6,221,000               3,305,000
  Deferred income tax provision                                                              2,111,000                 267,000
  (Decrease) Increase in deferred income                                                      (111,000)              1,101,000
  Gain on sales of real estate assets                                                         (992,000)               (253,000)
  Gain on sales of marketable securities                                                    (2,621,000)               (717,000)
  Changes in operating assets and liabilities -
       Increase in accounts receivable                                                        (628,000)               (985,000)
       Decrease in income taxes receivable                                                     208,000                       -
       Increase in prepaid expenses and other current assets                                  (214,000)               (187,000)
       Increase in other liabilities                                                            62,000                 163,000
       Decrease in accounts payable, accrued
       liabilities and taxes payable                                                          (289,000)               (350,000)
                                                                            ---------------------------      ------------------
            Net cash provided by operating activities                                        6,846,000               3,070,000
                                                                            ---------------------------      ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - real estate                                                        (2,008,000)             (1,372,000)
  Capital expenditures - oil & gas                                                          (7,155,000)             (1,511,000)
  Purchases of marketable securities                                                                 -              (1,340,000)
  Proceeds from sales and redemptions of marketable securities                               9,492,000               2,329,000
  Proceeds from sales of real estate properties                                              1,717,000                 737,000
  Proceeds on mortgage notes receivable                                                        414,000               2,556,000
  Increase in restricted cash                                                               (1,325,000)                      -
                                                                            ---------------------------      ------------------
            Net cash provided by investing activities                                        1,135,000               1,399,000
                                                                            ---------------------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                                                            35,624,000               4,080,000
  Principal payments of long-term debt                                                     (42,190,000)            (10,869,000)
  Purchase of treasury stock                                                                         -                (159,000)
  Loan payable to shareholder                                                                 (500,000)               (200,000)
  Other                                                                                        103,000                 310,000
  Financing Costs                                                                             (550,000)                      -
                                                                            ---------------------------      ------------------
            Net cash used in financing activities                                           (7,513,000)             (6,838,000)
                                                                            ---------------------------      ------------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      1,605,000                 (35,000)
                                                                            ---------------------------      ------------------
  Net increase (decrease) in cash and cash equivalents                                       2,073,000              (2,404,000)
CASH AND CASH EQUIVALENTS, beginning of year                                                 4,164,000               4,984,000
                                                                            ---------------------------      ------------------
CASH AND CASH EQUIVALENTS, end of period                                                    $6,237,000              $2,580,000
                                                                            ===========================      ==================
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the year for -
      Interest                                                                            $  3,590,000             $ 3,441,000
                                                                            ===========================      ==================
      Income taxes, net                                                                     $  160,000               $ 322,000
                                                                            ===========================      ==================

The accompanying notes to consolidated financial statements are an integral part of these financial statements

                           WILSHIRE ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003

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

            Net income for the first quarter in 2002 as previously reported has been adjusted to record the corrected book loss on the sale of a marketable security. This correction, which was made on Form 10-K when filed for 2002, resulted in an adjustment to net income for the first quarter from $290,000 or $0.04 per share as originally reported, to $450,000 or $0.06 per share. Income for the nine months in 2002 was adjusted from $566,000 or $0.07 per share as originally reported, to $726,000 or $0.10 per share.

            Net income for the first quarter in 2003 as previously reported has been reduced by $78,000 or $0.01 per share to record the under accrual of certain General and Administrative expenses.

            In July 2003 the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to reflect the oil and gas operations as "Discontinued Operations" in 2002 and 2003.

            Pursuant to Statement of Financial Accounting Standard No. 144 (SFAS
            144), the Company is required to reflect the gain on the sale of real estate properties plus the properties' year to date revenue, operating expenses and related interest expense as "Discontinued Operations". The net cash from the sales of these properties which is intended to be reinvested in like-kind property is shown as "Restricted Cash" on the Balance Sheet. In addition, properties currently under contract for sale are presented as "Real estate properties - Held for sale" on the Balance Sheet and the related property operations are shown as Discontinued on the statement of income.

            Accounting for Stock-Based Compensation

            In December 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issues to Employees" and related interpretations. Accordingly, no compensation expense has been recognized for stock option plans.

The following tables sets forth the Company's pro forma information for its common stockholders for the three and nine months ended September 30, 2003 and 2002 (in thousands except earnings per share data):

                                                                                      For Three Months Ended September 30,
                                                                                      ------------------------------------
                                                                                             2003             2002
                                                                                         -------------     ------------

        Net income as reported                                                                                   $  69
                                                                                               $1,778
        Add: Stock option expense included in net income (loss)
                                                                                                    -                -
        Less: Stock option expense determined under fair value recognition
           method for all awards                                                                  (15)              (5)
                                                                                         -------------     ------------
        Pro forma net income                                                                   $1,763            $  64

                                                                                         =============     ============
        Net income per share as reported:
           Basic Earnings per share:
            Earnings per share from continuing operations                                      $ 0.13           $(0.03)
            Earnings per share from discontinued operations                                      0.09             0.04
            Net earnings applicable to common shareholders                                      $0.22           $ 0.01
           Diluted Earnings per share:
            Earnings per share from continuing operations                                       $0.13           $(0.03)
            Earnings per share from discontinued operations                                      0.09             0.04
            Net earnings applicable to common shareholders                                      $0.22           $ 0.01
        Pro forma net income per share:
           Basic Earnings per share:
            Earnings per share from continuing operations                                       $0.13           $(0.03)
            Earnings per share from discontinued operations                                      0.09             0.04
            Net earnings applicable to common shareholders                                      $0.22           $ 0.01
           Diluted Earnings per share:
            Earnings per share from continuing operations                                       $0.13           $(0.03)
            Earnings per share from discontinued operations                                      0.09             0.04
            Net earnings applicable to common shareholders                                      $0.22           $ 0.01

                                                                                       For Nine Months Ended September 30,
                                                                                       -----------------------------------
                                                                                             2003             2002
                                                                                         -------------     ------------
        Net income as reported                                                                 $3,099            $ 726
        Add: Stock option expense included in net income (loss)
                                                                                                    -                -
        Less: Stock option expense determined under fair value recognition
           method for all awards                                                                  (46)              (6)
                                                                                         -------------     ------------
        Pro forma net income                                                                   $3,053            $ 720
                                                                                         =============     ============
        Net income per share as reported:
           Basic Earnings per share:
            Earnings per share from continuing operations                                       $0.17            $0.03
            Earnings per share from discontinued operations                                      0.23             0.06
            Net earnings applicable to common shareholders                                      $0.40            $0.09
           Diluted Earnings per share:
            Earnings per share from continuing operations                                       $0.17            $0.03
            Earnings per share from discontinued operations                                      0.22             0.06
            Net earnings applicable to common shareholders                                      $0.39            $0.09
        Pro forma net income per share:
           Basic Earnings per share:
            Earnings per share from continuing operations                                       $0.16            $0.03
            Earnings per share from discontinued operations                                      0.23             0.06
            Net earnings applicable to common shareholders                                      $0.39            $0.09
           Diluted Earnings per share:
            Earnings per share from continuing operations                                       $0.16            $0.03
            Earnings per share from discontinued operations                                      0.23             0.06
            Net earnings applicable to common shareholders                                      $0.39            $0.09

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

Oil and Gas Properties

      The Company follows the accounting policy, generally known in the oil and gas industry as "full cost accounting". Under full cost accounting, the Company capitalizes all costs, including interest costs, relating to the exploration for and development of its mineral resources. Under this method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves. In July 2003 the Company committed to the sale of its oil and gas properties.

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

      The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at June 30, 2003:

                                              United States                       Canada                         Total
                                         ----------------------------- ---------------------------  ---------------------------
                                                            Proved                      Proved                       Proved
                                            Proved        Developed      Proved       Developed       Proved       Developed
                                         -------------   ------------- ------------  -------------  -----------   -------------
                                              (000's Omitted)               (000's Omitted)

Oil                             (Bbls)            571             427          211            211          782             638

Gas                             (Mcf)           8,849           8,596       10,167         10,167       19,016          18,763

Net present value @ 10%                      $ 21,745        $ 19,948     $ 24,083       $ 24,083     $ 45,828        $ 44,031



      Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at September 30, 2003.

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

In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003 and will be effective in the forth quarter for all variable interest entities created prior to January 31, 2003. The Company does not believe that this Interpretation will have a significant impact on the Company's financial statements.

2.          SEGMENT INFORMATION

The Company is engaged in the exploration of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent. In July 2003 the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to present oil and gas operations as "Discontinued Operations" in 2002 and 2003. The Company also conducts real estate operations throughout the United States, owning apartment complexes as well as commercial and retail properties.

Oil and Gas

The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. In July 2003 the Company committed to the sale of its oil and gas properties.

Real Estate

The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes as well as commercial and retail properties. During the third quarter the Company sold two real estate properties. While the Company plans to reinvest the proceeds of one in a like-kind property, the gains, revenue, operating expenses and mortgage interest expense have been reflected as Discontinued Operations - Real Estate as required by FAS 144. The net cash from the real estate sale, intended to be reinvested in like-kind property to defer income taxes which would normally be due upon sale of an asset, is shown as Restricted Cash. In addition, real estate properties currently under contract for sale are reflected as Real Estate Properties - Held for Sale.

Corporate

The Company holds investments in certain marketable securities, which are classified as available for sale. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holding in marketable securities and focused its resources in the oil and gas and real estate divisions. During the quarter ended September 30, 2003 the Company sold the majority of its marketable securities in the open market and used the proceeds to reduce its debt as well as to improve its cash balances.

The following segment data is presented based on the Company's internal management reporting system-

                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------------------------
                                                                          2003                         2002
                                                                      (Unaudited)                   (Unaudited)
                                                                  ---------------------       ------------------------
Revenues-
  Oil and gas - United States                                             $  3,805,000                   $  2,672,000
  Oil and gas - Canada                                                       4,087,000                      1,494,000
  Real estate                                                               11,018,000                     10,989,000
                                                                  ---------------------       ------------------------
                                                                          $ 18,910,000                   $ 15,155,000
                                                                  ---------------------       ------------------------

Income (loss) from operations and reconciliation
to income before provision for income taxes-
  Oil and gas - United States (a)                                         $    850,000                   $   (254,000)
  Oil and gas - Canada (a)                                                   1,255,000                        709,000
  Real estate                                                                1,037,000                      2,084,000
  Corporate                                                                   (771,000)                      (452,000)
                                                                  ---------------------       ------------------------
      Income from operations                                                 2,371,000                      2,087,000
  Other income                                                               5,431,000                      2,322,000
  Interest expense                                                          (3,568,000)                    (3,441,000)
                                                                  ---------------------       ------------------------
      Income before provision for income taxes                            $  4,234,000                   $    968,000
                                                                  ---------------------       ------------------------

Identifiable assets-
   Oil and Gas Properties - United States                                 $ 14,133,000                   $ 18,172,000
   Oil and Gas Properties - Canada                                          20,016,000                     14,147,000
   Real estate properties                                                   55,156,000                     58,248,000
   Corporate                                                                16,900,000                     11,610,000
                                                                  ---------------------       ------------------------
                                                                          $106,205,000                   $102,177,000
                                                                  ---------------------       ------------------------

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

                                                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                                    --------------------------------------------------
                                                                           2003                        2002
                                                                       (Unaudited)                  (Unaudited)
                                                                    -------------------       ------------------------
Revenues-
   Oil and gas - United States                                            $  1,245,000                  $   1,036,000
   Oil and gas - Canada                                                      1,342,000                        563,000
   Real estate                                                               3,663,000                      3,695,000
                                                                    -------------------       ------------------------
                                                                          $  6,250,000                  $   5,294,000
                                                                    -------------------       ------------------------

Income (loss) from operations and reconciliation
to income before provision for income taxes-
   Oil and gas - United States (a)                                        $    (56,000)                 $     (67,000)
   Oil and gas - Canada (a)                                                    268,000                        259,000
   Real estate                                                                 311,000                        577,000
   Corporate                                                                  (358,000)                      (113,000)
                                                                    -------------------       ------------------------
      Income from operations                                                   165,000                        656,000
   Other income                                                              3,549,000                        543,000
   Interest expense                                                           (982,000)                    (1,123,000)
                                                                    -------------------       ------------------------
      Income before provision for income taxes                            $  2,732,000                  $      76,000
                                                                    -------------------       ------------------------

(a) Represents revenues less all operating costs, including applicable depreciation, depletion and amortization.

3.       COMPREHENSIVE INCOME

      Comprehensive income for the nine months ended September 30, 2003 and 2002 is as follows:

                                                                                2003                 2002
                                                                            (Unaudited)          (Unaudited)
                                                                          ---------------     -----------------
       Net income                                                             $3,099,000              $726,000
                                                                          ---------------     -----------------
       Other comprehensive income net of taxes
         Foreign currency translation adjustments                              1,694,000               498,000
         Change in unrealized gain (loss) on marketable securities              (423,000)             (682,000)
                                                                          ---------------     -----------------
       Other comprehensive income                                              1,271,000              (184,000)
                                                                          ---------------     -----------------
       Comprehensive income                                                   $4,370,000              $542,000
                                                                          ===============     =================

      Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2002 and for the nine months ended September 30, 2003 are as follows-

                                                                Unrealized Gains           Cumulative            Accumulated
                                                                   (Losses) on          Foreign Currency            Other
                                                               Available-for-Sale          Translation          Comprehensive
                                                                   Securities              Adjustment           Income (Loss)
                                                             ------------------------  --------------------  --------------------
        BALANCE,  December 31, 2001                                       $1,095,000          $(3,830,000)          $(2,735,000)
              Change for the year 2002                                      (442,000)              88,000              (354,000)
                                                             ------------------------  --------------------  --------------------
        BALANCE,  December 31, 2002                                          653,000           (3,742,000)           (3,089,000)
               Change for the nine months                                   (423,000)           1,694,000             1,271,000
                                                             ------------------------  --------------------  --------------------
        BALANCE,  September 30, 2003 (unaudited)                            $230,000          $(2,048,000)          $(1,818,000)
                                                             ========================  ====================  ====================

4.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share-

                                                               Nine Months Ended September 30,      Three Months Ended September 30
                                                            -------------------------------------  ---------------------------------
                                                                 2003                 2002              2003              2002

Numerator-
  Net income from continuing operations                         $1,327,000             $ 255,000        $1,051,000        $(213,000)
  Net income from discontinued operations                        1,772,000               471,000           727,000          282,000
                                                            ---------------     -----------------  ----------------  ---------------
        Net Income                                              $3,099,000              $726,000        $1,778,000        $  69,000
                                                            ===============     =================  ================  ===============
Denominator-
  Weighted average common
   shares outstanding - Basic                                    7,809,833             7,838,987         7,809,833        7,818,281
Incremental shares from assumed
      conversions of stock options                                  86,377                 3,987           125,973           10,425
                                                            ---------------     -----------------  ----------------  ---------------
Weighted average common shares
            outstanding - Diluted                                7,896,210             7,842,974         7,935,806        7,828,706
                                                            ===============     =================  ================  ===============

Basic earnings per share:
    Earnings (loss) per share from continuing operations           $  0.17               $  0.03           $  0.13        $   (0.03)
    Earnings per share form discontinued operations                   0.23                  0.06              0.09             0.04
    Net earnings applicable to common shareholders                 $  0.40               $  0.09           $  0.22         $   0.01

Diluted earnings per share:
    Earnings (loss) per share from continuing operations           $  0.17               $  0.03           $  0.13        $   (0.03)
    Earnings per share form discontinued operations                   0.22                  0.06              0.09             0.04
    Net earnings applicable to common shareholders                 $  0.39               $  0.09           $  0.22          $  0.01


5.    OTHER INCOME

      Other income for 2003 includes $1,000,000 received as the beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are nontaxable to the Company.

6.    INTEREST EXPENSE

During the first quarter of 2003 the Company was able to refinance and modify the majority of its mortgage notes payable reducing its overall effective interest rate from 7.36% to 6.22% and extending its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.

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

As of September 30, 2003 and 2002, 7,809,833 and 7,838,987, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of September 30, 2003 and 2002, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

The Company does not have significant lease commitments or post retirement benefits.


8.    INCOME TAXES

On January 7, 2003 the Company's former Chairman and President who had been serving as its Senior Consultant, passed away. The Company was the beneficiary of $1,000,000 of life insurance proceeds in the first quarter of 2003 that are not taxable income.

9.    SUBSEQUENT EVENT

During the fourth quarter, the Company sold a real estate property for a pre-tax gain of $628,000 and realized proceeds of $1,261,000. Said proceeds are intended to be reinvested in like-kind property.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion addresses material changes in results of operations for the three month and nine month periods ended September 30, 2003, compared to the three month and nine month period ended September 30, 2002, and its financial condition since December 31, 2002. It is presumed that readers have read or have access to Wilshire's 2002 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

      Net earnings for the three months ended September 30 increased from $69,000 or $0.01 per share for 2002 to $1,778,000 or $0.23 per share in 2003.
Net earnings for the nine months ended September 30 increased from $726,000 or $0.09 per share for 2002 to $3,099,000 or $0.40 per share in 2003. Operations are shown as continuing and discontinued as a result of the Company's announced plans to sell its oil and gas operations in July 2003 as well as having to reflect the net income and gain from the sale of two real estate properties sold in the period as discontinued operations.

Results of Operations


Three Months Ended September 30 - Continuing Operations


      Revenues increased from $3,251,000 in 2002 to $3,490,000 in 2003, an increase of $239,000 or 7.3% in 2003 based on improved occupancies.

      Operating expenses increased from $2,126,000 in 2002 to $2,211,000 in 2003, an increase of $85,000 or 4.0% in 2003 due to increased utility, insurance and maintenance expenses.

      Depreciation and amortization increased from $549,000 in 2002 to $725,000 in 2003, an increase of $176,000. Approximately $81,000 of the increase represents amortization expense applicable to the write off of mortgage costs incurred for a refinancing that was terminated and additional depreciation applicable to 2003 and 2002 capital improvements.

      General and administrative expense increased from $370,000 in 2002 to $615,000 in 2003. This increase was primarily due to higher corporate insurance, professional fees and salary expense in 2003.

      Income from operations of $206,000 in 2002 declined to a loss of $(61,000) in 2003. This change was primarily due to higher depreciation and amortization applicable to the write off of mortgage costs incurred for a refinancing that was terminated and additional depreciation applicable to 2003 and 2002 capital improvements.

      Other income increased from $459,000 in 2002 to $2,531,000 in 2003. This increase was mainly the result of the sale of securities owned by the Company for a gain of $2,361,000.

      Net income (loss) from continuing operations increased from ($213,000) or ($0.03) per share in 2002 to $1,051,000 or $0.13 per share in 2003 due primarily to the gain on the sale of the securities.

Three Months Ended September 30 - Discontinued Operations

      Revenues increased from $1,599,000 in 2002 to $2,587,000 in 2003, an increase of $988,000. This increase is mainly due to increased natural gas production from the Medicine Hat-Hilda drilling program in Canada completed at the end of 2002. Average prices for oil and natural gas also increased in the third quarter of 2003. The average price of a barrel of oil that the Company received in 2003 was $28.90 compared to $23.12 in 2002, an increase of $5.78. The average price per MCF of natural gas the Company received was $4.32 in the third quarter of 2003 compared to $2.60 in 2002, an increase of $1.72. Production of oil in the third quarter of each year was similar but natural gas production increased in 2003 to 470,339 MCF from 445,120 MCF in 2002.

      Production expenses decreased from $650,000 in 2002 to $624,000 in 2003. Depletion expense increased from $610,000 in 2002 to $884,000 in 2003 due to a revision of the Company's reserves due to a new reserve study for Canada and the United States that was performed as of June 30, 2003 and an increase in oil and natural gas sales.

      Discontinued operations - Real estate, net of taxes includes the sale of two real estate properties. Income increased from $158,000 in 2002 to $632,000 in 2003. The gain was due to the sale of two properties in Florida in the third quarter of 2003. Earnings per share increased from $0.02 in 2002 to $0.08 in 2003.

      Discontinued operations - Oil and gas, net of taxes decreased from $124,000 in 2002 to $95,000 in 2003. Earnings per share decreased from $0.02 in 2002 to $0.01 in 2003. The decrease in net income was mainly due to $414,000, net of tax, in expenses incurred due to the expected sale of oil and gas properties, offset by increased natural gas production and higher average prices for oil and gas the Company received in the current quarter.

      Income from discontinued operations for the third quarter increased from $282,000 or $0.04 per share in 2002 to $727,000 or $0.09 per share in 2003, reflecting the sale of the real estate properties and the increase in production and prices received in the oil and gas operations discussed above.


Nine Months Ended September 30- Continuing Operations

      Revenue increased from $10,163,000 in 2002 to $10,453,000 in 2003, an increase of $290,000 or 2.9% based on improved occupancies.

      Operating expenses increased from $6,074,000 in 2002 to $6,391,000 in 2003, an increase of $317,000 or 5.2%. This increase was due to higher utility, maintenance and insurance expenses.

      Depreciation and amortization increased from $1,646,000 in 2002 to $2,212,000 in 2003. This increase includes $322,000 of amortization expense applicable to the write-off of unamortized mortgage costs associated with debt that was refinanced and additional depreciation applicable to 2003 and 2002 capital improvements.

      General and administrative expenses increased from $1,097,000 in 2002 to $1,591,000 in 2003. This increase was primarily due to higher corporate insurance, professional fees and salary expense in 2003.

      Income from operations decreased from $1,346,000 in 2002 to $259,000 in 2003. This decrease was due to increased expenses in 2003 as noted above.

      Other income increased from $2,061,000 in 2002 to $4,413,000 in 2003. This increase includes $1,000,000 received by the Company in 2003 as a beneficiary of life insurance policies of the life of the Company's former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are not taxable to the Company. Also included in other income for 2003 are gains from the sale of securities of $2,621,000, exceeding gains from 2002 by $1,904,000.

      Interest expense for the first nine months of 2003 was $3,283,000 compared to $3,126,000 for the same period in 2002. Interest expense in 2003 includes a one time prepayment penalty of $469,000 to secure the refinancing of real estate properties. This refinancing of the mortgage notes payable reduced the effective rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.

      Net income from continuing operation's increased from $255,000 in 2002 to $1,327,000 in 2003. Earnings per share increased from $0.03 in 2002 to $0.17 in 2003. This increase is primarily due to the increase in other income reduced by a reduction in income from operations as previously discussed.


Nine Months Ended September 30- Discontinued Operations

      Revenues increased from $4,166,000 in 2002 to $7,892,000 in 2003. This increase was mainly due to increased production from the Medicine Hat-Hilda drilling program in Canada. Average prices received for oil in the nine months of 2003 was $28.71 per barrel compared to $20.47 in 2002, an increase of $8.24. The average price for natural gas received in 2003 was $4.41 per MCF compared to $2.38 in 2002, an increase of $2.03.

      Production of oil in 2003 for the first nine months was 54,000 BBls compared to 58,000 BBls in 2002. Production of natural gas was 1,425,000 MCF in 2003 compared to 1,183,000 MCF in 2002.

      The increase in average price received, combined with the increased production of natural gas, resulted in the higher revenues in 2003.

      Production expense increased from $1,801,000 in 2002 to $1,908,000 in 2003. This increase was due to increased production in 2003. Depletion expense increased from $1,542,000 in 2002 to $2,447,000 in 2003. This increase was due to greater production as well as the revised reserve study mentioned previously.

      Discontinued operations - Real estate, net of taxes includes the net income from the operations and gain from the sale of two real estate properties. Income for the nine months of 2002 was $148,000 or $0.02 per share compared to $552,000 or $0.07 per share in 2003.

      Discontinued operations - Oil and gas, net of taxes increased in the first nine month of 2003, compared to the same period in 2002. This increase, as discussed above was mainly due to increased natural gas production and higher average prices for oil and natural gas in 2003. Net income was reduced by $414,000, net of tax, relating to expenses incurred due to the expected sale of oil and gas properties. Net income for 2002 was $323,000 or $0.04 per share compared to $1,220,000 or $0.17 per share for 2003.

      Income from discontinued operations for the nine month ended September 30, 2002 was $471,000 or $0.06 per share compared to $1,772,000 or $0.23 per share in 2003. This increase was due, as discussed above, to the sale of two real estate properties and increased production and higher prices for oil and natural gas in 2003.

Liquidity and Capital Resources


      At September 30, 2003 the Company had approximately $2.2 million in marketable securities at market value, down from $9.9 million at December 31, 2002. This reduction resulted from the sale of securities in 2003 for $9,492,000, realizing a gain of $2,621,000. The Company had $ .8 million in short-term debt on September 30, 2003 compared to $7.3 million on December 31, 2002. The Company used the proceeds of the sale of securities to pay down its short term debt. The current ratio was 3.1 to 1 at September 30, 2003 compared to 1.5 to 1 at December 31, 2002. The Company's working capital was approximately $9.5 million at September 30, 2003, an increase of $3.6 million from $5.9 million on December 31, 2002. Management considers these amounts adequate for the Company's current business.

      In July 2003 the Company committed to the sale of its oil and gas operations and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds in a manner designed to maximize shareholder value. On September 4, 2003, the Company announced that several parties approached the Company's investment banker expressing an interest in acquiring the Company. As previously stated, the Company's focus remains on maximizing shareholder value whether by selling one or more portions of the Company to acquirers willing to pay fair value or remaining independent. The decision the Company is now embarking on will help to determine in fact whether shareholder value is best served in Wilshire stock, stock of a potential acquirer or cash for Wilshire shareholders to invest elsewhere.

      In the meantime, the Company continues to participate in oil and gas prospects and to explore real estate acquisitions as they arise. The timing of any such acquisitions will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. During the fourth quarter, the Company realized proceeds of $1,261,000 from the sale of a real estate property generating a pretax gain of $628,000. In addition, the Company has under contract the sale of another real estate property that will also generate $2.6 million in net proceeds during the fourth quarter of this year. However, while the Company anticipates that this sale will occur and that it will actively explore other real estate acquisition opportunities, no assurance can be given that the sale or potential acquisitions will occur.

      Net cash provided by operating activities increased from $3,070,000 in 2002 to $6,846,000 in 2003. The increase of $3,776,000 is mainly due to an increase in net income, depreciation, depletion and amortization expense and an increase in deferred income taxes, offset by gains on sale of marketable securities and real estate assets.

      Net cash provided by investing activities increased from $1,399,000 in 2002 to $1,135,000 in 2003. The increase principally relates to the sale of marketable securities and real estate properties reduced by property and equipment additions in the Medicine Hat drilling program in Canada.

      Net cash used in financing activities increased from $6,838,000 in 2002 to $7,513,000 in 2003. This increase principally relates to the issuance of long-term debt, the related costs associated with the overall refinancing during the first quarter of 2003 and the repayment of the loan payable to shareholder in 2003.

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

      The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at June 30, 2003:


                                              United States                       Canada                         Total
                                         ----------------------------- ---------------------------  ---------------------------
                                                            Proved                      Proved                       Proved
                                            Proved        Developed      Proved       Developed       Proved       Developed
                                         -------------   ------------- ------------  -------------  -----------   -------------
                                              (000's Omitted)               (000's Omitted)

Oil                             (Bbls)            571             427          211            211          782             638
Gas                             (Mcf)           8,849           8,596       10,167         10,167       19,016          18,763
Net present value @ 10%                      $ 21,745        $ 19,948     $ 24,083       $ 24,083     $ 45,828        $ 44,031


      Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at September 30, 2003.

      The Company currently operates 3.6% of the total wells it participates in.

      Net acreage under leases totaled 3,875 as of September 30, 2003. During the remainder of 2003 and the next three calendar years, leases representing the following net acreage will expire:

                           Balance of 2003         0
                           2004                 1047
                           2005                  151
                           2006                    0

Impairment of Property and Equipment

      In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. SFAS 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption impacted how the Company reported its results of operations and financial position as of September 30, 2003 and 2002.

      On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at September 30, 2003 that the value of any of its rental properties is impaired.

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

Foreign Operations

      The assets and liabilities of the Company's Canadian subsidiary have been translated at quarter-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation gains and losses are reflected as a component of "Accumulated other comprehensive income (loss)" until the sale or liquidation of the underlying foreign investment.

      Unremitted earnings of the Canadian subsidiary are intended to be permanently invested in Canada and are subject to foreign taxes substantially equivalent to United States Federal income taxes. The unremitted earnings on which the Company has not been required to provide Federal income taxes amounted to approximately $9,052,000 and $8,187,000 at September 30, 2003 and December 31, 2002, respectively. It is anticipated that if these earnings are remitted to the Company, such remission will only be subject to a 5% withholding tax which has been already provided for on the Company's balance sheet.


Accounting for Stock-Based Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Forward-Looking Statements

      This Report on Form 10-Q for the quarter ended September 30, 2003 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, volatility of oil and gas prices, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil and gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil and gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Item 3 -  Qualitative and Quantative Disclosure About  Market Risk

      The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss.

      The Company is exposed to changes in interest rates from its floating rate debt arrangements. At September 30, 2003, the Company had $59,141,000 of debt outstanding of which $56,621,000 bears interest at fixed rates. The interest rate on the Company's revolving credit lines, under which $2,520,000 was outstanding at September 30, 2003, is at prime for US borrowings and prime plus ..25% for its Canadian revolving demand loan. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at September 30, 2003 would adversely affect the Company's annual interest cost by approximately $25,000 assuming borrowed amounts under the revolving credit lines remained at $2,520,000.

SUMMARY OF INDEBTNESS

      Long-term debt as of September 30, 2003 and December 31, 2002 consists of the following -

                                            2003                  2002
                                        (Unaudited)
                                       ---------------    --------------------
       Mortgage notes payable             $56,621,000             $55,236,000
       Note payable                                 -               5,475,000
       Revolving line of credit                     -               4,100,000
       Revolving demand loan                2,520,000                 895,000
                                       ---------------    --------------------
       Total                               59,141,000              65,706,000
       Less-Current portion                 3,282,000               7,314,000
                                       ---------------    --------------------
       Long term portion                  $55,859,000             $58,392,000
                                       ===============    ====================

      The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2003 and thereafter are -

                         2003                                       $ 3,282,000
                         2004                                           834,000
                         2005                                           889,000
                         2006                                           947,000
                         2007                                         1,019,000
                         Thereafter                                  52,170,000
                                                              ------------------
                                                                   $59,141,000
                                                              ==================

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

Item 6 - Exhibits and Reports on Form 8-K

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

      The Company has filed the following Form 8-K for the quarter ended September 30, 2003.

Date of Report
(Date of Earliest Event)      Filing Dates         Subject
------------------------      ------------         -------
August 18, 2003               August 19, 2003      Item 9 - Results of fiscal quarter ended June 30, 2003 and press Release.

September 4, 2003             September 4, 2003    Item 9 - Press release announcing that several parties have approached the
                                                            Company's investment bankers expressing a preliminary interest in acquiring the Company.

                               S I G N A T U R E S



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WILSHIRE ENTERPRISES, INC.
                               --------------------------
                               (Registrant)








Date:  November 14, 2003       /s/S. Wilzig Izak
                               -----------------
                               By:      S. Wilzig Izak
                               Chairman of the Board and Chief Executive Officer





                               /s/Philip G. Kupperman
                               ----------------------
                               By:      Philip G. Kupperman
                               President and Chief Financial Officer