Form 10-K
period 2003-12-31
WILSHIRE OIL CO OF TEXAS
filed 2004-03-30
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
    [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                       OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

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
                                                     ---------------

Securities registered pursuant to Section 12 (b) of the Act:
                                                         Name of each exchange
          (Title of each class)                           On which registered
          ---------------------                           -------------------
Common Stock, $1 par value                              American  Stock Exchange
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes  x          No
                       ---            ---

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes      No  x
    ---     ---

The aggregate market value of the shares of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2003), was $25,154,919.

The number of shares of the Registrant's $1 par value common stock outstanding as of March 26, 2004 was 7,802,831.

                       Documents Incorporated by Reference

Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A on or before April 29, 2004 (Part III)

================================================================================

                           WILSHIRE ENTERPRISES, INC.

                                    FORM 10-K

                   For The Fiscal Year Ended December 31, 2003

                                      INDEX


Part I

Item 1.           Business
Item 2.           Properties
Item 3.           Legal Proceedings
Item 4.           Submission of Matters to a Vote of Security Holders
Part II
Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters
Item 6.           Selected Financial Data
Item 7.           Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 7A.          Quantitative and Qualitative Disclosures about Market Risk
Item 8.           Financial Statements and Supplementary Data
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Item 9A.          Controls and Procedures
Part III
Item 10.          Directors and Executive Officers of the Registrant
Item 11.          Executive Compensation
Item 12.          Security Ownership of Certain Beneficial Owners and Management
Item 13.          Certain Relationships and Related Transactions
Item 14           Principal Accountant Fees and Services
Part IV
Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K
                  Signatures


                                     PART I

Item 1.  BUSINESS
                                   BACKGROUND

         Wilshire Enterprises, Inc. (the "Company", "Registrant" or "Wilshire") was incorporated under the laws of the State of Delaware on December 7, 1951. The Company changed its name from Wilshire Oil Company of Texas to Wilshire Enterprises, Inc. on June 30, 2003. The Company's principal executive offices are located at 921 Bergen Avenue, Jersey City, New Jersey 07306, (201) 420-2796.

          The Company is engaged in the ownership and management of real estate properties in Arizona, Florida, Georgia, New Jersey and Texas and in the exploration and development of oil and gas, both in its own name in and through wholly owned subsidiaries in the United States and Canada.

         In July 2003 the Company committed to the sale of its oil and gas operations and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds in a manner designed to maximize shareholder value. While subsequent to July 2003 representatives of the Company have communicated with third parties that have expressed an interest in acquiring the entire Company, to date those communication have not resulted in an agreement to sell the entire company. On March 17, 2004 the Company was pleased to announce that it entered into a definitive agreement to sell its U.S. oil and gas business, effective as of March 1, 2004 for $13.7 million in gross proceeds. This transaction, which is subject to due diligence review by the purchaser and other contractual conditions, is expected to close in April 2004. In addition, the Company announced that it is currently in negotiations with potential purchasers of its Canadian oil and gas assets and believes these efforts will culminate in an agreement to sell its Canadian oil and gas business in the near future. See Note 14 of the Notes to the Company's Consolidated Financial Statements. Until these sales are consummated, the Company will continue to participate in oil and gas prospects.

         As a result of the Company's determination in July 2003 to sell its oil and gas operations, the Company is required to report the results of such operations as a discontinued business. Furthermore, the Company is required to write-off the amount, if any, by which the carrying value of its oil and gas assets exceeds the market value of those assets. In analyzing the carrying value and market value of its Canadian oil and gas business as of December 31, 2003, the Company has determined that it must recognize a non-cash charge to earnings of $4.4 million, net of taxes, to eliminate a difference between the carrying value and estimated market value of its Canadian oil and gas business. This $4.4 million charge is primarily attributable to two factors:

         o Because the Company has been involved in the process of obtaining bids from one or more prospective purchasers, the Company is required to base its estimate of market value on the results of that process.

         o The carrying value of the Canadian oil and gas business must be translated from Canadian currency to U.S. currency. The historical changes in the currency exchange rate had a negative impact on the Company's carrying value of the Canadian oil and gas business


     The Company remains committed to maximizing shareholder value and intends to continue to explore all possible alternatives to accomplish this goal. The Company remains receptive to negotiating acceptable bids to acquire the entire Company, while at the same time is prepared to pursue the expansion of its real estate portfolio, by merger or otherwise. In the interim, the Company's goal is to increase the value of its real estate business, through improvements of its existing properties as well as the potential acquisition of new income generating assets and the potential opportunistic divestiture of select real estate assets. The Company cannot assure investors of any actions or of the timing of potential actions.

         The timing of any such acquisitions or divestitures will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company.

         This Annual Report on Form 10-K for the year ended December 31, 2003 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain factors which could materially affect such results and the future performance of the Company are described herein under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

               FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

          For financial segment information, see Note 9 of the Notes to the Company's Consolidated Financial Statements presented elsewhere herein. The Company has no export sales or sales to affiliated customers.


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

         The Company's properties in New Jersey consists of apartment properties having 481 units. In addition, the Company holds various commercial/retail properties, including a 75,000 sq. ft. office building, triple net 25 year leases with an experienced operator for its 65,000 square foot banquet and conference center and 89 room five star hotel in New Jersey and other undeveloped investment properties.

         The Company utilizes property management companies to assist in the management of its properties. Expenses incurred in operating the properties include, among other things, administrative costs, utilities, repairs and maintenance and property taxes.

         During the twelve months ended December 31, 2003, the Company did not acquire any properties. However, the Company sold three apartment complexes in Florida consisting of 62 units for $3.2 million and recognized a pre-tax gain on sale of $1.67 million.

         At December 31, 2003, the Company had 17 New Jersey properties, representing 260 units held for sale of which 14 properties were under contract to close during 2004, although there is no assurance that all of these contracts will be consummated. The estimated net selling price after closing costs of the 14 properties under contract for sale amounts to approximately $17.9 million, against a net book value of $12.0 million. A total of 11 of such properties are covered by a single contract providing for a purchase price of $11 million, against a net book value of $6.1 million. The Company has closed on the sale of one of such properties and expects to close on the remaining 10 properties covered by this contract on or about March 31, 2004. After payment of taxes and the payoff of related long-term debt, the sale of these 11 properties is expected to provide $5.6 million in capital resources.

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

         The real estate industry is intensely competitive in nature. The Company competes with many local, regional and national real estate operators and is not a significant factor in the markets in which it opeates.

         The Company's real estate operations are subject to existing federal and state laws regarding environmental quality and pollution control. Environmental regulations had no materially adverse effect on the Company's real estate operations during 2003, but no assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

         Please see Note 14, Subsequent Events, Real Estate, in the Company's Consolidated Financial Statements presented elsewhere herein regarding post year end real estate transactions.


OIL AND GAS OPERATIONS

         NOTE: As previously announced, the Company has entered into an agreement to sell its U. S. oil and gas business and is currently negotiating the sale of its Canadian oil and gas business. As is customary in agreements of this nature, the Company's ability to operate its oil and gas businesses are or will be restricted by the terms of its sale agreements. The description below of the Company's oil and gas businesses does not give effect to these agreements except where expressly noted to the contrary.

         For a glossary of oil and gas terms, see "Properties - Oil and Gas Properties - Glossary."

         The Company conducts its oil and gas operations on the North American continent. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan.

         As of December 31, 2003, eight employees are directly engaged in the oil and gas operations. In addition, the Company also has four consultants. Prospects for lease acquisitions are developed by various co-venturers and/or consultants.

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

         The Company participated in the drilling of 9 wells (.4 net) in 2003 compared to 218 (62.2 net) in 2002. The United States program in 2003 consisted of the drilling of 8 development wells ( .3 net) which were all successful. The Canadian drilling program in 2003 consisted of the drilling of 1 development well (.1 net), which was successfully completed as an oil well. Overall, the Company's drilling program had a success ratio of 100% in 2003.

         The Company's crude oil and condensate production is sold at posted field prices, primarily to major crude oil and condensate purchasers. For average posted field prices, for both oil and gas, see "Properties - Oil and Gas Properties - Production." The Company has no one purchaser that purchased in excess of 10% of its 2003 consolidated oil and gas revenues.

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

         The principal raw materials and resources necessary for the exploration for, and the acquisition, development, production and sale of, crude oil and natural gas are: leasehold or freehold prospects under which oil and gas reserves may be discovered, drilling rigs and related equipment to explore for and develop such reserves, casing and other capital assets required for the development and production of the reserves and knowledgeable personnel to conduct all phases of oil and gas operations. The Company must compete for such raw materials and resources with both major oil companies and independent operators and also with other industries for certain personnel and materials. Although the Company believes its current inventories of raw materials and resources are adequate to preclude any significant disruption of operations in the immediate future, the continued availability of such materials and resources to the Company cannot be assured.

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

          The Company's expenses relating to preserving the environment during 2003 were not significant in relation to operating costs and the Company expects no material changes in 2004. Environmental regulations have had no materially adverse effect on the Company's petroleum operations to date, but no assurance can be given that environmental regulations will not, in the future, result in a curtailment of production or otherwise have materially adverse effects on the Company's operations or financial condition.

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

INVESTMENT IN MARKETABLE SECURITIES

         The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. The Company over the years has decreased its holdings in marketable securities and focused its resources in the oil & gas and real estate divisions. In 2003 the Company sold most of its security holdings.


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

         The Company's Canadian subsidiary maintains an exploration office in Calgary, Alberta, Canada. The Company leases 1,583 square feet at a monthly rental of $3,408 Canadian. The Company is currently under a month to month lease.


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

                                      * * *

         Following are certain tables and other statistical data concerning the Company's reserves, production, acreage and other information with regard to the Company's oil and gas properties and operations. In reviewing these tables and other statistical data, investors should bear in mind that subsequent to December 31, 2003, the Company has entered into an agreement to sell its U.S. oil and gas business and is currently negotiating for the sale of its Canadian oil and gas business. See Item 1, "Business - Background" and Note 14 of the Notes to the Company's Consolidated Financial Statements.

         For information regarding costs incurred in 2003, see "Segment Information" in Note 9 of the Notes to Consolidated Financial Statements, presented elsewhere herein. For information regarding capitalized costs relating to oil and gas producing activities, see Note 11 of the Notes to Consolidated Financial Statements, presented elsewhere herein.

         Future revenues, net of development and production expenditures (Net Revenues), from estimated production of proved and proved developed reserves, based on existing economic conditions for each of the next three succeeding years, are estimated as follows:

                                     United States                                    Canada
                                    (000's Omitted)                               (000's Omitted)
                                    ----------------                              ---------------
                            Proved               Proved                    Proved         Proved
                           Reserves          Developed Reserves           Reserves    Developed Reserves
                           --------          ------------------           --------    ------------------
          2004               $3,649               $4,169                   $4,013         $4,005

          2005               $4,720               $3,836                   $3,486         $3,411

          2006               $3,437               $3,198                   $3,027         $2,958

     Remainder              $29,853              $27,853                  $27,575        $27,367


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

         For the year ended December 31, 2003, the Company engaged Ryder Scott Company to perform an engineering reserve study of the Company's entire reserves. For the year ended December 31, 2002, Ryder Scott was engaged to evaluate all the Company's reserves other than the Hilda field in Canada, which was separately evaluated by Citadel Engineering, Ltd.

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

          The following table sets forth summary information with respect to the estimates of the Company's Proved and Proved Developed Reserves at December 31 of the years indicated:

                                                              United States                    Canada
                                                      ------------------------         ------------------------
                                                                      Proved                           Proved
                                                       Proved        Developed          Proved        Developed
                                                      --------       ---------         --------       ---------
                                                            (000's Omitted)                  (000's Omitted)
     2003 Oil              (Bbls)                         590              446             144              144
          Gas              (Mcf)                        8,747            8,631           9,222            9,133
          Net present value @ 10%                     $21,342          $20,314         $19,437          $19,196

     2002  Oil             (Bbls)                         569              426             127              127
           Gas             (Mcf)                        8,597            8,464          15,281           15,281
           Net present value @ 10%                    $16,866          $15,250         $25,031          $25,031

     2001   Oil            (Bbls)                       1,122              396             786              464
            Gas            (Mcf)                        6,976            6,976          31,832           25,912
            Net present value @ 10%                   $11,724           $6,624         $33,590          $25,493

         The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available The reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

         The reduction in Canadian proved reserves from December 31, 2002 to December 31, 2003 reflects, in substantial part, a decline in production rates at certain properties, price changes, a reduction in gas quantities and a modification in the manner of calculating proved reserves that excludes in 2003 (but not in 2002) income from the processing of gas resources.

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10%, of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists available to the Company at the time the Company prepared its 2002 Financial Statements, the fair value of the estimated recoverable oil and gas reserves exceeded the unamortized cost of oil and gas properties at December 31, 2002.

         Because the Company's oil and gas business has been accounted for as a discontinued operation as of December 31, 2003, no ceiling test was conducted as of December 31, 2003. See Item 1, "Business - Background" for information regarding a $4.4 million, net of taxes, non-cash charge taken by the Company in connection with the preparation of its 2003 Consolidated Financial Statements.

         The Company currently operates 3.6% of the total wells it participates in.

         No Proved or Proved Developed Reserve estimates for oil and gas were filed with or included in reports to any other federal or foreign governmental authority or agency since the beginning of fiscal 2003 other than with the Securities and Exchange Commission.


Production Wells

          The following tabulations indicate the number of productive wells (gross and net) as of December 31, 2003:

                                              Gas                         Oil                Developed Acreage
                                       ----------------             -------------       -------------------------
                                       Gross        Net             Gross     Net        Gross               Net
                                       -----        ---             -----     ---        -----               ---

         United States                  438         73.5             419     71.6        49,127            19,899
         Canada                         527        132.0              15      2.0       168,540            26,909

Production

          The following table shows the Company's net production in barrels ("Bbls") of crude oil and in thousands of cubic feet ("Mcf") of natural gas (computed after deducting all outstanding interests, including basic royalties and overriding royalties) for the past three years (note - all $ dollar amounts presented are in U.S. dollars).

                       Oil and Condensate (Bbls)                              Gas (Mcf)
                     -------------------------------             ---------------------------------
                     United States            Canada             United Sates               Canada
                     -------------            ------             ------------               ------

              2003       47,000               27,000                 873,000             1,043,000
              2002       49,000               29,000               1,021,000               584,000
              2001       56,000               53,000               1,437,000               750,000


              Average sales price per unit of oil or gas produced:


                                     Oil                                      Gas
                        -----------------------------             ----------------------------
                         U.S.                 Canada               U.S.                 Canada
                         ----                 ------               ----                 ------
              2003      $ 29.46               $ 26.20             $ 4.17                $ 4.44
              2002      $ 22.80               $ 18.85             $ 2.70                $ 2.32
              2001      $ 22.82               $ 19.01             $ 2.26                $ 3.67

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

Average Production Cost Per Equivalent Barrel of Oil in the United States and
Canada:

                                                 2003       2002       2001
                                                 ----       ----       ----

            United States....................   $8.25      $7.78      $6.25
            Canada............................  $5.26      $4.48      $3.57

          Unit cost is computed on equivalent barrels of oil equating gas to oil based on BTU content. This method is appropriate for the Company since several properties produce both oil and gas and production costs are not segregated.

         The components of production costs may vary substantially among wells depending on the methods of recovery employed and other factors, but generally include severance taxes, administrative overhead, maintenance and repair, labor and utilities.

Oil and Gas Leases

         The following tabulation indicates the undeveloped acreage leased by the Company as of December 31 of the years indicated:

                                2003                     2002
                                ----                     ----
                           Undeveloped Acres       Undeveloped Acres
                           -----------------       ------------------
                           Gross        Net        Gross         Net

         United States     19,809      3,814       20,072      5,977
         Canada            21,768      3,784       21,768      3,784

          A "gross" acre is an acre in which the Company owns a working interest. A "net" acre is deemed to exist when the sum of the fractional working interests owned by the Company in gross acres equals one.

Drilling

         The following table sets forth the results of the Company's drilling programs for the years covered:

                             Exploratory Wells                               Development Wells
              -------------------------------------------      -------------------------------------------
                Net Productive              Net Dry              Net Productive              Net Dry
              ------------------      -------------------      ------------------       ------------------
              U.S.        Canada      U.S.         Canada      U.S.        Canada       U.S.        Canada
              ----        ------      ----         ------      ----        ------       ----        ------

2003             -           -           -            -          .3           .1         -            -
2002             -           -           -             .3        .3         61.6         -            -
2001             -           -            .7          -          .2           .3         -            .3
2000             -           -           -            -         0.5          2.6         -            -
1999             -           -           1.5          -         -            3.9         -            -


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

Location                           General Character
--------                           -----------------
Arizona                            378 Unit  Apartment Complex
Arizona                            340 Unit Apartment Complex
Arizona                            70 Unit Apartment Building
Arizona                            53,000 Sq. ft. Office Building
Arizona                            65,000 Sq. ft. Retail/Medical use Complex
Texas                              228 Unit Apartment Complex
Texas                              180 Unit Apartment Complex
Florida                            28,000 Sq. ft. Office Building
Georgia                            72 Unit Apartment Complex
New Jersey                         Apartment Properties (473 units), including
                                     a 132 unit apartment complex
New Jersey                         Commercial/Retail Properties, including a
                                     75,000 sq. ft. office building
New Jersey                         Other undeveloped investment properties

         The Company considers all of its properties both owned and leased, together with the related furniture, fixtures and equipment contained therein, to be well maintained, in good operating condition, and adequate for its present and foreseeable future needs.

         The Company has entered into contracts to sell certain of its Jersey City, New Jersey real estate properties. See Item 1, "Business - Real Estate Operations" and Note 14 of the Notes to the Company's Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS

         At December 31, 2003, the Company was not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003

                                     PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the past two years:

                              (All in ($) Dollars)

                    Quarter 1       Quarter 2        Quarter 3        Quarter 4
                    ---------       ---------        ---------        ---------
                  High  -   Low    High  -  Low    High  -  Low    High  -   Low
                  -------------    -------------   ------------    -------------
         2003     4.00  -  3.51    5.00  -  3.37   5.95  -  4.50   7.09  -  5.31
         2002     3.90  -  3.05    5.09  -  3.00   4.00  -  3.25   3.75  -  2.90

         As of March 26, 2004 there were 6,510 common shareholders of record.

         The Company has not paid any dividends to shareholders during the past two years, as it has invested approximately $2.5 million each year in capital improvements to enhance its real estate portfolio and remain competitive in the market place. Additionally, the Company entered into a major drilling program in Canada for which it obtained a revolving loan of up to $5,088,000 to fund its participation. The loan requires the Company to repay the outstanding debt solely from available cash generated from its Canadian operations until the debt is paid in full. The Company's Canadian subsidiary is precluded from paying dividends to the Company until this loan is paid in full. As of December 31, 2003, approximately $2.0 million remained outstanding. If the sale of the Canadian assets are consummated, this loan will be repaid.

The Board of Directors will consider the payment of dividends from time to time in the future based on the Company's results of operations and capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth our selected financial data and should be read in conjunction with our Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

         In connection with this Annual Report on Form 10-K, we are restating our Audited Consolidated Financial Statements as a result of Statement of Financial Accounting Standard No. 144 or SAS 144. "Accounting for the Impairment of Disposal of Long-Lived Assets. Pursuant to SAS 144, we have classified our oil and gas properties and certain real estate properties as held for sale in compliance with SAS 144, and have reported revenue and expenses from our oil and gas operations and such real estate properties as Discontinued Operations, Net of Tax for each period presented in our Annual Report on Form 10-K. This reclassification had no effect on our reported net income.

         The selected financial information, set forth below reflects the prior period reclassification of oil and gas operations as Discontinued Operations and certain real estate properties classified as held for sale during 2003.

                              FINANCIAL HIGHLIGHTS

               (In thousands of dollars except per share amounts)


                                                                                   For the Year Ended December 31
                                                           ------------------------------------------------------------------------
                                                               2003          2002          2001          2000           1999
                                                           ------------  ------------  ------------  ------------   --------------

STATEMENT OF INCOME
  Real Estate Revenues                                     $  12,137     $  12,102      $  11,602     $ 10,522       $ 10,237
  Gross Profit (a)                                         $     108     $   1,489      $   1,986     $  1,923       $  2,302
  Net Income (Loss) Continuing Operations                  $     908     $       6      $  (1,883)    $ (1,000)      $   (564)
  Net Income  (Loss)Discontinued Operations -
        Real Estate, Net of taxes                          $     897     $      62      $     494     $   (170)      $    249
   Net Income (Loss) Discontinued Operations -
        Oil & Gas, Net of taxes                            $  (3,178)(b) $   1,008      $   1,841     $  2,394       $    929
    Net Income (Loss)                                      $  (1,373)    $   1,076      $     452     $  1,224       $    614
    Basic earnings (Loss)per share
        from Continuing Operations                         $    0.12     $    0.00      $   (0.30)    $  (0.12)      $  (0.07)
    Basic earnings (Loss) per share from
        Discontinued Operations                            $   (0.29)    $    0.14      $    0.36     $   0.27       $   0.14
    Total basic earnings (Loss) per share                  $   (0.17)    $    0.14      $    0.06     $   0.15       $   0.07
    Diluted earnings (Loss) per share
         from Continuing Operations                        $    0.12     $    0.00      $   (0.30)    $  (0.12)      $  (0.07)
    Diluted earnings (Loss )per share from
         Discontinued Operations                           $   (0.29)    $    0.14      $    0.36     $   0.27       $   0.14
    Total diluted earnings (Loss) per share                $   (0.17)    $    0.14      $    0.06     $   0.15       $   0.07
BALANCE SHEET
    Total assets at year end                               $  98,997     $ 107,920      $ 107,903     $ 98,541       $ 90,527
    Long term obligations                                  $  51,698     $  53,791      $  60,661     $ 46,701       $ 46,935
    Stockholders' Equity                                   $  24,527     $  24,239      $  26,693     $ 21,428       $ 23,968


(a)Gross profit relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.
(b)Reflects a $4.4 million, net of taxes, non-cash charge to earnings resulting from a disparity between the carrying value and market value of the Company's Canadian oil and gas business. See Item 1, "Business - Background" and Note 14 of the Notes to the Company's Consolidated Financial Statements.

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
               (In thousands of dollars except per share amounts)

                                                       2003
                                                       ----

                                                                 1st(a)     2nd      3rd      4th         Year
                                                                -------  --------  -------  --------    ---------

Total Real Estate Revenues                                      $2,972   $ 3,042   $3,022   $ 3,101     $ 12,137
                                                                -------  --------  -------  --------    ---------
Gross Profit Real Estate (a)                                    $  230   $   393   $  204   $   148     $    975
                                                                -------  --------  -------  --------    ---------
Net Income (Loss) from Continuing Operations                    $  486   $  (187)  $1,045   $  (436)(b) $    908
Discontinued Operations - Real Estate, Net of Taxes( c)           (119)       (4)     624       396          897
Discontinued Operations - Oil & Gas, Net of Taxes (d)              646       457       78    (4,359)      (3,178)
                                                                -------  --------  -------  --------    ---------
Net Income (Loss)                                               $1,013   $   266   $1,747   $(4,399)    $ (1,373)
                                                                -------  --------  -------  --------    ---------
Basic Net Income (Loss) Per Share:
   Continuing Operations                                        $ 0.06   $ (0.02)  $ 0.13   $ (0.05)    $   0.12
   Discontinued Operations                                      $ 0.07   $  0.06   $ 0.09   $ (0.51)    $  (0.29)
                                                                -------  --------  -------  --------    ---------
Basic Total Net Income (Loss) Per Share                         $ 0.13   $  0.04   $ 0.22   $ (0.56)    $  (0.17)
                                                                -------  --------  -------  --------    ---------

(a) - Net income for the first quarter of 2003 as previously reported has been reduced by $78,000 to record the under-accrual of certain General and Administrative expenses. Such change adjusted net income per share for the first quarter 2003 from $0.14 to $0.13.

(b) - Adjustments have been made with respect to fourth quarter results that relate to previous quarters. The quarterly data set forth above reflects these adjustments. Fourth quarter results include a charge of $154,000, net of taxes, related to professional fees and other expenses associated with the Company's efforts to explore alternatives to maximize shareholder value.

(c ) - Gross profit and discontinued operations relating to real estate represent total real estate revenues less real estate operating costs and related depreciation. See Note 13 of the Notes to the Company's Consolidated Financial Statements.

(d) - Discontinued Operations relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization. In addition, fourth quarter results reflect the above-mentioned $4.4 million non-cash charge. See Item 1, "Business-Background" and Note 14 of the Notes to the Company's Consolidated Financial Statements.

                            QUARTERLY FINANCIAL DATA
                                   (Unaudited)
               (In thousands of dollars except per share amounts)

                                                                            2002
                                                                            ----
                                                                       1st        2nd          3rd          4th         Year
                                                                  ----------   --------   -----------  -----------  -----------

Total Real Estate Revenues                                           $3,111     $2,878        $3,046      $ 3,067      $12,102
                                                                  ----------   --------   -----------  -----------  -----------
Gross Profit Real Estate (a)                                         $  818     $  545        $  494      $   287      $ 2,144
                                                                  ----------   --------   -----------  -----------  -----------
Net Income (Loss) from Continuing Operations                         $  390     $  115        $ (209)     $  (290)     $     6
Discontinued Operations - Real Estate, Net of Taxes (a)                 (87)        48           154          (53)          62
Discontinued Operations - Oil & Gas, Net of Taxes (b)                   147         44           124          693        1,008
                                                                  ----------   --------   -----------  -----------  -----------
Net Income                                                           $  450     $  207        $   69      $   350      $ 1,076
                                                                  ----------   --------   -----------  -----------  -----------
Net Income (Loss) Per Share:
   Continuing Operations                                             $ 0.05     $ 0.02        $(0.03)     $ (0.04)     $  0.00
   Discontinued Operations                                           $ 0.01     $ 0.01        $ 0.04      $  0.08      $  0.14
                                                                  ----------   --------   -----------  -----------  -----------
Total Net Income Per Share                                           $ 0.06     $ 0.03        $ 0.01      $  0.04      $  0.14
                                                                  ----------   --------   -----------  -----------  -----------

 (a) - Gross profit and discontinued operations relating to real estate represents total real estate revenues less real estate operating costs and related depreciation.
 (b) - Discontinued Operations relating to oil and gas represents oil and gas revenues less production costs and related depreciation, depletion and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company owns and manages residential and commercial real estate in several states across the United States. The Company is also engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent.

Real Estate -

         The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes as well as commercial and retail properties. The Company has contracted to sell 14 properties located in Jersey City, New Jersey and during 2003 sold three buildings located in Florida. The financial results of the properties sold in 2003 and held for sale have been reported as Discontinued Operations in the Company's Consolidated Financial Statements. See
Item 1, "Business - Real Estate Operations" and Notes 13 and 14 of the Notes to the Company's Consolidated Financial Statements.

Oil and Gas -

         The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Nebraska, Ohio, Oklahoma, Pennsylvania, Texas, Wyoming, and Utah. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. NOTE: As previously announced, the Company has entered into an agreement to sell its U. S. oil and gas business and is currently negotiating the sale of its Canadian oil and gas business. As a result of the Company's determination to sell its oil and gas business the financial results of these businesses have been reported as Discontinued Operations in the Company's Consolidated Financial Statements. See Item 1, "Business - Background" and Notes 13 and 14 of the Notes to the Company's Consolidated Financial Statements.

Corporate -

         The Company holds passive investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holdings in marketable securities and focused its resources in its oil and gas and real estate divisions. In 2003 the Company sold most of its remaining securities holdings.

General - Oil and Gas

          The Company's oil and gas operating performance is influenced by several factors. The most significant are the prices received for the sale of oil and gas and the sales volume. For 2003, the average price of oil that the Company received was $28.27 compared to $21.35 for 2002. The average price of gas for 2003 was $4.32 compared to $2.56 for 2002.

         The following table reflects the average prices received by the Company for oil and gas, the average production cost per BOE, and the amount of the Company's oil and gas production for the fiscal years presented:

                                                 Fiscal Year Ended December 31
                                              ----------------------------------
Crude Oil and Natural Gas Production:         2003           2002           2001
                                              ----           ----           ----

    Oil  (Bbls) . . . . . . . . . . .       74,000         78,000        109,000
    Gas (Mcf) . . . . . . . . . . . .    1,916,000      1,605,000      2,187,000
Average sales prices:
    Oil  (per Bbl)  . . . . . . . . .       $28.27         $21.35         $20.97
    Gas (per Mfc) . . . . . . . . . .        $4.32          $2.56          $2.89
Average production costs per BOE:            $6.72          $6.58          $5.24

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

         The determination of oil and gas reserves is a complex and interpretive process, which is subject to continued revisions as additional information becomes available. Therefore, the reserve data presented herein should not be construed as being exact. Any reserve estimate depends in part on the quality of available data, engineering and geologic interpretation and judgment, and thus, represents only an informed professional judgment. Subsequent reservoir performance may justify upward or downward revision of the estimate.

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 2002. No ceiling test was performed as of December 31, 2003, as the Company's oil and gas businesses have been reported as discontinued operations. See Item 1, "Business - Oil and Gas Properties - Reserves.

         The Company recognized a non-cash charge of $4.4 million, net of taxes, in its 2003 income statement as a result of a difference between the carrying value of its Canadian oil and gas business and the estimated market value of that business. In estimating the market value of that business, the Company relied upon the estimated gross proceeds anticipated from the proposed sale of the Company's Canadian oil and gas properties.

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

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2003 and 2002 that the value of any of its rental properties is impaired.

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

         As a result of the anticipated sale of the Canadian oil and gas assets and the ultimate distribution of net proceeds to the United States parent company, the Company has provided $1.4 million of United States deferred taxes that are expected to be incurred upon such remittance. See Note 14 of the Notes to the Company's Consolidated Financial Statements.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this pronouncement in 2003 resulted in a financial statement charge, net of taxes, of $ 467,000 to Discontinued Operations - Oil & Gas, Net of Taxes.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which provides guidance on how to transition from the intrinsic method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123 for the fair value method of accounting, if a company so elects. The Company has adopted the disclosure only provisions of this pronouncement.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.


Results of Operations

Year ended December 31, 2003 ("2003") Compared with Year Ended December 31, 2002("2002")

Continuing Operations:

         Revenue increased from $12,102,000 in 2002 to $12,137,000 in 2003, an increase of $35,000. Occupancy rates have been static from period to period. Low mortgage rates have made the purchase of residences attractive to persons who might otherwise have rented apartments in the Company's properties. Further, the Company did not add new rental properties during 2003.

         Real Estate operating expenses increased from $7,034,000 in 2002 to $7,303,000 in 2003, an increase of $269,000 or 3.8%. This increase was due primarily to higher utility, maintenance and insurance expenses. Energy costs have increased substantially in the Southwest.

         Depreciation and amortization increased from $1,987,000 in 2002 to $2,443,000 in 2003. This increase includes $383,000 of amortization expense applicable to a write-off of unamortized mortgage costs associated with approximately $31.5 million of debt that was refinanced and additional depreciation applicable to 2003 and 2002 capital improvements.

         General and administrative expenses increased from $1,592,000 in 2002 to $2,283,000 in 2003. This increase was primarily due to higher salary and benefit costs, corporate insurance expenses and legal and accounting fees. The increase in salary and benefit costs reflects the addition of a senior executive officer for a full year in 2003 and bonuses paid in 2003 for performance through June 30, 2003.

         Income from operations decreased from $1,489,000 in 2002 to $108,000 in 2003. This decrease was due to relatively flat revenues from 2002 to 2003 and increased expenses in 2003 as noted above.

         Other income increased from $2,097,000 in 2002 to $4,547,000 in 2003. This increase includes $1,000,000 received by the Company in 2003 as a beneficiary of life insurance policies on the life of the Company's former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are not taxable to the Company. Also included in other income for 2003 are gains from the sale of securities of $2,621,000, exceeding gains from 2002 by $1,910,000.

         Interest expense increased from $3,806,000 in 2002 to $3,955,000 in 2003. Interest expense in 2003 includes a one time prepayment penalty of $469,000 to secure the refinancing of certain real estate properties. This refinancing of the mortgage notes payable reduced the effective rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms. During the next ten years, the Company's annual interest expense related to its current debt should decrease by approximately $550,000 as a result of this refinancing.

         Net income from Continuing Operation's increased from $6,000 in 2002 to $908,000 in 2003. Earnings per share from continuing operations increased from $0.00 in 2002 to $0.12 in 2003. This increase is primarily due to the increase in other income reduced by a reduction in income from operations as previously discussed.

Discontinued Operations:

Real Estate

         Discontinued Operations - Real Estate, Net of Taxes reflects the gain from the sale of the three real estate properties sold in 2003 of $1,097,000, offset in part by a $200,000 net loss from the operation of such properties and other properties held for sale.

Oil and Gas

         Oil and gas revenues increased from $5,729,000 in 2002 to $10,409,000 in 2003. This increase was mainly due to increased natural gas production from the Medicine Hat-Hilda drilling program in Canada and increased prices in 2003. Average prices received for oil in 2003 was $28.27 per barrel compared to $21.35 in 2002. The average price received for natural gas in 2003 was $4.32 per MCF compared to $2.56 in 2002.

         Production of oil in 2003 was 74,000 BBls compared to 78,000 BBls in 2002. Production of natural gas was 1,916,000 MCF in 2003 compared to 1,605,000 MCF in 2002.

         The increase in average price received, combined with the increased production of natural gas, resulted in the higher revenues in 2003.

         Production expense increased from $2,298,000 in 2002 to $2,745,000 in 2003. This increase was due to increased production in 2003. Depletion expense increased from $1,416,000 in 2002 to $3,303,000 in 2003. This increase was due to greater production, increased prices and a reduction in the quantity of Canadian gas reserves attributable to the Medicine Hat-Hilda project.

         Income from discontinued operations associated with the Company's oil and gas properties declined from earnings of $1,070,000 during 2002 to a loss of $2,281,000 during 2003. This decline was primarily attributable to the Company's $4.4 million, net of taxes, non-cash charge resulting from the difference between the carrying value and estimated market value of the Company's Canadian oil and gas properties. See Item 1, `Business-Background" and Notes 13 and 14 of the Notes to the Company's Consolidated Financial Statements.

Year ended December 31, 2002 ("2002") Compared with Year Ended December 31, 2001 ("2001")

Continuing Operations:

         Revenue increased from $11,602,000 in 2001 to $12,102,000 in 2002, an increase of $500,000. The increase reflects (i) the full year of operation in 2002 of a property acquired on March 29, 2001 and (ii) additional rent paid to the Company on one property for which there was a parallel increase in the Company's real estate operating expenses.

         Real estate operating expenses increased from $6,469,000 in 2001 to $7,034,000 in 2002, an increase of $565,000, reflecting higher maintenance and insurance costs and additional real estate tax expenses offsetting the additional rent referred to above.

         Deprecation and amortization increased slightly from $1,819,000 in 2001 to $1,987,000 in 2002. This increase was due primarily to additional depreciation on capital improvements to the properties in 2002.

         General and Administrative expense increased from $1,328,000 in 2001 to $1,592,000 in 2002, an increase of $264,000. This increase was due primarily to higher insurance, legal and salary and benefit expense in 2002. Insurance in particular was much higher in 2002 than in 2001 due to post 9/11 increases.

         Income from Operations decreased from $1,986,000 in 2001 to $1,489,000 in 2002. This decrease was due primarily to increased expenses noted above.

         Other Income (loss) increased in 2002, compared to 2001. In 2002 there were $711,000 of securities gains, while there were none in 2001. In addition in 2001, the Company had to write down certain of its marketable securities in the amount of $1,684,000.

         Interest Expense decreased from $4,069,000 in 2001 to $3,806,000 in 2002. This decrease was attributable to a reduction in debt during most of 2002 and declining interest rates.

         Net income from continuing operations was $6,000 in 2002, compared to a loss of ($1,883,000) in 2001.

Discontinued Operations:

Real Estate

         Discontinued Operations - Real Estate, net of taxes, decreased from $494,000 in 2001 to $62,000 in 2002. This decrease of $432,000 principally relates to a 2001 gain on the sale of property in Arizona for $720,000 reduced by higher operating losses for other properties held for sale in 2001.

Oil and Gas

         Oil and Gas income, net of taxes, decreased from $1,841,000 in 2001 to $1,008,000 in 2002.

         Oil and Gas revenue decreased to $5,729,000 in 2002 from $8,534,000 in 2001. This decrease was primarily attributable to lower production of oil and gas in 2002. Oil production decreased to 78,000 BBL in 2002 from 109,000 BBL in 2001. Gas production decreased to 1,605,000 MCF in 2002 from 2,187,000 MCF in 2001.

         Oil and Gas production expense was lower in 2002 than in 2001. Oil and gas production expense amounted to $2,298,000 in 2002 and $2,555,000 in 2001. The decrease in 2002 expense was primarily the result of lower production in 2002. Average production costs per BOE increased to $6.58 in 2002 from $5.24 in 2001, but were offset by the decrease in production in 2002.

         Depreciation, depletion and amortization of oil and gas assets amounted to $1,416,000 in 2002 compared to $2,894,000 in 2001. This decrease resulted from lower depletion expense due to an increase in the value of the Company United States reserves as a result of higher oil and gas prices at December 31, 2002 versus December 31, 2001. In Canada, while the dollar value of reserves decreased, its effect on depletion was not significant.

Effects of Inflation

         The effects of inflation on the Company's financial condition are not considered to be material by management.

Liquidity and Capital Resources

         At December 31, 2003 the Company had approximately $1.8 million in marketable securities at cost, with a market value of approximately $2.0 million. The current ratio was 1.3 to 1 and the Company's working capital was $3.2 million. Management considers these amounts adequate for the Company's current business.

         The Company has entered into an agreement to sell its U. S. oil and gas properties and anticipates entering into an agreement to sell its Canadian oil and gas properties. See Note 14 of the Notes to the Company's Consolidated Financial Statements. If the contemplated sales of the Company's oil and gas operations are not consummated, the Company anticipates that cash provided by operating activities and investing activities will be sufficient to meet its capital requirements to drill and evaluate its oil and gas properties. In that case, the level of oil and gas capital expenditures will vary in future periods depending on market conditions, including the price of oil and the demand for natural gas, and other related factors. As the Company has no material long-term commitments with respect to its oil and gas capital expenditure plans, the Company has a significant degree of flexibility to adjust the level of its expenditures as circumstances warrant. If the contemplated sales are consummated, the Company's goal, at least on an interim basis, is to increase the value of its real estate business, through improvements of its existing properties as well as the potential acquisition of new income generating assets and the potential opportunistic divestituture of select real estate assets. However, while the Company anticipates that it will actively explore these and other real estate acquisition opportunities, no assurance can be given that any such acquisition or disposition will occur.

         On March 1, 2003 the Company finalized the refinancing of the majority of its long-term debt of approximately $50 million. This refinancing reduced the effective rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms. The proceeds of these loans were used to pay off existing debt. See
Note 3 of the Notes to the Company's Consolidated Financial Statements for information regarding this refinancing.

         Net cash provided by operating activities was $7,498,000, $4,888,000 and $6,953,000 in 2003, 2002 and 2001, respectively. The cash provided in 2003 principally reflects the fact that two substantial 2003 charges-depreciation, depletion and amortization and the charge associated with the impairment of the Canadian oil and gas properties - were non-cash charges.

         Net cash provided (used) in investing activities was $2,012,000, ($3,223,000) and ($11,200,000) in 2003, 2002, and 2001, respectively. The
Company received $9,657,000 and did not purchase any investment securities during 2003. Proceeds from the sale of real estate properties was $3,107,000 in 2003.

          Net cash provided by (used in) financing activities was ($7,712,000), ($2,618,000), and $6,376,000 in 2003, 2002 and 2001, respectively. During 2003, the Company made principal payments of $47,868,000 on long-term debt, against which it borrowed $40,656,000 as part of a refinancing. See Note 3 of Notes to Consolidated Financial Statements for a schedule of long-term debt.

         If the contemplated sale of the U.S. oil and gas operations is consummated, the Company will receive $13.7 million in gross proceeds. After taxes, this transaction is expected to provide approximately $8.5 million in capital resources. If the contemplated sale of the Canadian oil and gas operations is consummated, this transaction is expected to generate approximately $8 million in additional capital resources after the extinguishments of related debt associated with those assets.

         On March 15, 2004 the Company sold for $800,000 a building in Jersey City, New Jersey which was included in an overall contract totaling $11,000,000 and realized a net book gain of $180,000. On March 31, 2004 the Company anticipates closing on the remainder of this contract to sell all of its remaining residential properties in Jersey City for $10,200,000, realizing a net book gain of $4.7 million. After taxes and the payoff of related long-term debt, these transactions will provide approximately $5.6 million in capital resources.

         The Company believes it has adequate capital resources to fund operations for the foreseeable future.

         As of December 31, 2003, the Company's principal commitments consisted of Mortgage obligations. See Note 3 of the Notes to the Company's Consolidated Financial Statements for information regarding the maturity distribution of the Company's long-term debt. As of December 31, 2003, the Company did not have material capital lease obligations or operating lease obligation.


Forward-Looking Statements

         This Report on Form 10-K for 2003 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including the potential sale of its oil and gas operations, volatility of oil and gas prices and the United States to Canada foreign exchange rate, the need to develop and replace reserves, risks involved in exploration and drilling, uncertainties about estimates of reserves, environmental risks relating to the Company's oil and gas and real estate properties, competition, the substantial capital expenditures required to fund the Company's oil and gas and real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

ITEM 7a.  QUALITATIVE AND QUANTATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss. See Note 2 of the Notes to the Consolidated Financial Statements. - Summary of Significant Accounting Policies
- Marketable Securities, Available-for-Sale.

         The Company is exposed to changes in interest rates from its floating rate debt arrangements. At December 31, 2003, the Company had $58,494,000 of debt outstanding of which $56,524,000 bears interest at fixed rates. See Note 3 of the Notes to the Consolidated Financial Statements. The interest rate on the Company's revolving credit lines, under which $1,970,000 was outstanding at December 31, 2003, is variable at a rate of prime for US borrowings and prime plus .25% for its Canadian revolving demand loan. A hypothetical 100 basis point adverse move (increase) on short-term interest rates on the floating rate debt outstanding at December 31, 2003 would adversely affect the Company's annual interest cost by approximately $20,000 assuming borrowed amounts under the revolving credit lines remained at $1,970,000.

SUMMARY OF INDEBTNESS

         Long-term debt as of December 31 consists of the following -

                                                  2003               2002
                                          ------------------  ---------------
              Mortgage notes payable            $18,467,000      $24,800,000
              Mortgage notes payable             31,195,000       26,231,000
              Mortgage notes payable              4,162,000        4,205,000
              Note payable                        2,700,000        5,475,000
              Revolving line of credit                  -0-        2,000,000
              Revolving line of credit                  -0-        2,100,000
              Revolving demand loan               1,970,000          895,000
                                          ------------------  ---------------
              Total                              58,494,000       65,706,000
              Less-Current portion                6,989,000        7,314,000
                                          ------------------  ---------------
              Long term portion                 $51,505,000      $58,392,000
                                          ==================  ===============


         The aggregate maturities of the long-term debt in each of the five years subsequent to 2003 and thereafter are -

                          2004                  $6,989,000
                          2005                     801,000
                          2006                     853,000
                          2007                     907,000
                          2008                     960,000
                          Thereafter            47,984,000
                                         ------------------
                                              $ 58,494,000
                                         ==================


         See Note 3 of the Notes to the Consolidate Financial Statements for a discussion of interest rates.

Financial Accounting Standards Board Statement No. 69 Disclosures

         The following disclosures are those required to be made by publicly traded enterprises under Financial Accounting Standards Board Statement No. 69, Disclosures About Oil and Gas Producing Activities. For information regarding the Company's efforts to sell its oil and gas properties, see Notes 13 and 14 of the Notes to the Company's Consolidated Financial Statements.

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

         Estimated quantities of proved oil and gas reserves are as follows:

               Disclosures of Oil and Gas Producing Activities as
                   Required by Financial Accounting Standards
                             Board Statement No. 69
                                 (000's Omitted)

                                                             Crude Oil, Condensate and Natural Gas Liquids
                                                                                (Barrels)
                                                        United States                             Canada
------------------------------------------------------------------------------------------------------------------------
                                               2003          2002           2001        2003        2002           2001
                                               ----          ----           ----        ----        ----           ----

Proved Reserves-Beginning of Year               569         1,122          1,268         127         786            870
Revisions of previous estimates                  50         (505)           (90)          42       (630)           (32)
Sales of minerals in place                        -             -              -           -           -              -
Extensions and discoveries                       18             1              -           2           -              1
Production                                     (47)          (49)           (56)        (27)        (29)           (53)
                                         -----------   -----------  -------------  ---------- -----------  -------------
Proved Reserves-End of Year                     590           569          1,122         144         127            786
                                         -----------   -----------  -------------  ---------- -----------  -------------

Proved Developed Reserves-
         Beginning of Year                      426           396            482         127         464            552
                                         -----------   -----------  -------------  ---------- -----------  -------------

           End of Year                          446           426            396         144         127            464
                                         ===========   ===========  =============  ========== ===========  =============

                                                                                Natural Gas
                                                                                   (MFC)
                                                          United States                            Canada
                                                2003         2002           2001        2003        2002           2001
                                                ----         ----           ----        ----        ----           ----

Proved Reserves-Beginning of Year              8,597        6,976          9,592      15,281      31,832         28,900
Revisions of previous estimates                  910        2,516        (1,325)     (5,016)    (18,633)          3,437
Sales of minerals in place                         -            -              -           -           -              -
Extensions and discoveries                       113          126            146           -       2,666            245
Production                                     (873)      (1,021)        (1,437)     (1,043)       (584)          (750)
                                           ----------  -----------  -------------  ---------- -----------  -------------
Proved Reserves-End of Year                    8,747        8,597          6,976       9,222      15,281         31,832
                                           ----------  -----------  -------------  ---------- -----------  -------------

Proved Developed Reserves-
           Beginning of Year                   8,464        6,976          9,592      15,281      25,912         23,075
                                           ----------  -----------  -------------  ---------- -----------  -------------

           End of Year                         8,631        8,464          6,976       9,133      15,281         25,912
                                           ==========  ===========  =============  ========== ===========  =============

            Standardized Measure of Discounted Future Net Cash Flows
                     Related to Proved Oil and Gas Reserves

                         For The Years Ended December 31
                                 (000's Omitted)

                                                                         United States                         Canada

                                                                     2003             2002              2003            2002
                                                                     ----             ----              ----            ----

Future cash flows                                                     $65,053         $52,088            $50,735        $67,278
                                                                 -------------     -----------      -------------    -----------
Future costs:
   Production                                                          22,105          19,478             12,622          7,825
   Development, dismantlement & abandonment                             1,289             910                 12             63
                                                                 -------------     -----------      -------------    -----------
Total Future Costs                                                     23,394          20,388             12,634          7,888
                                                                 -------------     -----------      -------------    -----------
Future net inflows- Before  income tax                                 41,659          31,700             38,101         59,390
Future income taxes                                                    10,634           7,849             12,282         19,243
                                                                 -------------     -----------      -------------    -----------
Future net cash flows                                                  31,025          23,851             25,819         40,147
10% Discount factor                                                    15,131          11,162             12,625         23,229
                                                                 -------------     -----------      -------------    -----------
Standardized measure of discounted future net cash flows              $15,894         $12,689            $13,194        $16,918
                                                                 =============     ===========      =============    ===========

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

         These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the SEC. Due to unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows do not represent management's assessment of future profitability or future cash flow to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here. It should be recognized that applying current costs and prices at a 10 percent standard discount rate allows for comparability but does not convey absolute value. The discounted amounts arrived at are only one measure of financial quantification of proved reserves. For additional information relating to the Company's oil and gas operations, see Note 14 of the Notes to the Company's Consolidated Financial Statements.

         There were no oil and gas estimates filed with or included in reports to any other federal or foreign governmental authority or agency within the last twelve months.

         Reserves in the United States and Canada were estimated by Ryder Scott Company for 2003. For 2002, reserves in the United States were estimated by Ryder Scott Company and the Company and the reserves in Canada represent combined estimates performed by both Ryder Scott Company and Citadel Engineering, Ltd.

         "Total Costs Both Capitalized and Expensed, Incurred in Oil and Gas Producing Activities" (including capitalized interest), "Cost Incurred in Property Acquisition, Exploration and Development Activities" and "Results of Operations from Oil and Gas Producing Activities" during the three years ended December 31, 2003, 2002 and 2001 are included in Notes 9 and 11 of the Notes to Company's Consolidated Financial Statements.

         The standardized measure of discounted estimated future net cash flows and changes therein related to proved oil and gas reserves is as follows:

                       Changes in Standardized Measure of

         Discounted Future Net Cash Flow from Proved Reserve Quantities

                                 (000's Omitted)

                                                                   2003                    2002             2001
                                                                   ----                    ----             ----

Standardized Measure -  Beginning of Year                       $29,607                 $30,374             $95,255
Sales and transfers - Net of Production Costs                    (7,735)                 (3,431)             (6,055)
Extensions and discoveries                                          830                  10,781                 700
Net change in sales price                                        15,794                  39,074             (26,255)
Revision of quantity estimates                                  (17,605)                (66,302)              1,510
Proceeds from sales of Minerals in Place                            -0-                     -0-                 -0-
Accretion of discount                                             4,267                   3,610              11,716
Net change in income taxes                                       (4,176)                 (2,527)             31,894
Change in production rates- Other                                 8,106                  18,028             (78,391)
                                                           -------------           -------------         -----------
Standardized measure -End of year                               $29,088                 $29,607             $30,374
                                                           =============           =============         ===========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMTAL DATA

                         Report of Independent Auditors


The Board of Directors and Shareholders of Wilshire Enterprises, Inc.

         We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations, shareholders' equity, and cash flows each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item
15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

         In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wilshire Enterprises, Inc. and subsidiaries at December 31, 2003 and 2002 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




New York, New York                                          /s/Ernst & Young LLP
March  26, 2004

                           WILSHIRE ENTERPRISES, INC.
                           CONSOLIDATE BALANCE SHEETS
                        As of December 31, 2003 and 2002

                                          ASSETS                                                  2003              2002
                                                                                             ---------------- -----------------

CURRENT ASSETS:
    Cash and cash equivalents (Note 2)                                                            $7,763,000       $ 3,759,000
    Restricted cash (Note 2)                                                                         327,000           405,000
     Marketable securities, available-for-sale, at fair value (Notes 2 and 3)                      1,996,000         9,860,000
     Accounts receivable net of allowance of $65,000 and $77,000 in 2003
     and 2002, respectively                                                                        1,802,000         1,094,000
     Prepaid expenses and other current assets                                                     1,870,000         2,303,000
                                                                                             ---------------- -----------------
         Total current assets                                                                     13,758,000        17,421,000
                                                                                             ---------------- -----------------
NONCURRENT ASSETS
     Mortgage notes receivable (Note 4)                                                            2,504,000         3,035,000
     Other noncurrent                                                                                860,000           375,000
PROPERTY AND EQUIPMENT (Notes 3, 9 and 10):
      Oil and gas properties, using the full cost method of accounting- Held for sale            143,601,000       141,609,000
      Real estate properties                                                                      54,669,000        52,666,000
      Real estate properties - Held for sale                                                      17,400,000        18,689,000
                                                                                             ---------------- -----------------
                                                                                                 215,670,000       212,964,000
      Less:
      Accumulated depreciation and amortization                                                   14,843,000        12,784,000
      Accumulated depreciation, depletion and amortization- Property held for sale               118,952,000       113,091,000
                                                                                             ---------------- -----------------
                                                                                                  81,875,000        87,089,000
                                                                                             ---------------- -----------------
TOTAL ASSETS                                                                                     $98,997,000      $107,920,000
                                                                                             ================ =================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Current portion of long-term debt (Note 3)                                                  $ 3,645,000        $6,319,000
     Loan payable to shareholder (Note 5)                                                                  -           500,000
     Accounts payable                                                                              1,911,000         3,065,000
     Income taxes payable                                                                            154,000            35,000
     Deferred income taxes (Note 7)                                                                   89,000           535,000
     Accrued liabilities                                                                             800,000           119,000
     Deferred income                                                                                 419,000           449,000
     Current liabilities associated with discontinued operations                                   3,503,000         1,230,000
                                                                                             ---------------- -----------------
              Total current liabilities                                                           10,521,000        12,252,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion (Note 3)                                                48,053,000        48,228,000
     Deferred income taxes (Note 7)                                                               11,458,000        12,051,000
     Deferred income                                                                                 727,000         1,146,000
     Other Long-term liabilities                                                                     227,000            75,000
     Non current liabilities associated with discontinued operations                               3,484,000         9,929,000
                                                                                             ---------------- -----------------
              Total liabilities                                                                   74,470,000        83,681,000
                                                                                             ---------------- -----------------
COMMITMENTS AND CONTINGENCIES (Note 8)
SHAREHOLDERS' EQUITY (Note 8)
     Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2003 and 2002
                                                                                                                             -
    Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2003 and 2002                                                      10,014,000        10,014,000
    Capital in excess of par value                                                                 9,029,000         9,029,000
    Treasury stock,  2,210,713 and 2,210,713  shares at December 31, 2003
         and December 31, 2002, respectively, at cost                                            (10,355,000)      (10,355,000)
    Retained earnings                                                                             17,267,000        18,640,000
    Accumulated other comprehensive loss                                                          (1,428,000)       (3,089,000)
                                                                                             ---------------- -----------------
              Total shareholders' equity                                                          24,527,000        24,239,000
                                                                                             ---------------- -----------------
TOTAL LIABILITIES  AND  SHAREHOLDER'S EQUITY                                                     $98,997,000      $107,920,000
                                                                                             ================ =================


         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the years ended December 31, 2003, 2002 and 2001

                                                                           2003                 2002                2001
                                                                    --------------------  ------------------  ------------------

Revenues  (Notes 9 and 10):
    Real estate                                                            $ 12,137,000        $ 12,102,000         $11,602,000
                                                                    --------------------  ------------------  ------------------
       Total revenues                                                        12,137,000          12,102,000          11,602,000
                                                                    --------------------  ------------------  ------------------
Cost and Expenses (Notes 9 and 10):
     Real estate operating expenses                                           7,303,000           7,034,000           6,469,000
     Depreciation and amortization                                            2,443,000           1,987,000           1,819,000
     General and administrative                                               2,283,000           1,592,000           1,328,000
                                                                    --------------------  ------------------  ------------------
          Total costs and expenses                                           12,029,000          10,613,000           9,616,000
                                                                    --------------------  ------------------  ------------------
Income  from Operations                                                         108,000           1,489,000           1,986,000
Other Income (loss)
    Dividend and interest income                                                743,000             877,000             861,000
    Gain on sale of securities                                                2,621,000             711,000                   -
    Write-down of marketable securities (Note 2)                                      -                   -          (1,684,000)
    Insurance proceeds                                                        1,000,000                   -                   -
    Other Income and expenses                                                   183,000             509,000                   -
Interest Expense  (Note 3)                                                   (3,955,000)         (3,806,000)         (4,069,000)
                                                                    --------------------  ------------------  ------------------
           Income (loss) before provision for income taxes                      700,000            (220,000)         (2,906,000)
Provision  (Benefit ) for Income Taxes  (Note 7)                               (208,000)           (226,000)         (1,023,000)
                                                                    --------------------  ------------------  ------------------
Net Income (loss) from Continuing Operations                                    908,000               6,000          (1,883,000)
Discontinued Operations -  Real Estate, Net of Taxes                            897,000              62,000             494,000
Discontinued Operations - Oil & Gas, Net of Taxes                            (3,178,000)          1,008,000           1,841,000
                                                                    --------------------  ------------------  ------------------
Net Income (loss)                                                   $        (1,373,000)        $ 1,076,000           $ 452,000
                                                                    ====================  ==================  ==================
Basic earnings per share:
            Earnings (loss) from continuing operations              $              0.12   $            0.00              ($0.30)

            Earnings (loss) from discontinued operations                          (0.29)               0.14                0.36
                                                                    --------------------  ------------------  ------------------
            Net earnings (loss) per share                           $             (0.17)  $            0.14   $            0.06
                                                                    ====================  ==================  ==================
Diluted earnings per share:
           Earnings (loss) from continuing operations               $              0.12   $            0.00   $           (0.30)

           Earnings (loss) from discontinued operations                           (0.29)               0.14                0.36
                                                                    --------------------  ------------------  ------------------
           Net earnings (loss) per share                            $             (0.17)  $            0.14   $            0.06
                                                                    ====================  ==================  ==================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        December 31, 2003, 2002 and 2001


                                                            Preferred Stock                         Common Stock

                                                                                                                         Other
                                                     Shares                  Shares                     Excess of     Treasury
                                                     Issued        Amount    Issued        Amount       Par Value       Stock
                                                     ----------    -------  -----------  ------------   --------------------------

BALANCE, December 31, 2000                                   -      $   -   10,013,544   $10,014,000    $9,029,000    $ (9,850,000)
      Comprehensive income, year ended
           December 31, 2001 - Net income                    -          -            -             -             -               -
       Other comprehensive income -
           Net translation adjustment                        -          -            -             -             -               -
       Change in unrealized gain on marketable
           securities, net of income tax expense
           of $896,000                                       -          -            -             -             -               -

        Comprehensive income                                 -          -            -             -             -               -

        Purchase of treasury stock                           -          -            -             -             -        (329,000)
                                                     ----------    -------  -----------  ------------   -----------   ------------
BALANCE,  December 31, 2001                                  -          -   10,013,544    10,014,000     9,029,000     (10,179,000)
      Comprehensive income, year ended
           December 31, 2002 - Net income
                                                             -          -            -             -             -               -
       Other comprehensive income -
            Net translation adjustment                       -          -            -             -             -               -
       Change in unrealized loss on  marketable
            securities, net of income tax benefit
            of $361,000                                                                                                          -

        Comprehensive income
                                                             -          -            -             -             -               -

        Purchase of treasury stock                           -          -            -             -             -        (176,000)
                                                     ----------    -------  -----------  ------------   -----------   ------------
BALANCE,  December 31, 2002                                                 10,013,544    10,014,000     9,029,000     (10,355,000)
      Comprehensive income, year ended
           December 31, 2003 - Net income (loss)             -          -            -             -             -               -

       Other comprehensive income -
            Net translation adjustment                       -          -            -             -             -               -

       Change in unrealized loss on  marketable
            securities, net of income tax benefit
            of $89,000                                                                                                           -

        Comprehensive income                                 -          -            -             -             -               -

        Purchase of treasury stock                           -          -            -             -             -
                                                     ----------    -------  -----------  ------------   -----------   ------------
BALANCE,  December 31, 2003                                  -      $   -   10,013,544   $10,014,000    $9,029,000    $(10,355,000)
                                                     ==========    =======  ===========  ============   ===========   ============



                                                            Accumulated
                                                               Other
                                                           Comprehensive         Retained        Comprehensive
                                                           Income (Loss)         Earning          Income(Loss)
                                                        ------------------    ---------------------------------

BALANCE, December 31, 2000                                  $ (4,877,000)      $17,112,000
      Comprehensive income, year ended
           December 31, 2001 - Net income                               -          452,000          $ 452,000
       Other comprehensive income -
           Net translation adjustment                           (538,000)                -           (538,000)
       Change in unrealized gain on marketable
           securities, net of income tax expense
           of $896,000                                         2,680,000                 -          2,680,000
                                                                                                ---------------
        Comprehensive income                                                                      $ 2,594,000
                                                                                                ===============
        Purchase of treasury stock                                      -                -                   -
                                                        ------------------    -------------
BALANCE,  December 31, 2001                                   (2,735,000)       17,564,000
      Comprehensive income, year ended
           December 31, 2002 - Net income                               -        1,076,000        $  1,076,000
       Other comprehensive income -
            Net translation adjustment                            88,000                 -              88,000
       Change in unrealized loss on  marketable
            securities, net of income tax benefit
            of $361,000                                         (442,000)                -            (442,000)
                                                                                                ---------------
        Comprehensive income                                                                         $ 722,000
                                                                                                ===============
        Purchase of treasury stock                                      -                -                   -
                                                        ------------------    -------------
BALANCE,  December 31, 2002                                    (3,089,000)      18,640,000
      Comprehensive income, year ended
           December 31, 2003 - Net income (loss)                        -       (1,373,000)         (1,373,000)

       Other comprehensive income -
            Net translation adjustment                          2,206,000                            2,206,000

       Change in unrealized loss on  marketable
            securities, net of income tax benefit
            of $89,000                                           (545,000)                            (545,000)
                                                                                                ---------------
        Comprehensive income                                                                        $  288,000
                                                                                                ===============
        Purchase of treasury stock
                                                        ------------------    -------------
BALANCE,  December 31, 2003                                  $(1,428,000)      $17,267,000
                                                        ==================    =============


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        December 31, 2003, 2002 and 2001

                                                                           2003                2002               2001
                                                                    -----------------     --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $     (1,373,000)      $   1,076,000      $    452,000
    Adjustments to reconcile net income to net cash
       provided by operating activities -
         Depreciation, depletion and amortization                          6,244,000           3,884,000         5,157,000
         Write down of marketable securities                                                           -         1,684,000
         Impairment loss on oil and gas assets                             7,000,000                   -                 -
         Deferred income tax (benefits) provision                           (594,000)            762,000          (738,000)
         Deferred income                                                    (445,000)          1,627,000                 -
          Gain on sales of marketable securities                          (2,621,000)           (711,000)                -
          Gain on sales of real estate assets                             (1,693,000)           (263,000)       (1,559,000)
          Changes in operating assets and liabilities -
               Decrease (increase) in accounts receivable                   (897,000)           (262,000)        1,411,000
               Decrease (increase) in income taxes receivable                 83,000            (626,000)                -
               Decrease (Increase) in restricted cash                         78,000             (45,000)          (63,000)
               Decrease (increase) in prepaid expenses and other
                  current assets                                             539,000            (462,000)          382,000
                Increase in other liabilities                              1,344,000             100,000            43,000
                Increase (decrease) in accounts payable, accrued
                   liabilities and taxes payable                            (167,000)           (192,000)          184,000
                                                                    -----------------     --------------     -------------
                   Net cash provided by operating activities               7,498,000           4,888,000         6,953,000
                                                                    -----------------     --------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures, net                                            (11,120,000)         (7,528,000)      (11,897,000)
    Purchases of marketable securities                                                        (1,930,000)           (5,000)
    Proceeds from sales and redemptions of marketable  securities          9,494,000           2,336,000                 -
    Purchase of mortgage notes receivable                                                              -        (3,290,000)
    Proceeds on mortgage notes receivable                                    531,000           3,162,000           218,000
    Proceeds from sales of real estate properties                          3,107,000             737,000         3,774,000
                                                                    -----------------     --------------     -------------
                   Net cash provided by (used in) investing
                        activities                                         2,012,000          (3,223,000)      (11,200,000)
                                                                    -----------------     --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of debt                                       40,656,000           9,158,000        13,370,000
     Principal payments of long-term debt                                (47,868,000)        (11,400,000)       (6,965,000)
     Purchase of treasury stock                                                    -            (176,000)         (329,000)
     Loan payable to shareholder                                            (500,000)           (200,000)          300,000
                                                                    -----------------     --------------     -------------
                    Net cash provided by (used in)
                         financing activities                             (7,712,000)         (2,618,000)        6,376,000
                                                                    -----------------     --------------     -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    2,206,000              88,000          (133,000)
                                                                    -----------------     --------------     -------------
     Net increase (decrease) in cash and cash equivalents                  4,004,000            (865,000)        1,996,000
CASH AND CASH EQUIVALENTS, beginning of year                               3,759,000           4,624,000         2,628,000
                                                                    -----------------     --------------     -------------
CASH AND CASH EQUIVALENTS,  end of year                              $     7,763,000         $ 3,759,000       $ 4,624,000
                                                                    =================     ==============     =============
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS
   OF CASH FLOWS:
    Cash paid during the year for -
       Interest                                                      $     4,716,000         $ 4,683,000       $ 4,824,000
                                                                    =================     =================  =============
       Income taxes, net                                             $       543,000         $   352,000       $   355,000
                                                                    =================     =================  =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

1.   Description of Business

         Wilshire Enterprises, Inc. (the Company) is a diversified corporation primarily engaged in oil and gas exploration and production and real estate operations. The Company's oil and gas operations are conducted, both in its own name and through several wholly-owned subsidiaries, in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. Crude oil and natural gas production is sold to oil refineries and natural gas pipeline companies. The Company's real estate holdings are located in the states of Arizona, Florida, New Jersey, Georgia and Texas. The Company also maintains investments in marketable securities, which are available-for-sale.

         On March 17, 2004 the Company announced that it entered into a definitive agreement to sell its U.S. oil and gas business for $13.7 million in gross proceeds. The transaction, which is subject to due diligence review by the purchaser and other contractual conditions, is expected to close in April 2004. In addition, the Company announced that it is currently in negotiations with potential purchasers of the Canadian oil and gas business and believes these efforts will culminate in a successful outcome in the near future. Until these sales are consummated the Company will continue to participate in oil and gas prospects. Please see Note 14, Subsequent Events, Oil and Gas.


2.   Summary of Significant Accounting Policies

         Significant accounting policies followed by the Company and its subsidiaries are as follows:

Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany account balances and transactions have been eliminated in consolidation. Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation.

Use of Estimates

         The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

         The Company considers cash and cash equivalents to include deposits with banks and highly liquid investments having a maturity of three months or less from date of purchase. Restricted cash represents residential tenant deposits for Company properties located in New Jersey, Georgia and Florida.

Marketable Securities, Available-for-Sale

         As of December 31, 2003 and 2002, the marketable securities of the Company consist of equity securities, all of which are classified as available-for-sale. These securities are carried at fair value based upon quoted market prices. Unrealized gains and losses, representing differences between an investment's cost and its fair value, are charged (credited) directly to shareholders' equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

         The Company periodically reviews available-for-sale securities for other than temporary impairment when the cost basis of a security exceeds the market value. In 2001, the Company wrote down a marketable security held as available-for-sale to fair value by $1,684,000 since the market value decline was determined to be other than temporary. No additional write down was required in 2002 or 2003.

                           WILSHIRE ENTERPRISES, INC.
             Notes to Consolidate Financial Statements- (Continued)

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

         Capitalized costs are subject to a "ceiling" test that limits such costs to the aggregate of the estimated present value, using a discount rate of 10% of the future net revenues of proved reserves and the lower of cost or fair value of unproved properties. Management is of the opinion that, based on reserve reports of petroleum engineers and geologists, the fair value of the estimated recoverable oil and gas reserves exceeds the unamortized cost of oil and gas properties at December 31, 2002. However, based on the anticipated gross proceeds from the sale of the Company's Canadian oil and gas assets and the net book value of such assets, the Company has recorded a non cash charge to Discontinued Operations, Oil and Gas - Net of Taxes $4.4 million. Please see
Note 14, Subsequent Events, presented elsewhere herein.

         As of December 31, 2003 and 2002, oil and gas properties totaled $143,601,000 and $141,609,000 and accumulated depletion was $116,064,000 and
$110,031,000, respectively.

Real Estate and Other Properties

         Real estate properties and other property and equipment are stated at cost. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and at various rates based upon the estimated useful lives of the other property and equipment.

         As of December 31, 2003 and 2002, real estate properties consist of land with an aggregate cost of $15,682,000 and $15,883,000, buildings with an aggregate cost of $45,720,000 and $45,565,000 and furniture and fixtures with an aggregate cost of $10,667,000 and $9,907,000, respectively, of which $17,400,000 was held for sale at December 31, 2003.

         Accumulated depreciation and amortization was $17,731,000 and $15,504,000 for 2003 and 2002, respectively.

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

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2003 and 2002 that the value of any of its rental properties is impaired.

         See Note 14, Subsequent Events, presented elsewhere herein for discussion of impairment relating to oil and gas properties

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

         The Company is the lessor of both commercial and residential properties. The majority of the leases have terms which are on month to month or year to year basis.

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

         There is a foreign exchange gain (loss) of ($179,000) and $29,000 net of taxes in 2003 and 2002, respectively, related to the conversion of the proceeds of maturing U. S. dollar denominated Certificate of Deposit accounts to Canadian dollars. These amounts are included in Discontinued Operations - Oil and Gas.

         As a result of the anticipate sale of the Canadian oil and gas assets and the ultimate distribution of net proceeds to the United States parent company, the Company has provided $1.4 million of United States deferred taxes that will be incurred upon such remittance. Please see Note 14, Subsequent Events, in the Company's Consolidated Financial Statements presented elsewhere herein.

 Acounting for Stock-Based Compensation

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

         The following table sets forth the Company's pro forma information for its common stockholders for the years ended December 31 ( in thousands except earnings per share data):


                                                                                 2003             2002             2001

Net income (loss) as reported                                                $ (1,373)         $ 1,076             $452
Add:  Stock option expense included in net income (loss)                             -                                -
                                                                                                     -
Less: Stock option expense determined under fair value
         recognition method for all awards                                        (94)            (27)                -
                                                                         --------------    ------------     ------------
Pro forma net income  (loss)                                                 $ (1,467)         $ 1,049             $452
                                                                         ==============    ============     ============


Net income (loss) per share as reported:
    Basic                                                                    $  (0.17)           $0.14            $0.06
                                                                         ==============    ============     ============
    Diluted                                                                  $  (0.17)           $0.14            $0.06
                                                                         ==============    ============     ============


Pro forma net income (loss) per share
    Basic                                                                    $ ( 0.19)          $ 0.13            $0.06
                                                                         ==============    ============     ============
    Diluted                                                                  $  (0.19)          $ 0.13            $0.06
                                                                         ==============    ============     ============

         The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.32 per share in 2002 and $3.60 in 2003 and the following weighted average assumptions; risk-free interest rate of 3.87% for 2002 and 3.00% for 2003, volatility of 33.1% for 2002 and 2003, no dividend yield for 2001, 2002 or 2003, and an expected option life of 5 years.

                           WILSHIRE ENTERPRISES, INC.
             Notes to Consolidate Financial Statements- (Continued)

Net Income Per Common Share

         Basic earnings per share are calculated based on the total weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share gives effect to all potentially dilutive common shares that were outstanding during the period.

         The following table sets forth the computation of basic and diluted earnings per share -


                                                                                2003             2002             2001
                                                                           ---------------- ---------------  ----------------

Numerator-
  Net (Loss) income -
     Basic and Diluted                                                         $(1,373,000)     $ 1,076,000          $452,000
                                                                           ================ ===============  ================

Denominator -
   Weighted average common shares outstanding - Basic                            7,809,680       7,831,817         7,914,135
    Incremental shares from assumed conversions of stock options                   120,738             234                 -
                                                                           ---------------- ---------------  ----------------
    Weighted average common shares outstanding - Diluted                         7,930,418       7,832,051         7,914,135
                                                                           ================ ===============  ================

Basic earnings (loss) per share                                                 $    (0.17)        $  0.14          $  0.06
                                                                           ================ ===============  ================
Diluted earnings (loss) per shares                                              $    (0.17)        $  0.14          $  0.06
                                                                           ================ ===============  ================


Accumulated Other Comprehensive Income (Loss)

         Comprehensive income (loss) includes net (loss) income, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments.

         Changes in the components of Accumulated Other Comprehensive Income
(Loss) for the years 2001, 2002 and 2003 are as follows -

                                                     Unrealized Gains            Cumulative               Accumulated
                                                       (Losses) on            Foreign Currency               Other
                                                    Available-for-Sale           Translation             Comprehensive
                                                        Securities               Adjustment               Income(Loss)
                                                   ---------------------    ----------------------    ---------------------

BALANCE, December 31, 2000                                 $(1,585,000)              $(3,292,000)             $(4,877,000)
    Change for the year 2001                                 2,680,000                  (538,000)               2,142,000
                                                   ---------------------    ----------------------    ---------------------
BALANCE, December 31, 2001                                   1,095,000                (3,830,000)              (2,735,000)
     Change for the year 2002                                 (442,000)                   88,000                 (354,000)
                                                   ---------------------    ----------------------    ---------------------
BALANCE, December 31, 2002                                   $  653,000              $(3,742,000)             $(3,089,000)
     Change for the year 2003                                 (545,000)                2,206,000                1,661,000
                                                   ---------------------    ----------------------    ---------------------
BALANCE, December 31, 2003                                   $ 108,000               $(1,536,000)             $(1,428,000)
                                                   =====================    ======================    =====================

         The change in unrealized gains (losses) includes a transfer to realized gain of $822,000.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," which provides guidance on how to transition from the intrinsic method of accounting for stock-based employee compensation under APB No. 25 to SFAS No. 123's for the fair value method of accounting, if a company so elects. The Company has not elected to adopt the fair value method of accounting for stock based employee compensation.

         In January of 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation were immediately effective for all variable interests in variable interest entities created after January 31, 2003. The adoption of this pronouncement did not have a material impact on the Company's results of operations or financial position.

                           WILSHIRE ENTERPRISES, INC.
            Notes to Consolidated Financial Statements - (Continued)

3.       Long-term Debt

         Long-term debt as of December 31 consists of the following -

                                                        2003            2002
                                                   ------------    ------------
               Mortgage notes payable(a)           $18,467,000     $24,800,000
               Mortgage notes payable(b)            31,195,000      26,231,000
               Mortgage notes payable (c)            4,162,000       4,205,000
               Note payable (d)                      2,700,000       5,475,000
               Revolving line of credit (e)                -0-       2,000,000
               Revolving line of credit (f)                -0-       2,100,000
               Revolving demand loan (g)             1,970,000         895,000
                                                   ------------    ------------
               Total                                58,494,000      65,706,000
               Less-Current portion                  6,989,000       7,314,000
                                                   ------------    ------------
               Long term portion                   $51,505,000     $58,392,000
                                                   ============    ============

         The total acquisition cost of the collateral securing such total debt was $ 67,382,000 and $81,607,000 in 2003 and 2002, respectively.

         The aggregate maturities of the long-term debt in each of the five years subsequent to 2003 and thereafter are -

                          2004                  $ 6,989,000
                          2005                      801,000
                          2006                      853,000
                          2007                      907,000
                          2008                      960,000
                          Thereafter             47,984,000
                                          ------------------
                                               $ 58,494,000
                                          ==================

(a) At December 31, 2002, the Company had mortgage notes payable to The Trust Company of New Jersey (The Trust Company) payable in monthly and quarterly installments, bearing interest at a weighted average effective interest rate of 7.53%. These mortgage notes were secured by a first mortgage interest in the related real estate properties and mature at various dates through 2010. On March 1, 2003 the notes were modified to reflect an effective interest rate of 6.375% for the next five years and a revised maturity of February 2013.
(b) At December 31, 2002, the Company had two mortgage notes payable to GMAC Commercial Mortgage Corporation. The notes were payable in monthly installments, bore interest at a rate of 7.48% and matured in November 2007. In addition, the Company had a mortgage note payable to Columbia Savings Bank at December 31, 2002. The mortgage note was payable in monthly installments, bore an interest at a rate of 8.00%, matured in January 2011 and was secured by the property. Also the Company had three mortgage notes payable to Orix Real Estate Capital Markets, LLC
         (ORIX) at December 31, 2002. Two of the Orix notes were payable in monthly installments, bore a weighted average effective interest rate of 7.05% and matured in July 2008. On February 27, 2003, all five mortgages were refinanced through Merrill Lynch. The new mortgage notes are secured by a first mortgage interest in the related real estate properties, have an effective rate of 5.75 %, a 30 year amortization and a ten year term, maturing in March 2013.
(c) In March 2001, the Company obtained a mortgage note payable from Orix Real Estate Capital Markets in the amount of $4,270,000. The mortgage note is payable in monthly installments, bears interest at 7.9%, matures in June, 2009 and is secured by the property.
(d) During 2002 the Company had an outstanding note payable for $1,975,000 to The Trust Company. This note bore interest at the prime lending rate (4.25% at December 31, 2002) and was secured by certain marketable securities. This note was paid off in 2003. In addition, the Company also obtained a note payable for $3,500,000 in December 2002 to The Trust Company. This loan bore interest at the prime lending rate, matured in March 2003 and was secured by a certificate of deposit. The amount was paid in full in 2003. During December 2003, the Company obtained a note payable of $2,700,000 to the Trust Company. This loan bore interest at prime, matured in March 2004 and was paid in full. It was secured by a certificate of deposit in the same amount.

                           WILSHIRE ENTERPRISES, INC.
            Notes to Consolidated Financial Statements - (Continued)

(e) In August 2001, the Company renewed an unsecured $2,000,000 revolving line of credit from The Trust Company. This loan bore interest at the prime lending rate and matured in August 2002. Since August 2002, the line of credit was extended several times and matures in January 2005. This note was paid off in 2003.
(f) In June 2001, the Company extended a revolving line of credit from the Provident Savings Bank for $2,600,000. The loan bore interest at the prime lending rate of 4.75% at December 31, 2001 and matured in July 2002. During May 2002, the line was paid down by $500,000. In July 2002, the line of credit was extended, bearing interest at the prime lending rate of 4.25% at December 31, 2002 and matured in July 2003. This note was paid off in 2003.
(g) In August 2002, the Company's Canadian subsidiary entered into a maximum $5,088,000 ($8,000,000 Canadian) revolving operating demand loan with the National Bank of Canada, (Bank). The loan bears interest at the Bank's prime lending rate (4.50% at December 31, 2003), plus .25%, and is paid monthly. The loan was obtained to fund the Company's capital requirements with respect to the drilling of 211 development wells in Canada. The loan provision requires the Company to repay the outstanding debt solely form available cash generated from its Canadian operations until the debt is paid in full. At December 31, 2003, the Company owed the Bank $1,970,000 ($2,550,000 Canadian) under the loan.

4.       Mortgage Notes Receivable

                  During June 2000, the Company acquired mortgage notes receivable secured by underlying property from The Trust Company for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. The mortgage notes receivable and subsequent advances are due 2007 and bear interest at 9.75%. The cost of the original mortgage note and the subsequent advance were partially funded by a $5,300,000 mortgage provided by The Trust Company (see Note 3a). In connection with the mortgage note receivable the Company will earn a $2,500,000 financing fee. The fee is being recognized by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company has the right to receive proceeds from the sale of the underlying property. During the years 2003 and 2002, the Company received amortization and financing fees in the amount of $650,000 and $4,946,000, respectively, and paid down $482,000 and $3,709,000, respectively, of the related mortgage payable to The Trust Company.

5.       Loan Payable to Shareholders

                  In 2001, a shareholder had loaned the Company $700,000, payable on demand at the prime lending rate. The Company repaid $200,000 to the shareholder in January 2002 and the balance of $500,000 in 2003.

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

                  In 2002, 339,750 options were granted under the Incentive Plan. No options were granted under the Director Plan in 2002.

                  In 2003, 50,000 options were granted under the Incentive Plan and 5,000 options were granted under the Director Plan. At December 31, 2003, 392,840 options were outstanding under the Incentive Plan and 45,900 options were outstanding under the Director Plan.

                  The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

                           WILSHIRE ENTERPRISES, INC.

         The following table summarizes stock option activity for 2003, 2002 and 2001-


                                                        2003                          2002                        2001
                                                        ----                          ----                        ----
                                                               Price                        Price                        Price
                                                Shares       Low-High        Shares       Low-High       Shares        Low-High
                                              -----------  --------------  -----------   ------------ -------------   ------------

Options outstanding at beginning of year         383,740      $3.32-6.12      111,954      $3.94-6.51      174,372     $1.00-6.51
Options granted                                   55,000       3.51-4.55      339,750           3.32             -              -
Options exercised                                      -               -            -              -             -              -
Options terminated and expired                         -               -     (67,964)      5.53-6.51      (62,418)      5.09-9.51
                                              -----------  --------------  -----------   ------------ -------------   ------------
Options outstanding at end of year               438,740      $3.32-6.12      383,740     $3.32-6.12       111,594     $3.94-6.51
                                              ===========  ==============  ===========   ============ =============   ============
Options exercisable at end of year               185,940      $3.32-6.12       40,990     $3.94-6.12       106,954     $3.94-6.51
                                              ===========  ==============  ===========   ============ =============   ============


         The weighted average fair value of the options granted during the year was $68,000. The remaining weighted average contractual life of the options was
7.0 years.

7.       Income Taxes

         Provision (benefit) for income taxes consist of the following -

                                                     2003                 2002                    2001
                                              --------------------  -----------------     ----------------------

Continuing Operations

          Federal
                Current                               $ (864,000)         $(162,000)                $ (656,000)
                Deferred                                 656,000            (64,000)                  (367,000)
                                              --------------------  -----------------     ----------------------
                                                      $ (208,000)         $(226,000)              $ (1,023,000)
                                              --------------------  -----------------     ----------------------

          State                                                -                  -                          -
                                              --------------------  -----------------     ----------------------

Total Continuing                                      $ (208,000)         $(226,000)               $(1,023,000)
                                              ====================  =================     ======================

Discontinued Operations

            Real Estate

           Federal
                 Current                               $ 478,000            $32,000                   $254,000
                  Deferred                               (16,000)                 -                          -
                                              --------------------  -----------------     ----------------------
                                                         462,000             32,000                    254,000
                                              --------------------  -----------------     ----------------------

           State                                               -                  -                          -
                                              --------------------  -----------------     ----------------------

Total Real Estate                                       $462,000            $32,000                   $254,000
                                              --------------------  -----------------     ----------------------

             Oil and Gas

             Federal
                 Current                              $   68,000           $161,000                   $474,000
                  Deferred                              (569,000)           326,000                   (268,000)
                                              --------------------  -----------------     ----------------------
                                                        (501,000)           487,000                    206,000
                                              --------------------  -----------------     ----------------------


              Foreign
                 Current                                 635,000           (501,000)                   933,000
                  Deferred                            (1,987,000)           500,000                   (103,000)
                                              --------------------  -----------------     ----------------------
                                                      (1,352,000)            (1,000)                   830,000
                                              --------------------  -----------------     ----------------------



                State                                     42,000             38,000                    (60,000)
                                              --------------------  -----------------     ----------------------

Total Oil and Gas                                   $ (1,811,000)          $524,000                   $976,000
                                              --------------------  -----------------     ----------------------

Total Discontinued                                    (1,349,000)          $556,000                 $1,230,000
                                              ====================  =================     ======================
Total                                               $ (1,557,000)          $330,000                   $207,000
                                              ====================  =================     ======================

         A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate is as follows-



                                                                             2003               2002                  2001
                                                                        ---------------   -----------------     -----------------

         Federal income tax provision (benefit) at statutory rate         $ (1,026,000)    $      478,000       $       224,000
         State income tax net of Federal impact                                 27,000             25,000               (40,000)
         Impact of foreign operations                                          117,000            (87,000)              119,000
         Dividend exclusion                                                    (91,000)           (86,000)              (96,000)
         Life Insurance Proceeds                                              (350,000)                 -                     -
                                                                        ---------------   -----------------     -----------------
                                                                          $ (1,557,000)    $      330,000       $       207,000
                                                                        ===============   =================     =================

         Effective tax rate (benefit)                                           (53.1%)              23.5%                 31.4%
                                                                        ===============   =================     =================

                           WILSHIRE ENTERPRISES, INC.

Significant components of deferred tax liabilities as of December 31, 2003 and 2002 were as follows-

                                                                                       2003                  2002
                                                                                  ----------------     -----------------

              Tax over book depreciation, depletion and amortization-
                  Oil and gas and real estate properties - U.S.                     $ 6,022,000        $    6,957,000
                  Oil and gas properties - Canada                                     5,436,000             4,862,000
              Unrealized gain (loss) on marketable securities                            89,000               535,000
                                                                                  ----------------     -----------------
                   Net deferred tax liability                                        11,547,000            12,354,000
              Deferred tax liability reclassified to current                            (89,000)             (535,000)
                                                                                  ----------------     -----------------
                   Noncurrent deferred tax liability                                $11,458,000        $   11,819,000
                                                                                  ================     =================

8.       Commitments and Contingencies

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

         As of December 31, 2003 and 2002, 7,802,831 and 7,809,834,
respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2003 and 2002, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

         The Company does not have significant lease commitments or post retirement benefits.

9.       Segment Information

         The Company conducts real estate operations throughout the United States. The Company also is engaged in the exploration and development of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent.

Real Estate

         The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes, as well as commercial and retail properties.

Oil and Gas

         The Company conducts its oil and gas operations in the United States and Canada. Oil and gas operations in the United States are located in Arkansas, California, Kansas, Nebraska, Ohio, Oklahoma, Pennsylvania, Texas, Utah, West Virginia and Wyoming. In Canada, the Company conducts oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. As noted above the Company is in the process of selling its oil and gas operations. The oil and gas operations and certain real estate properties held for sale at December 31, 2003 are presented as Discontinued Operations in the accompanying financial statements.

Corporate

         The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open markets. Over the years, the Company has focused its resources in the oil and gas and real estate divisions.

                           WILSHIRE ENTERPRISES, INC.

The following segment data is presented based on the Company's internal management reporting system-


                                                                         2003                 2002                   2001
                                                                   ------------------   ------------------     ------------------

              Gross revenues
                  Oil and gas - United States                            $ 5,013,000    $      3,767,000        $     4,796,000
                  Oil and gas - Canada                                     5,552,000           1,962,000              3,738,000
                  Real estate                                             14,789,000          14,739,000             14,095,000
                                                                   ------------------   ------------------     ------------------
                                                                         $25,354,000    $     20,468,000        $    22,629,000
                                                                   ==================   ==================     ==================

              Income (loss) from operations-
                  Oil and gas - United States (a)                         $  406,000    $        718,000        $      (348,000)
                  Oil and gas - Canada (a)                                (5,395,000)            508,000              2,078,000
                  Real estate (a)                                          1,082,000           3,380,000              3,326,000
                  Corporate (a)                                             (868,000)         (1,282,000)              (334,000)
                                                                   ------------------   ------------------     ------------------
                                                                       $  (4,775,000)   $      3,324,000        $     4,722,000
                                                                   ==================   ==================     ==================

              Depreciation, depletion and amortization -
                  Oil and gas - United States                            $ 1,120,000    $        932,000        $     1,969,000
                  Oil and gas - Canada                                     2,183,000             484,000                925,000
                  Real estate                                              2,941,000           2,468,000              2,263,000
                  Corporate                                                        -                   -                      -
                                                                   ------------------   ------------------     ------------------
                                                                         $ 6,244,000    $      3,884,000        $     5,157,000
                                                                   ==================   ==================     ==================

              Identifiable assets -
                  Oil and gas - United States                           $ 15,106,000    $     18,842,000        $    14,993,000
                  Oil and gas - Canada                                    17,644,000          17,497,000             13,758,000
                  Real estate                                             58,029,000          58,515,000             58,344,000
                  Corporate                                                8,218,000          13,066,000             20,808,000
                                                                   ------------------   ------------------     ------------------
                                                                        $ 98,997,000    $    107,920,000        $   107,903,000
                                                                   ==================   ==================     ==================

              Capital expenditures-
                  Oil and gas - United States                             $  886,000    $        881,000        $       980,000
                  Oil and gas - Canada                                     8,066,000           3,807,000                948,000
                  Real estate                                              2,168,000           2,668,000             10,140,000
                  Corporate                                                      -0-             172,000                112,000
                                                                   ------------------   ------------------     ------------------
                                                                        $ 11,120,000    $      7,528,000        $    12,180,000
                                                                   ==================   ==================     ==================

(a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

                           WILSHIRE ENTERPRISES, INC.

10.      Geographic Information

         The following is a description by geographic location-

                                                                         2003                 2002                   2001
                                                                   ------------------   ------------------     -----------------

              Gross revenues -
                  United States                                          $19,802,000          $18,506,000           $18,891,000
                  Canada                                                   5,552,000            1,962,000             3,738,000
                                                                   ------------------   ------------------     -----------------
                                                                         $25,354,000          $20,468,000           $22,629,000
                                                                   ==================   ==================     =================

              Income (loss) from operations -
                  United States                                         $    620,000          $ 2,816,000           $ 2,644,000
                  Canada                                                  (5,395,000)             508,000             2,078,000
                                                                   ------------------   ------------------     -----------------
                                                                        $ (4,775,000)         $ 3,324,000           $ 4,722,000
                                                                   ==================   ==================     =================

              Depreciation, depletion and amortization
                  United States                                          $ 4,061,000          $ 3,400,000           $ 4,232,000
                  Canada                                                   2,183,000              484,000               925,000
                                                                   ------------------   ------------------     -----------------
                                                                         $ 6,244,000          $ 3,884,000           $ 5,157,000
                                                                   ==================   ==================     =================

              Identifiable assets-
                  United States                                          $81,353,000          $90,423,000           $94,145,000
                  Canada                                                  17,644,000           17,497,000            13,758,000
                                                                   ------------------   ------------------     -----------------
                                                                         $98,997,000         $107,920,000          $107,903,000
                                                                   ==================   ==================     =================

              Capital expenditures
                  United States                                          $ 3,054,000          $ 3,721,000           $11,232,000
                  Canada                                                   8,066,000            3,807,000               948,000
                                                                    ------------------   ------------------     -----------------
                                                                         $11,120,000          $ 7,528,000           $12,180,000
                                                                   ==================   ==================     =================


11.      Oil and Gas Producing Activities

         The following data represents the Company's oil and gas producing activities for 2003 and 2002-


                                                                                              2003                   2002
                                                                                        ------------------     ------------------
              Capitalized costs (all being amortized)-
                  Productive and nonproductive properties                                    $139,585,000           $136,429,000
                  Unevaluated properties                                                        4,016,000              4,814,000
                                                                                        ------------------     ------------------
                       Total capitalized costs being amortized                                143,601,000            141,243,000
              Less-Accumulated depreciation, depletion and amortization                       116,064,000            110,031,000
                                                                                        ------------------     ------------------
                       Net capitalized costs                                                 $ 27,537,000           $ 31,212,000
                                                                                        ==================     ==================

                           WILSHIRE ENTERPRISES, INC.

         The following data summarizes the costs incurred in property acquisition, exploration and development activities and the results of operations from oil and gas producing activities-



                                                    United States                                           Canada
                                      --------------------------------------- --------------------------------------------------
                                            2003          2002         2001             2003            2002             2001
                                      ------------ ------------- ------------ ----------------- --------------- ----------------

Acquisition of unproved
    Properties                        $    32,000  $     40,000   $   102,000 $              -  $            -  $        91,000
Exploration                               397,000       525,000       554,000          143,000         158,000          113,000
Development                               556,000       316,000       681,000        2,354,000       3,649,000          995,000
                                      ------------ ------------- ------------ ----------------- --------------- ----------------
Total costs incurred                  $   985,000  $    881,000   $ 1,337,000 $      2,497,000  $    3,807,000  $     1,199,000
                                      ============ ============= ============ ================= =============== ================

Revenues from oil and gas
    producing activities              $ 5,013,000  $  3,767,000   $ 4,796,000 $      5,552,000  $    1,962,000  $     3,738,000
                                      ------------ ------------- ------------ ----------------- --------------- ----------------
Production costs                        1,606,000    1,709,000      1,905,000        1,139,000         589,000          651,000
Technical support and other             1,881,000       356,000       183,000          625,000         125,000           84,000
Depreciation, depletion
     and amortization                   1,120,000       932,000     1,969,000        2,183,000         487,000          925,000
Impairment Loss                                 -             -            -         7,000,000               -                -
                                      ------------ ------------- ------------ ----------------- --------------- ----------------
Total expenses                          4,607,000     2,997,000     4,057,000       10,947,000       1,201,000        1,660,000
                                      ------------ ------------- ------------ ----------------- --------------- ----------------
Pretax income (loss) from
      oil and gas producing
      Activities                          406,000       770,000       739,000       (5,395,000)        761,000        2,078,000
Income tax (provision) benefit           (459,000)      276,000       255,000       (1,352,000)        247,000         (721,000)
                                      ------------ ------------- ------------ ----------------- --------------- ----------------
Income (loss) from oil and gas
       producing activities           $   865,000  $    494,000   $   484,000      ($4,043,000) $      514,000  $     1,357,000
                                      ============ ============= ============ ================= =============== ================



12.      Fair Value of Financial Instruments

     The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $59.9 million, which exceeds the carrying value by $1.4 million.

     Payments on the mortgage receivable are based on the sales of units in the underlying properties. Because the payments are inconsistent, it is impractical to calculate the fair value of the receivable.

     Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2003. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

                           WILSHIRE ENTERPRISES, INC.

13.       Discontinued Operations

Real Estate

Year - 2003

         At December 31, 2003, the Company had 17 New Jersey properties held for sale, of which 14 were committed to close during 2004 under four separate contracts, although there is no assurance that the closings under all of these contracts will be consummated. The properties held for sale consisted of 10 residential apartment complexes, two commercial office buildings and five tracts of land formerly held for development.

         It is anticipated that the first sales contract, with an aggregate purchase price of $11 million for all 10 residential apartment complexes and one office building, will close on or about March 31, 2004. The second contract in the amount of $2.5 million for undeveloped land is expected to close during the second quarter of 2004. The third contract in the amount of $630,000 for undeveloped land is scheduled to close during the third quarter of 2004. The fourth and final contract in the amount of $3.95 million for undeveloped land is expected to close by year end. The remaining three properties held for sale, consisting of an office building and two tracts of unimproved land are being marketed through the brokerage community for ultimate sale.

         During the second and third quarters of 2003, the Company sold three residential apartment buildings in Florida and recognized a gain, net of taxes, in the amount of $1,097,000.

         The financial results of the properties sold during 2003 and the properties held for sale have been reported as Discontinued Operations, Real Estate, Net of Taxes, in the Consolidated Balance Sheets and Consolidated Statements of Income at and for the year ended December 31, 2003.

Year - 2002

         During the second quarter, 2002, the Company sold two New Jersey condominium units held for sale and recognized a gain, net of taxes, in the amount of $111,000. In the third quarter, 2002, the Company sold an unimproved parcel of land in New Jersey for a gain, net of taxes, in the amount of $56,000. The aforementioned gains together with the operating results related to the properties held for sale have been reported as Discontinued Operations, Real Estate, Net of Taxes, in the Consolidated Balance Sheets and Consolidated Statements of Income at and for the year ended December 31, 2002.

Year - 2001

         During the third quarter, 2001, the Company sold a vacant parcel of land in Arizona and a residential home in New Jersey. The Company recognized gains, net of taxes, in the amounts of $720,000 and $214,000, respectively. During the fourth quarter, 2001, the Company sold 1 New Jersey condominium and recognized a gain, net of taxes, in the amount of $44,000. The aforementioned gains together with the operating results related to the properties held for sale have been reported as Discontinued Operations, Real Estate, Net of Taxes, in the Consolidated Statements of Income for the year ended December 31, 2001.

Oil and Gas

         In July 2003 the Company committed to the sale of its oil and gas operations and to reinvest the net proceeds in the ongoing real estate business or otherwise utilize the proceeds in a manner designed to maximize shareholders value. As a result of this decision, the Company's oil and gas operations are shown as Discontinued Operations - Oil and Gas, Net of Taxes.


14.      Subsequent Events

Oil and Gas

         On March 17, 2004 the Company announced that it entered into a definitive agreement to sell its U.S. oil and gas business, effective as of March 1, 2004, for $13.7 million in gross proceeds. The transaction, which is subject to due diligence review by the purchaser and other contractual conditions, is expected to close in April 2004. In addition, the Company announced that it is currently in negotiations with potential purchasers of its Canadian oil and gas business and believes these efforts will culminate in the execution of an agreement to sell its Canadian oil and gas business during the second quarter of 2004. The anticipated effective date of this transaction is also as of March 1, 2004.

                           WILSHIRE ENTERPRISES, INC.

Until these sales are consummated the Company will continue to participate in oil and gas prospects. The net book value of the Canadian assets being disposed of is higher than the gross proceeds anticipated from the sale. Therefore, the Company has recorded in the fourth quarter of 2003 non-cash after tax charge to earnings of $4.4 million to Discontinued Operations - Oil and Gas, Net Taxes.

         If the contemplated sale of the U.S. oil and gas operations is consummated, the Company will receive $13.7 million in gross proceeds. After taxes, this transaction will provide approximately $8.5 million in capital resources. If the contemplated sale of the Canadian oil and gas operations is consummated at the price currently proposed by a third party purchaser, the transaction is expected to generate approximately $8 million in additional capital resources after taxes and the extinguishment of related debt associated with the assets being sold.

Real Estate

         On March 15, 2004 the Company sold for $800,000 a building in Jersey City, New Jersey which was included in an overall contract totaling $11,000,000 and realized a net book gain of $180,000. The Company anticipates closing on or about March 31, 2004 on the remainder of this contract to sell all of its residential properties in Jersey City for $10,200,000, realizing a net book gain of $4.7 million. After taxes and the payoff of related long-term debt, this transaction is expected to provide approximately $5.6 million in capital resources.

                           Wilshire Enterprises, Inc.
             Schedule III-Real Estate And Accumulated Depreciation
                               December 31, 2003

                       (Dollars in thousands)


                                                                           Column D                       Column E
                                                  Column C        Cost Capitalized Subsequent  Gross Amount At Which Carried
Column A                       Column B         Initial Cost          To Acquisition              as of December 31, 2003
--------                     ------------- ---------------------- ---------------------------  ------------------------------
                                                      Building &                Building &                  Building &
Description                  Encumbrances    Land    Improvements    Land      Improvements     Land       Improvements    Total
-----------                  ------------  --------- ------------   ------     -------------   ------      ------------    -----
Arizona
378 unit garden apt complex   $   9,210    $    600    $  4,050     $    -      $   2,930     $   600      $  6,980      $  7,580
340 unit garden apt complex      10,596         800       5,600          -          2,630         800         8,230         9,030
53,000 sq ft office bldg          3,962         316       2,384        (3)          1,424         313         3,808         4,121
Texas
228 unit apt complex              4,357         625       3,015        (5)          2,464         620         5,479         6,099
180 unit apt complex              4,162         805       4,450          -            450         805         4,900         5,705

New Jersey
135 unit apt complex              2,278         360       2,640          -          1,211         360         3,851         4,211
132 unit apt complex              4,952         480       3,541          -            482         480         4,023         4,503
Hotel & banquet facility          3,481       2,600       1,031        457          1,276       3,057         2,307         5,364

Other residential                 7,510       2,665       8,707         88          2,614       2,753        11,321        14,074

Other office/retail               1,092         838       3,544        474          1,944       1,312         5,488         6,800

Land held for development         1,278       4,512           -         70              -       4,582             -         4,582

                              ---------    --------    --------     ------      ---------     -------      --------     ---------
                              $  52,878    $ 14,601    $ 38,962     $1,081      $  17,425     $15,682      $ 56,387     $  72,069
                              =========    ========    ========     ======      =========     =======      ========     =========


                                                                         Column I
                                     Column F             Column H      Life on Which
                                   Accumulated               Date      Depreciation is
Description                        Depreciation            Acquired      Computed
-----------                        ------------           ---------    ----------------

Arizona
378 unit garden apt complex         $  2,696                1,992          Various
340 unit garden apt complex            3,273                1,992          Various
53,000 sq ft office bldg               1,643                1,992          Various
Texas
228 unit apt complex                   2,142                1,992          Various
180 unit apt complex                     405                2,001          Various

New Jersey
135 unit apt complex                   1,321                1,993          Various
132 unit apt complex                     946                1,997          Various
Hotel & banquet facility                 397                1,997          Various

Other residential                      3,223              Various          Various

Other office/retail                    1,685              Various          Various

Land held for development                  -              Various                -

                                    ---------
                                    $ 17,731
                                    =========


                           Wilshire Enterprises, Inc.
              Schedule III-Real Estate And Accumulated Depreciation
                                December 31, 2003

                             (Dollars in thousands)

       The changes in real estate for the three years ended December 31, 2003, are as follows:


                                                2003        2002         2001
                                              ---------   ---------   ----------
           Balance at beginning of year       $ 71,355    $ 69,161    $  61,402
           Property acquisitions                     -           -        8,199
           Improvements                          2,415       2,679        1,942
            Retirements/disposals                (1701)       (485)      (2,382)
                                              ---------   ---------   ----------
           Balance at end of year             $ 72,069    $ 71,355    $  69,161
                                              =========   =========   ==========


       The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2003 was approximately $70,978.

       The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2003, are as follows:




                                             2003          2002         2001
                                        -----------    -----------   ---------
      Balance at beginning of year      $   15,504     $   13,108    $ 11,122
      Depreciation for year                  2,547          2,410       2,126
      Retirements/disposals                   (320)           (14)       (140)
                                        -----------    -----------   ---------
      Balance at end of year            $   17,731     $   15,504    $ 13,108
                                        ===========    ===========   =========


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE


     None

ITEM  9A. CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003 in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple acts of some persons or by collusion of two or more people. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         (b) Changes in internal controls over financial reporting. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III



ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 Annual Meeting of shareholders that is responsive to the information required with respect to this item.

         The Registrant has adopted a Code of Conduct for its officers and employees. A copy of the Code of Conduct is available on the Company's website (http://www.wilshireenterprises.com) under the caption "Corporate Policies."

ITEM 11.   EXECUTIVE COMPENSATION

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 Annual Meeting of shareholders that is responsive to the information required with respect to this item.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 Annual Meeting of shareholders that is responsive to the information required with respect to this item.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 Annual Meeting of shareholders that is responsive to the information required with respect to this item.


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Registrant incorporates by reference herein information to be set forth in its definitive proxy statement for its 2004 Annual Meeting of shareholders that is responsive to the information required with respect to this item.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

         ( 1.)   Consolidated Financial Statements

                    Report of Independent Auditors                                                                               25
                    Consolidated Balance Sheets as of December 31, 2003 and 2002                                                 26
                    Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001                  27
                          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001   28
                          Consolidated Statements of Cash flows for the years ended December 31, 2003, 2002, and 2001            29
                          Notes to Consolidated Financial Statements                                                             30

         (2).   Financial Statement Schedules

                Schedule III - Real Estate and Accumulated Depreciation

                All  other schedules are omitted because they are  not required, inapplicable or the information is otherwise shown in the financial statements or  notes thereto.

         (3)    See Exhibits and Index to Exhibits, below.

(b) On November 14, 2003 the Company submitted to the Securities and Exchange Commission a Current Report on Form 8-K reporting (under Item 9) its public announcement of its earnings results for the third quarter ended September 30, 2003.
(c ) Exhibits and Index to Exhibits:

Exhibits
Number        Description

3.1 Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended. (Incorporated by reference to Exhibit 3.1 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1992).

3.2 Amended By-Laws, as of June 11, 1998, of Wilshire Enterprises, Inc. (Incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1 Stockholder Protection Rights Agreement, dated as of June 21, 1996, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent (Incorporated by reference to Exhibit 1 to the Company's current report on Form 8-K dated June 21, 1996).

4.2      Reference is made to Exhibits 10.70 through 10.90

4.3 The Company agrees to furnish the Commission upon request any agreements with respect to long-term debt not referenced herein.

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

10.4 Wilshire Enterprises, Inc. 1984 Stock Option Plan. (Incorporated by reference to Exhibit 10.5 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992).

10.5 Wilshire Enterprises, Inc. 1995 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders).

10.6 Wilshire Enterprises, Inc. 1995 Non-Employee Director Stock Option Plan. ( Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders).

10.70 Environmental Indemnity Agreement between Biltmore Club Apartments, L.L.C., a subsidiary Wilshire Enterprises, Inc. and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.71 Promissory Note given by Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.72 Indemnity and Guaranty Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.73 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.74 Promissory Note given by Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.*

10.75 Environmental Indemnity Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.*

10.76 Indemnity and Guaranty Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.*

10.77 Multifamily Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.*

10.78 Promissory Note given by Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.79 Environmental Indemnity Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.80 Indemnity and Guaranty Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.81 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.82 Promissory Note given by Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.83 Environmental Indemnity Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.84 Indemnity and Guaranty Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.85 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.86 Promissory Note given by Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.87 Environmental Indemnity Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.88 Indemnity and Guaranty Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.89 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003.*

10.90 The Company agrees to furnish to the Commission upon request any other agreements with respect to long term debt.

10.91 Agreement dated March 17, 2004 between Wilshire Enterprises, Inc. and Crow Creek Enegry L.L.C. to sell the U. S. Oil and gas business.

10.92 Contract of sale dated January 23, 2004 between Wilshire Enterprises, Inc. and Economic Properties 2004 L.L. C. for the sale of eleven properties in Jersey City, New Jersey.

10.93 Employment agreement between the Company and Philip Kupperman dated as of July 1, 2002 is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2002.

10.94 Severance Letter Agreement between the Company and Sherry Wilzig Izak dated as of March 29, 2004.

21.      List of significant subsidiaries of the Registrant

23.      Consent of Ernst & Young, LLP

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of the Chief Executive Officer Pursuant to 18 U.S. C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2     Certification of the Chief Financial Officer pursuant to 18 U.S. C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         * Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002

Exhibit 21 - List of Subsidiaries

                                                          Jurisdiction of
                                                           Incorporation
                                                           -------------
          1022778 Alberta Ltd.                            Alberta, Canada
          Calgary, Alberta, Canada

          Wilshire Oil of Canada Co.                      Nova Scotia, Canada
          Calgary, Alberta, Canada

          San Francisco Oil                               State of California

          Rockland Resources                              State of Oklahoma

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

          Sunrise Ridge Holding, Inc.                     State of Delaware
          Jersey City, NJ

          Sunrise Ridge, L. L. C.                         State of Delaware
          Jersey City, NJ

          Biltmore Club Holding, Inc.                     State of Delaware
          Jersey City, NJ

          Biltmore Club Apartments, L. L. C.              State of Delaware
          Jersey City, NJ

          350 Pleasant Valley  Corp                       State of New Jersey
          Jersey City, NJ

          Global Equities Management Corp.                State of Delaware
          Jersey City, NJ

          Wellington Holding, Inc.                        State of Delaware
          Jersey City, NJ

          Wellington Apartments, L.L.C.                   State of Delaware
          Jersey City, NJ

          Van Buren Holding, Inc.                         State of Delaware
          Jersey City, NJ

          Van Buren, L.L.C.                               State of Delaware
          Jersey City, NJ

          Belair Drive, LLC                               State of Delaware
          Jersey City, NJ

          Alpine Village Holding, Inc.                    State of Delaware
          Jersey City, NJ

          Alpine Village Apartments, L.L.C.               State of Delaware
          Jersey City, NJ

          Galsworthy Arms Holding, Inc.                   State of Delaware
          Jersey City, NJ

          Galsworthy Arms Apartments, L.L.C.              State of Delaware
          Jersey City, NJ

                               S I G N A T U R E S


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized this 30th day of March 2004.


                            WILSHIRE ENTERPRISES, INC.
                                   (Registrant)



                            Directors:

                                     By: /s/ Miles Berger
                                         ---------------------------------------
                                             Miles Berger


                                     By: /s/ Milton Donnenberg
                                         ---------------------------------------
                                             Milton Donnenberg


                                     By: /s/ S. Wilzig Izak.
                                         ---------------------------------------
                                             S. Wilzig Izak


                                     By: /s/ Eric J. Schmertz, Esq.
                                         ---------------------------------------
                                             Eric J. Schmertz, Esq.


                                     By: /s/ Ernest Wachtel
                                         ---------------------------------------
                                             Ernest Wachtel


                                     By: /s/ Martin Willschick.
                                         ---------------------------------------
                                             Martin Willschick
                                             Officers:


                                     By: /s/ S. Wilzig Izak
                                         ---------------------------------------
                                             S. Wilzig Izak
                                             Chairman of the Board and Chief
                                             Executive Officer



                                     By: /s/ Philip G. Kupperman
                                         ---------------------------------------
                                             Philip G. Kupperman
                                             President, Chief Operating Officer
                                             And Chief Financial Officer