Form 10-K/A
period 2003-12-31
WILSHIRE OIL CO OF TEXAS
filed 2004-04-29
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)
          [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                      OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

         For the transition period from _____________ to ______________

                          Commission File Number 1-4673

                           Wilshire Enterprises, Inc.
                           --------------------------
             (exact name of registrant as specified in its charter)

Delaware                                                    84-0513668
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization                                Number

921 Bergen Avenue
Jersey City, New Jersey                                      07306
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (201) 420-2796

Securities registered pursuant to Section 12 (b) of the Act:

                                                        Name of each exchange
   (Title of each class)                                 On which registered
   ---------------------                                ---------------------
Common Stock, $1 par value                             American Stock Exchange
--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes _____x____   No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ____ No __x__

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

                    Documents Incorporated by Reference: None

                           WILSHIRE ENTERPRISES, INC.

                                   FORM 10-K/A

                   For The Fiscal Year Ended December 31, 2003


                                EXPLANATORY NOTE

            This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the "Annual Report") of Wilshire Enterprises, Inc. (the "Company" or "Wilshire") filed on March 30, 2004 with the Securities & Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 30, 2004 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's current Restated Certificate of Incorporation and By-Laws provide for a six member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class III expires at the 2004 Annual Meeting, Class I at the next succeeding Annual Meeting and Class II at the following succeeding Annual Meeting.

         The information provided below with respect to each director and executive officer includes (1) name and age, (2) class, (3) principal occupation, business experience during the past five years, and age, (4) the year in which he or she became a director, if applicable and (5) number and percentage of shares of Common Stock of the Company beneficially owned. This information has been furnished by the directors and executive officers.

                                                                                         Year             Shares of Common
                                                                                        Became           Stock Beneficially
                                                                                       Director          Owned on March 26,
                                                                                        of the          2004 and Percentage
Name and Age                    Class            Principal Occupation (a)               Company             of Class (b)
------------------------------ -------- -------------------------------------------   ------------  -----------------------------
Miles Berger, 51                  I     Chairman of Berger Organization                  2002                 1,000(f)
                                        Real Estate Management And                                            (0.01%)
                                        Development Company
                                        Newark, NJ

Milton Donnenberg, 81 (g)        II     Formerly President, Milton Donnenberg            1981                22,460(c)
                                        Assoc., Realty
                                        Management                                                            (0.29%)
                                        Carlstadt, NJ

S. Wilzig Izak, 45               II     Chairman of the Board since                      1987                82,798(e)
                                        September 20, 1990; Chief Executive                                   (1.06%)
                                        Officer since May 1991; Executive Vice
                                        President (1987-1990), prior
                                        thereto, Senior Vice President

Eric J. Schmertz, Esq., 78        I     Of Counsel to the Dweck law firm                 1983                23,218(c)
                                        Distinguished Professor Emeritus                                      (0.30%)
                                        and formerly Dean, Hofstra University
                                        School of Law, Hempstead, NY

Ernest Wachtel, 79               lll    President, Ellmax Corp., Builders and            1970                98,491(c)
                                        Realty Investors, Elizabeth, NJ                                       (1.26%)

W. Martin Willschick, 52         lll    Manager, Treasury Services, City of              1997                11,062(d)
(h)                                     Toronto, Canada                                                       (0.14%)

Philip Kupperman, 57             N/A    President, Chief Operating Officer and            N/A                125,000(i)
                                        Chief Executive Officer of the Company                                (1.58%)
                                        since 2002, President of management
                                        consulting firm 2000-2002; Partner,
                                        Connecticut office of Arthur Andersen
                                        prior thereto

(a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.
(b) The shares of the Company's Common Stock are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.
(c) Includes 10,300 shares of stock that could be obtained by each of these Outside Directors on the exercise of options exercisable within 60 days of March 26, 2004.
(d) Includes 9,000 shares of stock that could be obtained by W. Martin Willschick on the exercise of options exercisable within 60 days of March 26, 2004. Mr. Willschick is Ms. Izak's first cousin.
(e) Includes 10,000 shares of stock that could be obtained by S. Wilzig Izak on the exercise of options exercisable within 60 days of March 26, 2004.
(f) Includes 1,000 shares of stock that could be obtained by Miles Berger on the exercise of options exercisable within 60 days of March 26, 2004.

(g) Mr. Donnenberg is Ms. Izak's uncle by marriage.
(h) Mr. Willschick is Ms. Izak's cousin.
(i) Includes 125,000 shares of stock that could be obtained by Mr. Kupperman on the exercise of options exercisable within 60 days of March 26, 2004.

     At March 26, 2004 all current directors and current executive officers as a group (seven persons) beneficially owned equity securities as follows:

                                 Amount
                              Beneficially
         Title of Class          Owned            Percent of Class
         --------------       ------------        ----------------
          Common Stock           364,029*               4.56%

----------------

* Includes 175,900 shares subject to options exercisable within 60 days of March 26, 2004.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Code of Ethics is available on the Company's website (http://www.wilshireenterprisesinc.com) under the caption "Corporate Policies."

SECTION 16(a) REPORTING

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors, executive officers and 10% stockholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended December 31, 2003, except that Mr. Berger (a director of the Company) reported late an option grant that occurred on May 15, 2003, Mr. Kupperman (an officer of the Company) reported late an option grant that occurred on January 2, 2003 and Ms. Izak (a director and officer of the Company) reported late an option grant that occurred on July 15, 2002. The filings were made promptly after the failures to file were noted.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

         The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the executive officers of the Company (the "Named Officers"), for services rendered in all capacities during such period.

                                                                Annual Compensation
         Name and Current                           --------------------------------------------         All Other
         Principal Position                Year     Salary         Bonus             Other(a)         Compensation(b)
         ------------------------------  -------    -------------  --------------    -----------  ------------------------
         S. Wilzig Izak                    2003         $175,000         100,000              -                   $ 3,295
             Chairman and CEO              2002         $145,000               -              -                   $ 2,306
                                           2001         $140,000               -              -                 $   2,286

         Philip G. Kupperman               2003         $250,000         150,000              -                   $ 4,475
             President, COO and            2002 (c)      125,000             N/A            N/A                   $35,393
             CFO                           2001              N/A             N/A            N/A                       N/A

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

Employment Agreements

         On July 1, 2002, the Company entered into an employment agreement with Philip G. Kupperman pursuant to which Mr. Kupperman serves as the President, Chief Operating Officer and Chief Financial Officer of the Company, until June 30, 2004 (the "Expiration Date"). Under the agreement, Mr. Kupperman receives an annual base salary of $250,000 per year and was entitled to an aggregate of 300,000 stock options plus an annual bonus as determined by the Board of Directors of the Company, provided that such bonus shall not be less than $50,000 per contract year. In the event that the agreement is terminated other than for "Cause" (as defined in the agreement), or in the event of a Change in Control Event (as defined in the Company's 1995 Stock Option and Incentive
Plan), all non-vested options shall automatically vest. In addition, in the event that the agreement is terminated other than for Cause, the Company shall continue to pay Mr. Kupperman's base salary and bonus through the Expiration Date. The agreement prohibits Mr. Kupperman from competing with the Company for a period of two years from the Expiration Date and contains certain restrictions on soliciting customers and employees of the Company for the same period.

         On March 29, 2004, the Company provided Sherry Wilzig Izak, the Chairman of the Board, with a severance agreement. The agreement provides that on termination of her employment for any reason other than termination for Cause (as defined), she will receive a payment equal to $200,000.

         On April 24, 2004, the Company entered into an employment agreement with Daniel C. Pryor pursuant to which Mr. Pryor will initially serve as Vice President-Business Development, and, after June 30, 2004, as the President, Chief Operating Officer and Chief Financial Officer of the Company, until June 30, 2006 (the "Expiration Date"), subject to a one year extension under certain circumstances. Under the agreement, Mr. Pryor will receive an annual base salary of $250,000 per year and is entitled to an annual bonus and stock options as determined by the Board of Directors of the Company, or Stock Option Committee, as the case may be. In the event that the agreement is terminated other than for "Cause" (as defined in the agreement), or in the event of a Change in Control Event (as defined in the Company's 1995 Stock Option and Incentive Plan), all non-vested options shall automatically vest. In addition, in the event that the agreement is terminated other than for Cause, the Company shall continue to pay Mr. Pryor's base salary and bonus through the Expiration Date. In addition, upon a Change in Control, Mr. Pryor may elect to terminate his employment and receive a lump sum payment equal to twice his then current annual salary, subject to certain limitations. The agreement prohibits Mr. Pryor from competing with the Company for a period of two years from the Expiration Date and contains certain restrictions on soliciting customers and employees of the Company for the same period.

Stock Options

         In June 1995, the Company adopted two new stock-based compensation plans (the 1995 Stock Option and Incentive Plan and the 1995 Non-Employee Director Stock Option Plan) under which up to 450,000 and 150,000 shares of Common Stock, respectively, are available for grant. Options may no longer be granted under stock option plans approved prior to 1995 and, no options granted under such prior plans currently remain outstanding.

         In 2003, the Company granted 50,000 stock options pursuant to the 1995 Stock Option and Incentive Plan and granted 5,000 options under the 1995 Non-Employee Director Stock Option Plan.

         During 2003, no options expired unexercised.

Equity Compensation Plan Information

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our 1995 Stock Option and Incentive Plan and our 1995 Non-employee Director Stock Option Plan, as of December 31, 2003. These plans were our only equity compensation plans in existence as of December 31, 2003.

                                                                                              (c)
                                          (a)                                        Number of Securities
                                      Number of                                     Remaining Available For
                                       Securities                  (b)               Future Issuance Under
                                   To Be Issued Upon         Weighted-Average         Equity Compensation
                                      Exercise of            Exercise Price of         Plans (Excluding
                                  Outstanding Options       Outstanding Options     Securities Reflected In
Plan Category                     Warrants and Rights       Warrants and Rights           Column (a))
------------------------------   -----------------------    --------------------    ------------------------
Equity Compensation Plans
Approved by Stockholders                        438,740                   $3.61                     161,260

Equity Compensation Plans
Not Approved by Stockholders                          0                                                   0

                                 -----------------------                            ------------------------
TOTAL                                           438,740                                             161,260
                                 =======================                            ========================

Shown below is information with respect to stock options exercised in fiscal year 2003 and the fiscal year-end value of unexercised options for the Named
Officers:

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

                                                                     Number of Securities
                                                                          Underlying                Value of Unexercised
                                 Shares                               Unexercised Options              In-the-Money (a)
                                Acquired           Value                 at 12/31/03                Options at 12/31/03
                              On Exercise        Realized       Exercisable  Unexercisable       Exercisable   Unexercisable
                             ---------------    ------------    ------------------------------   -------------------------------

S. Wilzig Izak                     0               0             10,000           40,000         $ 27,800         $111,200
Philip G. Kupperman                0               0            125,000          175,000         $347,500         $477,000

(a) Values for "in-the-money" options represent the positive spread between the exercise price of an existing option and $6.10, the closing sales price of the Company's Common Stock on the American Stock Exchange on December 31, 2003. There is no guarantee that if these options are exercised they will have this value.

Option Grants in 2003

Shown below is further information on grants of stock options pursuant to the 1995 Stock Option and Incentive Plan during the fiscal year ended December 31, 2003 to the Named Officers:

                                                                                                          Potential Realizable
                                                                                                       Value At Assumed Annual Rates
                                                 % of Total Options                                     of Stock Appreciation For
                       Number of Securities          Granted to         Exercise or                          Option Term (a)
                        Underlying Options            Employees         Base Price    Expiration   ---------------------------------
Name                       Granted (b)             In Fiscal Year         ($/Sh)         Date          5%                   10%
--------------------- -----------------------   ---------------------- -------------- ------------ ------------         ------------

Philip G. Kupperman           50,000                    100%               $3.51        1/2/13      $110,500             $279,500



(a) The Securities and Exchange Commission (the "SEC") requires disclosure of the potential realizable value or present value of each grant. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by rules of the SEC and do not represent the Company's estimate or projection of the Company's future common stock prices. The disclosure assumes the options will be held for the full ten-year term prior to exercise. Such options may be exercised prior to the end of such term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

(b) The options granted to Philip G. Kupperman vest on July 1, 2004.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee currently consists of Messrs. Wachtel, Berger and Schmertz. None of these individuals are or were at any time officers or employees of the Company. No executive officer of the Company has served as a director or member of the compensation committee of any other entity, one of whose executive officers served as a member of the Compensation Committee of the Company. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Director Fees

         Each non-employee director receives an annual fee of $11,000. Non-employee members of the Executive Committee also receive an annual fee of $4,000. Members of the Audit Committee also receive an annual fee of $5,000 and members of the Compensation Committee, Nominating Committee and Stock Option Committee also receive an annual fee of $2,000. Each non-employee director also receives an additional fee of $750 for each meeting of the Board and each Committee thereof which such director attends.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
           ---------------------------------------------------------------------

Voting Securities and Principal Holders Thereof

         Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of December 31, 2003:

         Name of Address                       Amount and Nature of                    Percent
         of Beneficial Owner                   Beneficial Ownership (1)                of Class
         -------------------                   ------------------------                --------

         Estate of Siggi B. Wilzig                   1,660,792 (2)                      21.28%
         C/o Daniel Swick
         Herrick, Feinstein LLP
         2 Penn Plaza
         Newark, NJ 07105-2245

         Dimensional Fund Advisors, Inc              506,790 (3)                        6.49%
         1299 Ocean Avenue, Suite 650
         Santa Monica, CA 90401

         Donald Brenner                              413,056 (4)                        5.2%
         P. O. Box 721
         Alpine, NJ 07620

         Oaktree Capital Management, LLC             357,400(5)                         4.6%
         333 South Grand Avenue
         Los Angeles, CA 90071
                  And
         Kevin C. McTavish                           132,500 (5)                        1.7%
         5400 LBJ Freeway, Suite 1470
         Dallas, TX 75240

--------------

(1) Each beneficial owner's percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of December 31, 2003 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of December 31, 2003 have been excluded. Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) He died on January 7, 2003. The table above reflects the Estate's ownership as reported by the Estate.
(3) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 2003, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 506,790 shares of Common Stock, all of which shares are held in the portfolios of certain "Funds". Such Funds consist of investment companies to which Dimensional provides investment advice and certain other commingled group trusts and separate accounts for which Dimensional serves as an investment manager. Dimensional disclaims beneficial ownership of all such shares.

(4) Pursuant to a filing with the Securities and Exchange Commission on July 2, 2002, Mr. Brenner disclosed that he has beneficial ownership of 413,056 shares of Common Stock, consisting of 17,975 shares for which he has sole voting power and 395,081 shares for which he has shared voting power.
(5)      Pursuant to a filing with the Securities and Exchange Commission on
         Schedule 13D on October 28, 2003, Oaktree Capital Management, LLC, a California limited liability company and a registered investment advisor, ("Oaktree") disclosed that it is deemed to have beneficial ownership of 357,400 shares of Common Stock (4.6%). Such Schedule 13D was filed on behalf of Oaktree in its capacity as the managing member of OCM Real Estate Opportunities Fund III GP, LLC, a Delaware limited liability Company ("OCM GP"), which is the general partner of OCM Real Estate Opportunities Fund III, L.P., a Delaware limited partnership (the "OCM Fund" and together with Oaktree and OCM GP, the "Oaktree Filers"). Pursuant to a filing with the Securities and Exchange Commission on Schedule 13D on November 4, 2003, Mr. McTavish, Mr. Owen Blicksilver, Mr. Roger Stull, Mr. Philip Zuzelo and Mr. Joseph Magliolo III (collectively, the "McTavish Filers') disclosed that they have beneficial ownership of 132,500 shares of Common Stock (1.7%). In their respective filings, the Oaktree Filers and the McTavish Filers indicated that, together, they may be deemed to constitute a "group" within the meaning of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, although each of the Oaktree Filers and the McTavish Filers state that neither the fact of the filings nor anything contained therein shall be deemed to be an admission by the Oaktree Filers or the McTavish Filers that a "group" exists.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During June 2000, the Company acquired mortgage notes receivable secured by underlying property from The Trust Company of New Jersey ("TCNJ") for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. The mortgage notes receivable and subsequent advances are due 2007 and bear interest at 9.75%. The cost of the original mortgage note and the subsequent advance were partially funded by a $5,300,000 mortgage provided by TCNJ. In connection with the mortgage note receivable the Company will earn a $2,500,000 financing fee. The fee is being recognized by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company has the right to receive proceeds from the sale of the underlying property. During the years 2003 and 2002, the Company received mortgage amortization and financing fees in the amount of $650,000 and $4,946,000, respectively, and paid down $482,000 and $3,709,000, respectively, of the related mortgage payable to TCNJ.

         In March 2002, the Company refinanced an existing mortgage loan with TCNJ for $4.08 million and redeemed an unsecured line of credit with TCNJ for $1.5 million. As of year end 2003, the Company was indebted to TCNJ for approximately $18.5 million of first mortgage loans at a weighted average interest rate of approximately 6.375% and a $2.7 million loan secured by marketable securities at prime.

         Siggi B. Wilzig, whose shareholdings of the Company are described above, was an officer, director and significant shareholder of TCNJ up until his death on January 7, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Related Matters. In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the Company's independent accountants, Ernst & Young, LP ("Ernst& Young"), is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees

The aggregate fees incurred by the Company for fiscal years ended December 31, 2003 and 2002 for professional services rendered by Ernst & Young LLP in connection with (i) the audit of the Company's annual financial statements and
(ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, June 30, and September 30 were $115,000 and $123,000 respectively. The Company engaged Ernst & Young LLP to audit the Company's 2001 financial statements, that were restated to reflect certain operations as discontinued. The Company incurred professional fees of $108,700 in connection with the 2001 audit.

Audit-Related Fees

The Company did not incur any fees for fiscal years ended December 31, 2003 and 2002 for assurance and related services by Ernst & Young LLP in connection with the performance of the audit or review of the Company's financial statements, including 401(k) plan audits.

Tax Fees

The Company did not incur any fees for fiscal year ended December 31, 2003 and 2002 for professional services rendered by Ernst & Young LLP for tax compliance, tax advice or tax planning.

All Other Fees

The Company did not incur any other fees for fiscal years ended December 31, 2003 and 2002 for services rendered by Ernst & Young LLP.

Of the time expended by the Company's principal accountants to audit the Company's financial statements for the year ended December 31, 2003, less than 50% of such time involved work performed by persons other than the principal accountant's full-time, permanent employees.

Other Matters

The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of the Company's principal accountant.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                               S I G N A T U R E S


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized this 29th day of April 2004.

                                                     WILSHIRE ENTERPRISES, INC.
                                                     -------------------------
                                                                   (Registrant)

                                   Directors:

                                   By: /s/ Miles Berger
                                       ---------------------------------------
                                           Miles Berger


                                   By: /s/ Milton Donnenberg
                                       ---------------------------------------
                                           Milton Donnenberg


                                   By: /s/ S. Wilzig Izak
                                      ----------------------------------------
                                           S. Wilzig Izak


                                   By: /s/ Eric J. Schmertz, Esq.
                                     -----------------------------------------
                                           Eric J. Schmertz, Esq.


                                   By: /s/ Ernest Wachtel
                                       ---------------------------------------
                                           Ernest Wachtel


                                   By: /s/ Martin Willschick
                                       ---------------------------------------
                                           Martin Willschick

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