Form 10-Q
period 2004-03-31
WILSHIRE OIL CO OF TEXAS
filed 2004-05-17
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter period ended March 31, 2004 Commission file number 1-467


                           WILSHIRE ENTERPRISES, INC.
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

                                   Yes x No __


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).




                                 Yes    No X
                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 2004.


                    Common Stock $1 Par Value ----- 7,802,831

                            WILSHIRE ENTERPRISES, INC
                                      INDEX






                                                                                        Page No.
                                                                                        --------


Part I   1.       Financial Information



                  Financial Information:                                                    1
                  Condensed Consolidated Balance Sheets -
                  March 31, 2004 (Unaudited) and December 31, 2003


                  Unaudited Condensed Consolidated Statements of Income -                   2
                  Three months ended March 31, 2004 and 2003


                  Unaudited Condensed Consolidated Statement of Cash Flows -                3
                  Three months ended March 31, 2004 and 2003


                  Notes to Unaudited Condensed Consolidated Financial Statements            4


         2.       Management's Discussion and Analysis                                     10
                  of Financial Condition and Results of Operations

         3.       Quantitative and Qualitative Disclosure About Market Risk                15

         4.       Controls and Procedures                                                  16



Part II           Other Information


         6.       Exhibits and Reports on Form 8-K                                         17

                           WILSHIRE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 March 31,       December 31,
                                                                                                   2004             2003
                                                                                               (Unaudited)
                                                                                             ---------------- -----------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                                   $11,489,000       $ 7,763,000
     Restricted cash                                                                                 184,000           327,000
     Marketable securities, available-for-sale, at fair value                                      2,070,000         1,996,000
     Accounts receivable net of allowance of $65,000 in 2004
     and 2003, respectively                                                                        1,357,000         1,802,000
     Prepaid expenses and other current assets                                                     2,057,000         1,870,000
                                                                                             ---------------- -----------------
         Total current assets                                                                     17,157,000        13,758,000
                                                                                             ---------------- -----------------
NONCURRENT ASSETS
     Mortgage notes receivable                                                                     1,850,000         2,504,000
     Other noncurrent                                                                                865,000           860,000
PROPERTY AND EQUIPMENT
      Oil and gas properties  - Held for sale                                                    143,298,000       143,601,000
      Real estate properties                                                                      54,414,000        54,162,000
      Real estate properties - Held for sale                                                       9,456,000        17,907,000
                                                                                             ---------------- -----------------
                                                                                                 207,168,000       215,670,000
      Less:
      Accumulated depreciation and amortization                                                   15,246,000        14,721,000
      Accumulated depreciation, depletion and amortization- Property held for sale               117,207,000       119,074,000
                                                                                             ---------------- -----------------
                                                                                                  74,715,000        81,875,000
                                                                                             ---------------- -----------------
TOTAL ASSETS                                                                                    $ 94,587,000       $98,997,000
                                                                                             ================ =================

                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                            $  737,000       $ 3,645,000
     Accounts payable                                                                              1,921,000         1,894,000
     Income taxes payable                                                                          1,134,000           154,000
     Deferred income taxes                                                                        10,522,000        10,489,000
     Accrued liabilities                                                                           1,721,000           800,000
     Deferred income                                                                                 570,000           419,000
     Current liabilities associated with discontinued operations                                   1,771,000         3,520,000
                                                                                             ---------------- -----------------
             Total current liabilities                                                            18,376,000        20,921,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion                                                         47,247,000        47,719,000
     Deferred income taxes                                                                         1,402,000         1,058,000
     Deferred income                                                                                 655,000           725,000
     Other Long-term liabilities                                                                     224,000           227,000
     Non current liabilities associated with discontinued operations                                       -         3,820,000
                                                                                             ---------------- -----------------
              Total liabilities                                                                   67,904,000        74,470,000
                                                                                             ---------------- -----------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
     Preferred stock, $1 par value, 1,000,000 shares authorized; none
         issued and outstanding in 2004 and 2003                                                           -                 -
    Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2004 and 2003                                                      10,014,000        10,014,000
    Capital in excess of par value                                                                 9,029,000         9,029,000
    Treasury stock 2,210,713 and 2,210,713 shares at March 31, 2004
            and December 31,2003, respectively, at cost                                         (10,355,000)      (10,355,000)
    Retained earnings                                                                             19,866,000        17,267,000
    Accumulated other comprehensive loss                                                         (1,871,000)       (1,428,000)
                                                                                             ---------------- -----------------
              Total shareholders' equity                                                          26,683,000        24,527,000
                                                                                             ---------------- -----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 94,587,000      $ 98,997,000
                                                                                             ================ =================

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
               For the three months ended March 31, 2004 and 2003


                                                                                       March 31,                March 31,
                                                                                         2004                     2003
                                                                                 ----------------------    --------------------
Revenues
    Real estate                                                                           $  3,037,000             $ 2,926,000
                                                                                 ----------------------    --------------------
       Total revenues                                                                        3,037,000               2,926,000
                                                                                 ----------------------    --------------------
Cost and Expenses
     Real estate operating expenses                                                          1,763,000               1,672,000
     Depreciation and amortization                                                             542,000                 763,000
     General and administrative                                                                329,000                 274,000
                                                                                 ----------------------    --------------------
          Total costs and expenses                                                           2,634,000               2,709,000
                                                                                 ----------------------    --------------------
Income from Operations                                                                         403,000                 217,000
Other Income
    Dividend and interest income                                                               194,000                 224,000
    Gain on sale of securities                                                                       -                 261,000
    Other Income (expense)                                                                      53,000                 126,000
    Insurance Proceeds                                                                               -               1,000,000

Interest Expense                                                                             (763,000)             (1,442,000)
                                                                                 ----------------------    --------------------
           Income (loss) before provision for income taxes                                   (113,000)                 386,000
Provision (Benefit) for Income Taxes                                                          (54,000)               (100,000)
                                                                                 ----------------------    --------------------
Net Income (loss) from Continuing Operations                                                  (59,000)                 486,000
Discontinued Operations -  Real Estate, Net of Taxes
    Loss from operations                                                                     (121,000)                (119,000)
    Gain from sales                                                                         3,036,000                       --
Discontinued Operations - Oil & Gas, Net of Taxes                                            (257,000)                 646,000
                                                                                 ----------------------    --------------------
Net Income                                                                               $   2,599,000            $  1,013,000
                                                                                 ======================    ====================
Basic earnings per share:
            Earnings (loss) from continuing operations                                     $     (0.01)              $     0.06
            Earnings from discontinued operations                                                 0.34                     0.07
                                                                                 ----------------------    --------------------
            Net earnings applicable to common stockholders                                 $      0.33              $     0.13
                                                                                 ======================    ====================
Diluted earnings per share:
           Earnings (loss) from continuing operations                                     $     (0.01)              $     0.06
           Earnings from discontinued operations                                                  0.34                    0.07
                                                                                 ----------------------    --------------------
           Net earnings applicable to common stockholders                                  $      0.33               $    0.13
                                                                                 ======================    ====================


The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the Three Months Ended
                                                                                          March 31,                March 31,
                                                                                             2004                    2003
                                                                                        --------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                             $   2,599,000             $ 1,013,000
  Adjustments to reconcile net income to net cash
  provided by operating activities -
  Depreciation, depletion and amortization                                                   1,342,000               1,544,000
  Deferred income tax provision (benefit)                                                      344,000               1,311,000
   Increase (Decrease) in deferred income                                                       43,000                (230,000)
  Gain on sales of real estate assets                                                       (4,897,000)                      -
  Gain on sales of marketable securities                                                             -
                                                                                                                      (261,000)
  Changes in operating assets and liabilities -
    Decrease (Increase) in accounts receivable                                                 445,000                (891,000)
       Increase in income taxes receivable                                                    (312,000)             (1,077,000)
     Decrease (Increase) in prepaid expenses and other  current assets                         125,000                (410,000)
      Increase (Decrease) in other liabilities                                                 (8,000)                470,000
      Increase (Decrease) in accounts payable, accrued
       liabilities and taxes payable                                                         1,784,000                (888,000)
                                                                                        --------------           -------------
            Net cash provided by operating activities                                        1,465,000                 581,000
                                                                                        --------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Capital expenditures - real estate                                                      (340,000)             (3,633,000)
  Proceeds (Capital expenditures) - oil & gas                                                  146,000                (646,000)
  Proceeds from sales and redemptions of marketable securities                                       -                 781,000
  Proceeds from sales of real estate properties                                             10,909,000                       -
  Proceeds on mortgage notes receivable                                                        654,000                 151,000
  Decrease in restricted cash                                                                  143,000                       -
                                                                                        --------------           -------------
            Net cash provided by (used in) investing activities                             11,512,000              (3,347,000)
                                                                                        --------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                                                                     -              35,471,000
  Principal payments of long-term debt                                                      (8,767,000)            (34,368,000)
  Financing Costs                                                                                    -                (398,000)
                                                                                        --------------           -------------
            Net cash used in financing activities                                           (8,767,000)                705,000
                                                                                        --------------           -------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                       (484,000)                438,000
                                                                                        --------------           -------------
  Net increase (decrease) in cash and cash equivalents                                       3,726,000              (1,623,000)
CASH AND CASH EQUIVALENTS, beginning of year                                                7,763 ,000               4,164,000
                                                                                        --------------           -------------
CASH AND CASH EQUIVALENTS,  end of period                                                $  11,489,000             $2,541,000
                                                                                        ==============           =============
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the year for -
      Interest                                                                           $     756,000              $1,744,000
                                                                                        ==============           =============
      Income taxes, net                                                                  $      76,000               $ 160,000
                                                                                        ==============           =============




The accompanying notes to consolidated financial statements are an integral part of these financial statements

                           WILSHIRE ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2004

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

      Net income for the first quarter in 2003 as previously reported has been reduced by $109,000 to record the under-accrual of certain General and Administrative expenses. This correction, resulted in an adjustment to net income for the first quarter of 2003 from $1,122,000 or $0.14 per share as originally reported, to $1,013,000 or $0.13 per share.

      In July 2003 the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to reflect the oil and gas operations as "Discontinued Operations" in 2003 and 2004.

      In April 2004 the Company sold its oil and gas operations for $28.3 million in gross proceeds, of which $600,000 has been placed in escrow to allow for any potential post closing adjustments relating to its U.S. operations. As the sale was effective as of March 1, 2004, the financial statements as presented only reflect oil and gas operations for the first two months of 2004, compared to a full three months of operations in 2003.

      Pursuant to Statement of Financial Accounting Standard No. 144 (SFAS 144), the Company is required to reflect the gain on the sale of real estate properties plus the properties' year to date revenue, operating expenses and related interest expense as "Discontinued Operations". On March 31, 2004, the Company consummated the sale of eleven real estate properties in Jersey City, New Jersey for a net book gain after taxes of approximately $3.0 million. This transaction, less related mortgage debt, increased the Company's capital resources by approximately $5.3 million. In addition, properties currently under contract for sale are presented as "Real estate properties - Held for sale" on the Balance Sheet and the related property operations are shown as Discontinued on the statement of income.

      Basis of Presentation

      Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

      The following tables sets forth the Company's pro forma information for its common stockholders for the three months ended March 31, 2004 and 2003 (in thousands except earnings per share data):

                                                                                        For Three Months    Ended March 31,
                                                                                             2004               2003
                                                                                        ----------------    ---------------
        Net income as reported                                                                 $2,599             $1,013
        Add: Stock option expense included in net income (loss)                                     -                  -
        Less: Stock option expense determined under fair value recognition
           method for all awards                                                                   (5)               (15)
                                                                                         -------------       ------------
        Pro forma net income                                                                   $2,594               $998
                                                                                         =============       ============
        Net income per share as reported:
           Basic Earnings per share:
            Earnings per share from continuing operations                                     $ (0.01)            $ 0.06
            Earnings per share from discontinued operations                                      0.34               0.07
                                                                                         -------------       ------------
            Net earnings applicable to common shareholders                                     $ 0.33             $ 0.13
                                                                                         =============       ============
           Diluted Earnings per share:
            Earnings per share from continuing operations                                     $ (0.01)            $ 0.06
            Earnings per share from discontinued operations                                      0.34               0.07
                                                                                         -------------       ------------
            Net earnings applicable to common shareholders                                     $ 0.33             $ 0.13
                                                                                         =============       ============
        Pro forma net income per share:
           Basic Earnings per share:
            Earnings per share from continuing operations                                      $(0.01)            $ 0.06
            Earnings per share from discontinued operations                                      0.34               0.07
                                                                                         -------------       ------------
            Net earnings applicable to common shareholders                                      $0.33             $ 0.13
                                                                                         =============       ============
           Diluted Earnings per share:
            Earnings per share from continuing operations                                      $(0.01)             $0.06
            Earnings per share from discontinued operations                                      0.33               0.07
                                                                                         -------------       ------------
            Net earnings applicable to common shareholders                                      $0.32              $0.13
                                                                                         =============       ============

      The fair value was estimated using the Black-Scholes option-pricing model based on the weighted average market price at grant date of $3.32 in 2002 and $3.51 in 2003 and the following weighted average assumptions; risk-free interest rate of 3.87% for 2002 and 3.00% for 2003, volatility of 33.1% for 2002 and 2003, no dividend yield for 2002 or 2003, and an expected option life of 5 years. There were no options issued in the three months ended March 31, 2004.

      Oil and Gas Properties

      The Company follows the accounting policy, generally known in the oil and gas industry as "full cost accounting". Under full cost accounting, the Company capitalizes all costs, including interest costs, relating to the exploration for and development of its mineral resources. Under this method, all costs incurred in the United States and Canada are accumulated in separate cost centers and are amortized using the gross revenue method based on total future estimated recoverable oil and gas reserves. In July 2003 the Company committed to the sale of its oil and gas properties. These properties were sold in April 2004, with an effective sale date of March 1, 2004.

2.    SEGMENT INFORMATION

      For the first two months of 2004 the Company was engaged in the exploration of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent. In July 2003 the Company committed to the sale of its oil and gas operations and consummated the sale, effective March 1, 2004 in April 2004. The financial statements have been adjusted to present oil and gas operations as "Discontinued Operations" in 2003 and 2004. The Company also conducts real estate operations throughout the United States, owning apartment complexes as well as commercial and retail properties.

      Oil and Gas
      The Company conducted its oil and gas operations in the United States and Canada. Oil and gas operations in the United States were located in Arkansas, California, Kansas, Nebraska, New Mexico, Ohio, Oklahoma, Pennsylvania, Texas and Wyoming. In Canada, the Company conducted oil and gas operations in the Provinces of Alberta, British Columbia and Saskatchewan. In July 2003 the Company committed to the sale of its oil and gas properties. This sale was completed in April 2004 when the Company finalized the sale of its United States and Canadian oil and gas properties, effective March 1, 2004.

      Real Estate
      The Company's real estate operations are conducted in the states of Arizona, Texas, Florida, Georgia and New Jersey. The Company's properties consist of apartment complexes as well as commercial and retail properties. During the first quarter of 2004 the Company sold eleven real estate properties. The gains from these sales as well as the revenue, operating expenses and mortgage interest expense have been reflected as Discontinued Operations - Real Estate as required by FAS 144. In addition, the operations of real estate properties currently under contract for sale are also reflected in Discontinued Operations and as Real Estate Properties - Held for Sale.

      Corporate
      The Company holds investments in certain marketable securities, which are classified as available for sale. From time to time, the Company buys and sells securities in the open market. Over the years, the Company has decreased its holding in marketable securities and focused its resources in the oil and gas and real estate divisions.

      The following segment data is presented based on the Company's internal management reporting system-

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------------
                                                                                  2004                           2003
                                                                               (Unaudited)                   (Unaudited)
                                                                             --------------                 --------------
      Revenues-
        Oil and gas - United States                                            $    937,000                   $  1,253,000
        Oil and gas - Canada                                                        970,000                      1,260,000
        Real estate                                                               3,669,000                      3,637,000
                                                                             --------------                 --------------
                                                                               $  5,576,000                    $ 6,150,000
                                                                             --------------                 --------------

      Income (loss) from operations and reconciliation
      to income before provision for income taxes-
        Oil and gas - United States (a)                                        $   (854,000)                      $ 21,000
        Oil and gas - Canada (a)                                                    385,000                        555,000
        Real estate                                                                 305,000                        452,000
        Corporate                                                                  (208,000)                       (74,000)
                                                                             --------------                 --------------
          Income from operations                                                   (372,000)                       954,000
        Other income                                                              5,145,000                      1,632,000
        Interest expense                                                           (851,000)                    (1,627,000)
                                                                              --------------                 --------------
         Income before provision for income taxes                             $  3,922,000                     $   959,000
                                                                              --------------                 --------------

      Identifiable assets-
        Oil and Gas Properties - United States                                 $ 15,337,000                    $14,418,000
        Oil and Gas Properties - Canada                                          14,073,000                     20,041,000
        Real estate properties                                                   51,738,000                     59,482,000
          Corporate                                                              13,439,000                     17,007,000
                                                                             --------------                 --------------
                                                                               $ 94,587,000                   $110,948,000
                                                                             --------------                 --------------

      (a) Represents revenues less all operating costs, including depreciation, depletion and amortization.

3.    COMPREHENSIVE INCOME

      Comprehensive income for the three months ended March 31, 2004 and 2003 is as follows:

                                                                               2004                2003
                                                                           (Unaudited)         (Unaudited)
                                                                         -----------------   -----------------
      Net income                                                               $2,599,000          $1,013,000
                                                                         -----------------   -----------------
      Other comprehensive income net of taxes
        Foreign currency translation adjustments                                 (484,000)            438,000
        Change in unrealized gain on marketable securities                         41,000             196,000
                                                                         -----------------   -----------------
      Other comprehensive (loss) income                                          (443,000)            634,000
                                                                         -----------------   -----------------

      Comprehensive income                                                     $2,156,000          $1,691,000
                                                                          =================   =================

      Changes in the components of Accumulated Other Comprehensive Income (Loss) for the year 2003 and for the three months ended March 31, 2004 are as follows-

                                                              Unrealized Gains           Cumulative            Accumulated
                                                                 (Losses) on          Foreign Currency            Other
                                                             Available-for-Sale          Translation          Comprehensive
                                                                 Securities              Adjustment           Income (Loss)
                                                              -----------------       ----------------        -------------
      BALANCE,  December 31, 2002                               $  653,000               $(3,742,000)          $(3,089,000)
            Change for the year 2003                             (545,000)                 2,206,000             1,661,000
                                                              -----------------       ----------------        -------------
      BALANCE,  December 31, 2003                                  108,000                (1,536,000)          (1,428,000)
            Change for the three months                             41,000                  (484,000)            (443,000)
                                                              -----------------       ----------------        -------------
      BALANCE,  March 31, 2004                                    $149,000               $(2,020,000)         $(1,871,000)
                                                              =================       ================        =============

4.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share-

                                                                                          Three Months Ended March 31
                                                                                   ------------------------------------------
                                                                                        2004                         2003
                                                                                        ----                         ----
Numerator-
  Net (loss)income from continuing operations                                          $ (59,000)                 $   481,000
  Net income from discontinued operations                                              2,658,000                      532,000
                                                                                   -------------               --------------
        Net Income                                                                   $ 2,599,000                 $  1,013,000
                                                                                   =============               ==============
Denominator-
  Weighted average common
   shares outstanding - Basic                                                          7,802,831                    7,809,834
Incremental shares from assumed
      conversions of stock options                                                       184,396                       37,461
                                                                                   -------------               --------------

Weighted average common shares
            outstanding - Diluted                                                      7,987,227                    7,847,295
                                                                                   =============               ==============

Basic earnings per share:
    Earnings(loss)per share from continuing operations                                  $  (0.01)                    $   0.06
    Earnings per share form discontinued operations                                         0.34                         0.07
                                                                                   -------------               --------------
    Net earnings applicable to common shareholders                                       $  0.33                     $   0.13
                                                                                   =============               ==============

Diluted earnings per share:
    Earnings (loss) per share from continuing operations                               $  ( 0.01)                     $  0.06
    Earnings per share form discontinued operations                                         0.34                         0.07
                                                                                   -------------               --------------
    Net earnings applicable to common shareholders                                       $  0.33                      $  0.13
                                                                                   =============               ==============



5.    OTHER INCOME

      Other income for 2003 includes $1,000,000 received as the beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds are nontaxable to the Company.

6.    INTEREST EXPENSE

      During the first quarter of 2003 the Company was able to refinance and modify the majority of its mortgage notes payable reducing its overall effective interest rate from 7.36% to 6.10% and extending its maturity and terms. During the next ten years, the Company's interest expense related to its current debt should decrease approximately $600,000 annually.


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

      As of March 31, 2004 and 2003, 7,802,831 and 7,809,834, respectively, of
      Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of March 31, 2004 and 2003, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

      The Company does not have significant lease commitments or post retirement benefits.

8.    INCOME TAXES

      On January 7, 2003 the Company's former Chairman and President who had been serving as its Senior Consultant, passed away. The Company was the beneficiary of $1,000,000 of life insurance proceeds in the first quarter of 2003 that are not taxable income.

9.    SUBSEQUENT EVENT

      In April 2004 the Company consummated the sale of its U.S. and Canadian oil and gas operations for $28.3 million in gross proceeds of which $600,000 has been placed in escrow to allow for any potential post closing adjustments relating to its U.S. operations. As the sales were effective as of March 1, 2004, the financial statements, as presented, only reflect oil and gas operations for the first two months of 2004 compared to a full three months of operations in 2003. In addition, the net carrying value of the assets sold have been adjusted to reflect the proceeds received. A corresponding charge of $564,000 to Discontinued Operations - Oil & Gas, Net of Taxes was recorded for the quarter ended 2004 to record the excess carrying value as of March 31, 2004 as a result of the negative change in the Cumulative Foreign Currency Translation Adjustment, additional closing costs and a subsequent purchase price adjustment from the original estimated sales price.

      On April 30, 2004 the Company sold for $1,240,000 a 22 unit residential property in Perth Amboy, New Jersey and realized a net book gain after taxes of approximately $524,000. A mortgage of $332,000 was extinguished with the sale.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion addresses material changes in the Company's results of operations for the three month period ended March 31, 2004, compared to the three month period ended March 31, 2003, and its financial condition since December 31, 2003. It is presumed that readers have read or have access to Wilshire's 2003 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         Net earnings for the three months ended March 31 increased from $1,013,000 or $0.13 per share for 2003 to $2,599,000 or $0.33 per share in 2004.
Operations are shown as continuing and discontinued as a result of the Company's announced plans to sell its oil and gas operations in July 2003 which was consummated in April, 2004 as well as having to reflect the net income from properties held for sale and the gain from the sale of real estate properties sold in the period as discontinued operations.

         On April 8, 2004 the Company announced that it had consummated the sale of its Canadian oil and gas business to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc. for $15 million in gross proceeds. On April 23, 2004 the Company announced that it had consummated the sale of its United States oil and gas business to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds of which $600,000 has been placed in escrow to allow for any potential post closing adjustments.

         In March 2004 the Company consummated the sale of eleven real estate properties for gross proceeds of $11 million and a net book gain, after taxes, of approximately $3.0 million.


Results of Operations

Three Months Ended March 31, 2004 ("2004") Compared with Three Months Ended March 31, 2003 ("2003")

Continuing Operations:

         Revenue increased from $2,926,000 in 2003 to $3,037,000 in 2004, an increase of $111,000 or 3.8%. Occupancy rates have been static from period to period. The increase for the quarter is primarily due to a higher reimbursement of real estate tax expense applicable to the Company's triple net leased hotel and conference facility. The Company has been impacted in both comparative years by low mortgage rates which have made the purchase of residences attractive to persons who might otherwise have rented apartments in the Company's properties. Further, the Company did not add new rental properties during 2004 and 2003.

         Real Estate operating expenses increased from $1,672,000 in 2003 to $1,763,000 in 2004, an increase of $91,000 or 5.4%. The majority of the increase was due to higher real estate tax expense applicable to the Company's hotel and conference facility that was reimbursed.

         Depreciation and amortization decreased from $763,000 in 2003 to $542,000 in 2004. The decrease is primarily attributed to the reduction of amortization expense in the amount of $221,000 associated with the write-off of unamortized mortgage costs applicable to the $31.5 million of debt that was refinanced during the first quarter of 2003.

         General and administrative expenses increased from $274,000 in 2003 to $329,000 in 2004. This increase was primarily due to higher corporate insurance expenses and legal and accounting fees.

         Income from operations increased from $217,000 in 2003 to $403,000 in 2004. This increase was primarily due the reduction of amortization expense previously noted offset by higher general and administrative expense.

         Other income decreased from $1,611,000 in 2003 to $247,000 in 2004. This decrease includes $1,000,000 received by the Company in 2003 as a beneficiary of life insurance policies on the life of the Company's former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of these funds were not taxable to the Company. In addition, the Company sold marketable securities and recognized gains of $261,000 in 2003. No marketable securities were sold in the comparable period in 2004.


         Interest expense decreased from $1,442,000 in 2003 to $763,000 in 2004. Interest expense in 2003 includes a one time prepayment penalty of $469,000 to secure the refinancing of certain real estate properties. This refinancing of the mortgage notes payable reduced the effective rate paid by the Company from 7.36% to 6.10% and extended its maturity and terms. During the next ten years, the Company's annual interest expense related to its current debt should decrease by approximately $600,000 as a result of this refinancing. In addition, the Company paid down approximately $1.2 million of mortgage debt during 2004.

         Net income from Continuing Operation's decreased from $486,000 in 2003 to a loss of $59,000 in 2004. Earnings per share from continuing operations decreased from $0.06 in 2003 to a loss of $0.01 in 2004. This decrease is primarily due to the decrease in other income reduced by increased income from operations as previously discussed.


Discontinued Operations:

Real Estate

         Discontinued Operations - Real Estate, Net of Taxes reflects the gain from the sale of the eleven real estate properties sold in 2004 of $3,036,000, offset in part by a $121,000 net loss from the operation of such properties and other properties held for sale. The net loss from operations of such properties and other properties held for sale in 2003 was $119,000.


Oil and Gas

         Discontinued Operations - Oil and Gas, Net of Taxes reflects a net loss of $257,000 in 2004 compared to a profit of $646,000 in 2003. As the Company's sale of its oil and gas assets was effective March 1, 2004, the current periods operations, net of taxes, only reflect revenues less production expenses for two months and operating expenses for three months or $207,000 compared to a full three months of operations in 2003 or $646,000. The net profit, net of taxes, in 2004 has been reduced by a charge of $564,000 to record the excess carrying value as of March 31, 2004 as a result of the negative change in the Cumulative Foreign Currency Translation Adjustment, additional closing costs and a subsequent purchase price adjustment from the original estimated sales price.

Liquidity and Capital Resources


         At March 31, 2004 the Company had approximately $2.1 million in marketable securities at market value, compared to $2.0 million at December 31, 2003. The Company had $2.5 million in short-term debt on March 31, 2004 compared to $7.0 million on December 31, 2003. For purposes of this calculation, included in current assets are properties held for sale since it is contemplated that these properties will be sold within one year and the liabilities associated with these sales are classified as current. The current ratio was 2.9 to 1 at March 31, 2004 compared to 2.3 to 1 at December 31, 2003. The Company's working capital was approximately $34.3 million at March 31, 2004, an increase of $2.8 million from $31.5 million on December 31, 2003. Management considers these amounts adequate for the Company's current business.

         In April 2004, with an effective date of March 1, 2004, the Company closed the sale of its oil and gas operations in the United States and Canada and will either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds in a manner designed to maximize shareholder value.

         In the meantime, the Company continues to explore real estate acquisitions as they arise. The timing of any such acquisitions will depend on, among other things, economic conditions and the favorable evaluation of specific opportunities presented to the Company. During the first quarter, the Company realized proceeds of $11 million from the sale of a real estate property generating an after tax gain of approximately $3.0 million.

         Net cash provided by operating activities increased from $581,000 in 2003 to $1,468,000 in 2004. The increase of $887,000 is mainly due to an increase in net income and to increases in accounts payable and decreases in accounts receivable and prepaid expenses offset by the gain on sale of real estate assets.

         Net cash (used in) provided by investing activities increased from $(3,347,000) in 2003 to $11,512,000 in 2004. This increase is due mainly from the sale of real estate assets in the first quarter of 2004.

         Net cash used in financing activities decreased from $705,000 in 2003 to $(8,770,000) in 2004. This decrease principally relates to the payment of long-term debt associated with the 11 real estate properties sold.

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

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this pronouncement in 2003 resulted in a financial statement charge, net of taxes, of approximately $44,000 as of March 31, 2003 and $200,000 as of March 31, 2004.

Impairment of Property and Equipment

         In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121. SFAS 144, among other things, will require the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption impacted how the Company reported its results of operations and financial position as of March 31, 2004 and 2003.

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at March 31, 2004 that the value of any of its rental properties is impaired.

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

         As a result of the sale of its Canadian oil and gas assets in April 2004, the Company intends to dissolve its Canadian subsidiary and remit all prior years' earning to the U. S. The Company has provided approximately $1.2 million of Federal income taxes that will result from the receipt of such funds.

Accounting for Stock-Based Compensation

         The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123).

Oil and Gas Properties



         On April 8, 2004 the Company announced that it had consummated the sale of its Canadian oil and gas business effective March 1, 2004 to Addison Energy, Inc., a wholly owned subsidiary of Exco Resources, Inc. for $15 million in gross proceeds. On April 23, 2004 the Company announced that, effective March 1, 2004, it had consummated the sale of its United States oil and gas business to Crow Creek Energy, LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds (before potential post closing adjustments).

Forward-Looking Statements

         This Report on Form 10-Q for the quarter ended March 31, 2004 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company's real estate properties, competition, the substantial capital expenditures required to fund the Company's real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Item 3 -  Qualitative and Quantative Disclosure About  Market Risk

         The Company has investments in domestic equity securities for which the Company has exposure to the risk of market loss.

         The Company is exposed to changes in interest rates from its floating rate debt arrangements. At March 31, 2004, the Company had $49,727,000 of debt outstanding of which $48,316,000 bears interest at fixed rates. The interest rate on the Company's revolving credit lines, under which $1,411,000 was outstanding at March 31, 2004 and related entirely to its Canadian revolving demand loan, is at prime for U.S. borrowings and prime plus .25% for its Canadian revolving demand loan which was paid off on April 8, 2004 with the sale of the Canadian oil and gas assets. The Company had no floating rate debt outstanding under its $2 million U. S. credit line as of March 31, 2004.

SUMMARY OF INDEBTNESS

         Long-term debt as of March 31, 2004 and December 31, 2003 consists of the following -

                                                                               2004                    2003
                                                                           (Unaudited)
                                                                          ---------------       --------------------
                      Mortgage notes payable                                 $48,316,000                $53,824,000
                      Note payable                                                     -                  2,700,000
                      Revolving demand loan                                    1,411,000                  1,970,000
                                                                          ---------------       --------------------
                      Total                                                   49,727,000                 58,494,000
                      Less-Current portion                                     2,480,000                  6,989,000
                                                                          ---------------       --------------------
                      Long term portion                                      $47,247,000                $51,505,000
                                                                          ===============       ====================

         The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2004 and thereafter are -

                   2004                                 $ 2,480,000
                   2005                                     728,000
                   2006                                     775,000
                   2007                                     824,000
                   2008                                     871,000
                   Thereafter                            44,049,000
                                                  ------------------
                                                        $49,727,000
                                                  ==================

Item 4-    Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the Company's most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

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

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

                  The Company has filed the following Form 8-K for the quarter ended March 31, 2004.


Date of Report
(Date of Earliest Event)            Filing Dates              Subject
------------------------            ------------              -------

March 17, 2004                      March 17, 2004            Item 9 - Press release announcing the
                                                                       Company's definitive agreement to sell
                                                                       its United States oil and gas business.

March 30, 2004                      March 31, 2004            Item 9 - Press release announcing the
                                                                       Company's results of its fiscal 2003
                                                                       fourth quarter and full year operations.

March 31, 2004                      April 15, 2004            Item 2-  The Company reported the completion
                                                                       of the sale of 11 real estate properties
                                                                       in Jersey City, New Jersey.

April 8, 2004                       April 8, 2004             Item 9 - Press release announcing the
                                                                       Company's sale of its Canadian
                                                                       oil and gas business.

April 23, 2004                      April 26, 2004            Item 9-  Press release announcing the Company's
                                                                       sale of its U. S. oil and
                                                                       gas business.

April 29, 2004                      April 29, 2004            Item 9-  Press release announcing the
                                                                       employment of a new executive
                                                                       officer.

                               S I G N A T U R E S



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WILSHIRE ENTERPRISES, INC.
                                      --------------------------
                                      Registrant)








Date: May 17, 2004                    /s/ S. Wilzig Izak
                                      ------------------
                                      By: S. Wilzig Izak
                                      Chairman of the Board and
                                      Chief Executive Officer





                                      /s/ Philip G. Kupperman
                                      -----------------------
                                      By: Philip G. Kupperman
                                      President and Chief Financial Officer