Form 10-Q
period 2004-06-30
WILSHIRE OIL CO OF TEXAS
filed 2004-08-11
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended   June 30, 2004      Commission file number 1-4673
                             -----------------




                           WILSHIRE ENTERPRISES, INC.
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

                                  Yes x No ____


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).




                                  Yes____ No x


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2004.


                    Common Stock $1 Par Value ----- 7,806,053

                           WILSHIRE ENTERPRISES, INC.
                                      INDEX






                                                                                             Page No.
                                                                                             --------


Part I   1.       Financial Information



                  Financial Information:
                  Condensed Consolidated Balance Sheets -
                   June 30, 2004 (Unaudited) and December 31, 2003                                3

                  Unaudited Condensed Consolidated Statements of Income -
                  Three months ended June 30, 2004 and 2003                                       4

                  Unaudited Condensed Consolidated Statements of Income -
                  Six months ended June 30, 2004 and 2003                                         5

                  Unaudited Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 2004 and 2003                                         6

                  Notes to Unaudited Condensed Consolidated Financial Statements                  7

         2.       Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                               11

         3.       Quantitative and Qualitative Disclosure About Market Risk                      16

         4.       Controls and Procedures                                                        16



Part II           Other Information

         4.       Submission of Matters to a Vote of Security Holders                            17

         6.       Exhibits and Reports on Form 8-K                                               17


                           WILSHIRE ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS                                                      June 30,            December 31,
                                                                                                   2004                 2003
                                                                                               (Unaudited)
                                                                                             -----------------     -----------------
CURRENT ASSETS
     Cash and cash equivalents                                                                   $  37,173,000      $   7,763,000
     Restricted cash                                                                                   168,000            327,000
     Marketable securities, available-for-sale, at fair value                                        2,058,000          1,996,000
     Accounts receivable, net of allowance of $55,000 in 2004
      and $65,000 in 2003                                                                              311,000          1,802,000
     Prepaid expenses and other current assets                                                       1,349,000          1,870,000
                                                                                                 -------------      -------------
         Total current assets                                                                       41,059,000         13,758,000
                                                                                                 -------------      -------------
NONCURRENT ASSETS
     Mortgage notes receivable                                                                       1,317,000          2,504,000
     Other noncurrent                                                                                  825,000            860,000
PROPERTY AND EQUIPMENT
      Oil and gas properties  - Held for sale                                                               --        143,601,000
      Real estate properties                                                                        53,136,000         52,700,000
      Real estate properties - Held for sale                                                         7,868,000         19,369,000
                                                                                                 -------------      -------------
                                                                                                    61,004,000        215,670,000
      Less:
      Accumulated depreciation and amortization                                                     15,315,000         14,315,000
      Accumulated depreciation, depletion and amortization- Property held for sale                     657,000        119,480,000
                                                                                                 -------------      -------------
                                                                                                    45,032,000         81,875,000
                                                                                                 -------------      -------------
TOTAL ASSETS                                                                                     $  88,233,000      $  98,997,000
                                                                                                 =============      =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                                                           $     674,000      $   3,645,000
     Accounts payable                                                                                1,656,000          1,894,000
     Income taxes payable                                                                            5,117,000            154,000
     Deferred income taxes                                                                             117,000         10,489,000
     Accrued liabilities                                                                               798,000            800,000
     Deferred income                                                                                   589,000            419,000
     Current liabilities associated with discontinued operations                                       502,000          3,520,000
                                                                                                 -------------      -------------
             Total current liabilities                                                               9,453,000         20,921,000
NONCURRENT LIABILITIES
     Long-term debt, less current portion                                                           45,089,000         47,719,000
     Deferred income taxes                                                                           2,624,000          1,058,000
     Deferred income                                                                                   583,000            725,000
     Other Long-term liabilities                                                                       275,000            227,000
     Noncurrent liabilities associated with discontinued operations                                  1,623,000          3,820,000
                                                                                                 -------------      -------------
              Total liabilities                                                                     59,647,000         74,470,000
                                                                                                 -------------      -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Preferred stock, $1 par value, 1,000,000 shares authorized; none
         issued and outstanding in 2004 and 2003                                                            --                 --
    Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2004 and 2003                                                        10,014,000         10,014,000
    Capital in excess of par value                                                                   9,024,000          9,029,000
    Treasury stock, 2,206,811 and 2,210,713 shares at June 30, 2004
            and December 31, 2003, respectively, at cost                                           (10,336,000)       (10,355,000)
    Retained earnings                                                                               20,889,000         17,267,000
    Accumulated other comprehensive loss                                                            (1,005,000)        (1,428,000)
                                                                                                 -------------      -------------
              Total stockholders' equity                                                            28,586,000         24,527,000
                                                                                                 -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  88,233,000      $  98,997,000
                                                                                                 =============      =============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                          June 30, 2004               June 30, 2003
                                                                         ---------------             ----------------

REVENUES                                                                 $     3,008,000             $     2,858,000
                                                                         ---------------             ---------------

COST AND EXPENSES
     Operating expenses                                                        1,645,000                   1,614,000
     Depreciation and amortization                                               491,000                     513,000
     General and administrative                                                  543,000                     537,000
                                                                         ---------------             ---------------
          Total costs and expenses                                             2,679,000                   2,664,000
                                                                         ---------------             ---------------

INCOME FROM OPERATIONS                                                           329,000                     194,000

OTHER INCOME
    Dividend and interest income                                                  46,000                     145,000
    Other income                                                                 185,000                     127,000

INTEREST EXPENSE                                                                (703,000)                   (810,000)
                                                                         ---------------             ---------------

           Loss before provision for income taxes                               (143,000)                   (344,000)

INCOME TAX BENEFIT                                                               (78,000)                   (157,000)
                                                                         ---------------             ---------------

NET LOSS FROM CONTINUING OPERATIONS                                              (65,000)                   (187,000)
                                                                         ---------------             ---------------

DISCONTINUED OPERATIONS -  REAL ESTATE, NET OF TAXES
          LOSS FROM OPERATIONS                                                  (225,000)                     (4,000)
          GAIN FROM SALES                                                        471,000                          --
DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
          INCOME FROM OPERATIONS                                                 275,000                     457,000
          GAIN FROM SALES                                                        567,000                          --
                                                                         ---------------             ---------------

NET INCOME                                                               $     1,023,000             $       266,000
                                                                         ===============             ===============

BASIC EARNINGS PER SHARE:
            Loss from continuing operations                              $         (0.01)            $         (0.03)
            Earnings from discontinued operations                                   0.14                        0.06
                                                                         ---------------             ---------------
            Net earnings applicable to common stockholders               $          0.13             $          0.03
                                                                         ===============             ===============

DILUTED EARNINGS PER SHARE:
           Loss from continuing operations                               $         (0.01)            $         (0.03)
           Earnings from discontinued operations                                    0.14                        0.06
                                                                         ---------------             ---------------
           Net earnings applicable to common stockholders                $          0.13             $          0.03
                                                                         ===============             ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                                                                        June 30, 2004        June 30, 2003
                                                                                       ---------------      ----------------

REVENUES                                                                               $     5,941,000      $     5,657,000
                                                                                       ---------------      ---------------

COST AND EXPENSES
     Operating expenses                                                                      3,318,000            3,193,000
     Depreciation and amortization                                                           1,032,000            1,256,000
     General and administrative                                                                872,000              981,000
                                                                                       ---------------      ---------------
          Total costs and expenses                                                           5,222,000            5,430,000
                                                                                       ---------------      ---------------

INCOME FROM OPERATIONS                                                                         719,000              227,000

OTHER INCOME
    Dividend and interest income                                                               240,000              369,000
    Gain on sale of marketable securities                                                           --              261,000
    Other Income                                                                               238,000              253,000
    Insurance Proceeds                                                                              --            1,000,000

INTEREST EXPENSE                                                                            (1,440,000)          (2,221,000)
                                                                                       ---------------      ---------------

           Loss before provision for income taxes                                             (243,000)            (111,000)
INCOME TAX BENEFIT                                                                            (137,000)            (410,000)
                                                                                       ---------------      ---------------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                                                  (106,000)             299,000

DISCONTINUED OPERATIONS -  REAL ESTATE, NET OF TAXES
          LOSS FROM OPERATIONS                                                                (216,000)            (123,000)
          GAIN FROM SALES                                                                    3,359,000                   --
DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
          INCOME FROM OPERATIONS                                                                18,000            1,103,000
          GAIN FROM SALES                                                                      567,000                   --
                                                                                       ---------------      ---------------

NET INCOME                                                                             $     3,622,000      $     1,279,000
                                                                                       ===============      ===============

BASIC EARNINGS PER SHARE:
            Earnings (loss) from continuing operations                                 $         (0.02)     $          0.04
            Earnings from discontinued operations                                                 0.48                 0.12
                                                                                       ---------------      ---------------
            Net earnings applicable to common stockholders                             $          0.46      $          0.16
                                                                                       ===============      ===============

DILUTED EARNINGS PER SHARE:
           Earnings (loss) from continuing operations                                  $         (0.01)     $          0.04
           Earnings from discontinued operations                                                  0.47                 0.12
                                                                                       ---------------      ---------------
           Net earnings applicable to common stockholders                              $          0.46      $          0.16
                                                                                       ===============      ===============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         FOR THE SIX MONTHS ENDED
                                                                                         ------------------------

                                                                                    June 30, 2004          June 30, 2003
                                                                                 -----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $      3,622,000       $      1,279,000
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities -
  Depreciation, depletion and amortization                                              1,101,000              3,133,000
  Deferred income taxes                                                                (8,834,000)             1,407,000
  (Decrease) in deferred income                                                           (10,000)              (106,000)
  Gain on sales of real estate assets                                                  (5,678,000)                    --
  Gain on sale of oil/gas properties                                                     (768,000)                    --
  Gain on sale of marketable securities                                                        --               (261,000)
  Changes in operating assets and liabilities -
  Decrease (Increase) in accounts receivable                                            1,491,000               (464,000)
  Increase in income taxes receivable                                                          --               (890,000)
  Decrease (Increase) in prepaid expenses and other current
    Assets                                                                                556,000               (538,000)
  Increase (Decrease) in other liabilities                                                 48,000                (75,000)
  Increase (Decrease) in accounts payable, accrued
     liabilities and taxes payable                                                      5,053,000               (871,000)
                                                                                 ----------------       ----------------
            Net cash provided by (used in) operating activities                        (3,419,000)             2,614,000
                                                                                 ----------------       ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Capital expenditures - real estate                                                 (547,000)            (8,243,000)
  Proceeds from sale of oil/gas properties                                             28,131,000                     --
  Proceeds from sales of real estate properties                                        14,604,000                     --
  Proceeds on mortgage notes receivable                                                 1,187,000                273,000
  Proceeds from sales and redemptions of marketable securities                                 --                781,000
  Decrease in restricted cash                                                             159,000                     --
                                                                                 ----------------       ----------------
            Net cash provided by (used in) investing activities                        43,534,000             (7,189,000)
                                                                                 ----------------       ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loan payable to shareholders                                                                 --               (500,000)
  Proceeds from issuance of debt                                                               --             35,625,000
  Principal payments of long-term debt                                                (11,108,000)           (35,091,000)
  Financing costs                                                                              --               (533,000)
  Proceeds from exercise of stock options                                                  14,000                     --
                                                                                 ----------------       ----------------
            Net cash used in financing activities                                     (11,094,000)              (499,000)
                                                                                 ----------------       ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   389,000              3,428,000
                                                                                 ----------------       ----------------

  Net increase (decrease) in cash and cash equivalents                                 29,410,000             (1,646,000)
CASH AND CASH EQUIVALENTS, beginning of period                                          7,763,000              4,164,000
                                                                                 ----------------       ----------------
CASH AND CASH EQUIVALENTS, end of period                                         $     37,173,000       $      2,518,000
                                                                                 ================       ================
SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the year for -
      Interest                                                                   $      1,566,000       $      2,739,000
                                                                                 ================       ================
      Income taxes, net                                                          $      4,448,000       $        160,000
                                                                                 ================       ================

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements

                           WILSHIRE ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1.       FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods.

         In July 2003, the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to reflect the oil and gas operations as "Discontinued Operations" in 2003 and 2004.

         In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000. An escrow holdback of $600,000 was established to allow for any potential post closing adjustments relating to its United States operations. This escrow was paid in full to the Company on June 22, 2004 and the condensed consolidated statements of income include a gain of $567,000 (after taxes) on the transaction for the three months and six months ended June 30, 2004. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004, compared to a full six months of operations in 2003.

         The Company reports the gain on the sale of real estate properties plus the year to date operations and related interest expense for any real estate property sold or held for sale as "Discontinued Operations". During the three and six months ended June 30, 2004, the Company consummated the sale of two and thirteen real estate properties in Jersey City, New Jersey for a net gain of $471,000 and $3,359,000 (after taxes), respectively.

         Basis of Presentation

         Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation.

         Accounting for Stock-Based Compensation

         In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized in the statements of income for stock option plans.

The following tables set forth the pro forma impact of expensing stock options for the three and six months ended June 30, 2004 and 2003 (in thousands, except earnings per share data):

                                                                                        For Three Months Ended June 30,
                                                                                        -------------------------------
                                                                                             2004             2003
                                                                                         -------------     ------------
Net income as reported                                                                     $   1,023          $     266
Less: Stock option expense determined under fair value recognition
   method for all awards                                                                          (5)               (15)
                                                                                           ---------          ---------
Pro forma net income                                                                       $   1,018          $     251
                                                                                           =========          =========
Net income per share as reported:
   Basic Earnings per share:
    Loss per share from continuing operations                                              $   (0.01)         $   (0.03)
    Earnings per share from discontinued operations                                             0.14               0.06
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders                                         $    0.13          $    0.03
                                                                                           =========          =========
   Diluted Earnings per share:
    Loss per share from continuing operations                                              $   (0.01)         $   (0.03)
    Earnings per share from discontinued operations                                             0.14               0.06
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders                                         $    0.13          $    0.03
                                                                                           =========          =========
Pro forma net income per share:
   Basic Earnings per share:
    Loss per share from continuing operations                                              $   (0.01)         $   (0.03)
    Earnings per share from discontinued operations                                             0.14               0.06
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders                                         $    0.13          $    0.03
                                                                                           =========          =========
   Diluted Earnings per share:
    Loss per share from continuing operations                                              $   (0.01)         $   (0.03)
    Earnings per share from discontinued operations                                             0.14               0.06
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders                                         $    0.13          $    0.03
                                                                                           =========          =========

                                                                                          For Six Months Ended June 30,
                                                                                          -----------------------------
                                                                                             2004                2003
                                                                                           ---------          ---------
Net income as reported                                                                     $   3,622          $   1,279
Less: Stock option expense determined under fair value recognition
   method for all awards                                                                         (11)               (31)
                                                                                           ---------          ---------
Pro forma net income                                                                       $   3,611          $   1,248
                                                                                           =========          =========
Net income per share as reported:
   Basic Earnings per share:
    Earnings (loss) per share from continuing operations                                   $   (0.02)         $    0.04
    Earnings per share from discontinued operations                                             0.48               0.12
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders'                                        $    0.46          $    0.16
                                                                                           =========          =========
   Diluted Earnings per share:
    Earnings (loss) per share from continuing operations                                   $   (0.01)         $    0.04
    Earnings per share from discontinued operations                                             0.47               0.12
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders'                                        $    0.46          $    0.16
                                                                                           =========          =========
Pro forma net income per share:
   Basic Earnings per share:
    Earnings (loss) per share from continuing operations                                   $   (0.01)         $    0.04
    Earnings per share from discontinued operations                                             0.47               0.12
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders'                                        $    0.46          $    0.16
                                                                                           =========          =========
   Diluted Earnings per share:
    Earnings (loss) per share from continuing operations                                   $   (0.01)         $    0.04
    Earnings per share from discontinued operations                                             0.46               0.12
                                                                                           ---------          ---------
    Net earnings applicable to common stockholders'                                        $    0.45          $    0.16
                                                                                           =========          =========

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

                                                 Three Months Ended                          Six Months Ended
                                            June 30, 2004     June 30, 2003         June 30, 2004       June 30, 2003
                                            -------------     -------------         -------------       -------------

Weighted Average Market Price                       $5.18             $4.55                 $5.18               $3.60
Risk free Interest rate                             3.97%             3.00%                 3.97%               3.00%
Volatility                                          36.4%             33.1%                 36.4%               33.1%
Dividend yield                                         -%                -%                    -%                  -%
Expected option life                              5 years           5 years               5 years             5 years


2.       SEGMENT INFORMATION

The Company conducts real estate operations in the United States, principally consisting of apartment complexes and to a much lesser extent commercial and retail properties. Management of the Company views its real estate operations as a single segment. For the first two months of 2004 the Company was engaged in the exploration of oil and gas, both in its own name and through several wholly-owned subsidiaries, on the North American continent. In July 2003 the Company committed to the sale of its oil and gas operations and consummated the sale in April 2004, effective March 1, 2004. The financial statements have been adjusted to present oil and gas operations as "Discontinued Operations" in 2003 and 2004. Accordingly, the Company only conducts real estate operations in the United States.

3.       COMPREHENSIVE INCOME

         Comprehensive income for the three and six months ended June 30, 2004 and 2003 is as follows:

                                                            3 Months Ended June 30,           6 Months Ended June 30,
                                                            -----------------------           -----------------------
                                                             2004               2003            2004           2003
                                                          (Unaudited)       (Unaudited)     (Unaudited)    (Unaudited)
                                                          -----------       -----------     -----------    -----------

   Net income                                               $1,023,000         $266,000     $3,622,000     $1,279,000
                                                            ----------         --------     ----------     ----------
   Other comprehensive income net of taxes:
     Foreign currency translation adjustments                  873,000                -        389,000        438,000
     Change in unrealized gain on marketable
       securities                                              (7,000)                -         34,000        196,000
                                                            ----------         --------     ----------     ----------
   Other comprehensive income                                  866,000          266,000        423,000        634,000
                                                            ----------         --------     ----------     ----------

   Comprehensive income                                     $1,889,000         $266,000     $4,045,000     $1,913,000
                                                            ==========         ========     ==========     ==========


         Changes in the components of Accumulated Other Comprehensive Income
         (Loss) for the year 2003 and for the six months ended June 30, 2004 are as follows-

                                                         Unrealized Gains           Cumulative            Accumulated
                                                            (Losses) on          Foreign Currency            Other
                                                        Available-for-Sale          Translation          Comprehensive
                                                            Securities              Adjustment           Income (Loss)
                                                      ------------------------  --------------------  --------------------

   BALANCE,  December 31, 2002                                $ 653,000                 $(3,742,000)          $(3,089,000)
         Change for the year 2003                             (545,000)                    2,206,000            1,661,000
                                                              ---------                 ------------          ------------
   BALANCE,  December 31, 2003                                  108,000                  (1,536,000)           (1,428,000)
         Change for the six months                               34,000                     389,000               423,000
                                                              ---------                 ------------          ------------

   BALANCE,  June 30, 2004                                    $ 142,000                 $(1,147,000)          $(1,005,000)
                                                              =========                 ============          ============

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share-

                                                           Six Months Ended June 30,       Three Months Ended June 30,
                                                           2004              2003            2004              2003
                                                      ----------------  ---------------  -------------     --------------
       Numerator-
          Net Income                                       $3,622,000       $1,279,000     $1,023,000           $266,000
                                                      ================  ===============  =============     ==============

       Denominator-
         Weighted average common
          shares outstanding - Basic                        7,803,995        7,809,834      7,805,156          7,809,834
       Incremental shares from assumed
          conversions of stock options                        144,582           61,420        148,128             82,328
                                                      ----------------  ---------------  -------------     --------------
       Weighted average common shares
          outstanding - Diluted                             7,948,577        7,871,254      7,953,284          7,892,162
                                                      ================  ===============  =============     ==============

       Basic earnings per share:                                $0.46            $0.16          $0.13              $0.03
                                                      ================  ===============  =============     ==============

       Diluted earnings per share:                              $0.46            $0.16          $0.13              $0.03
                                                      ================  ===============  =============     ==============

5.       OTHER INCOME

Other income for 2003 includes $1,000,000 the Company received as the beneficiary of life insurance policies on the life of the Company's former Chairman and President who had been serving as its Senior Consultant up to his death on January 7, 2003. This income was not subject to income taxes.

6.       COMMITMENTS AND CONTINGENCIES

In June 1996, the Company's Board of Directors adopted the Stockholder Protection Rights Plan (the "Rights Plan"). The Rights Plan provides for issuance of one Right for each share of common stock outstanding as of July 6, 1996. The Rights are separable from and exercisable upon the occurrence of certain triggering events involving the acquisition of at least 15% (or, in the case of certain existing stockholders, 25%) of the Company's common stock by an individual or group, as defined in the Rights Plan (an "Acquiring" Person) and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

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

As of June 30, 2004 and 2003, 7,806,733 and 7,809,833, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of June 30, 2004 and 2003, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions.

7.       STOCK OPTION PLANS

In June 2004, the Company's stockholders approved the 2004 Stock Option and Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and
(vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of June 30, 2004, no awards have been granted under the 2004 Plan.

In June 2004, the Company's stockholders approved the 2004 Non-Employee Director Stock Option Plan (the "2004 Director Plan"). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company's performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. As of June 30, 2004, 50,000 options had been granted at market value under the 2004 Director Plan.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in the Company's results of operations for the three month period ended June 30, 2004 compared to the three month period ended June 30, 2003, and the six month period ended June 30, 2004 compared to the six month period ended June 30, 2003 and changes in its financial condition since December 31, 2003. It is presumed that readers have read or have access to Wilshire's 2003 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Net income for the three months ended June 30, 2004 amounted to $1,023,000 or $0.13 per diluted share, an increase of $757,000 from $266,000 or $0.03 per diluted share reported for the three months ended June 30, 2003. Net income for the six months ended June 30, 2004, amounted to $3,622,000 or $0.46 per diluted share, compared to $1,279,000 or $0.16 per diluted share for the 2003 period. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company's oil and gas businesses, the gain from the sale of the oil and gas properties, the net income from real estate properties held for sale and the gain from real estate properties sold during the period.

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During the three and six months ended June 30, 2004, respectively, the Company recorded income, net of taxes from its oil and gas businesses of $842,000 and $585,000, respectively.

During the three months ended June 30, 2004, the Company sold two real estate properties in New Jersey for gross proceeds of $3,740,000 that resulted in an after-tax gain of $471,000. For the six months ended June 30, 2004, the Company sold thirteen New Jersey real estate properties for gross proceeds of $14,740,000 and a net gain after taxes of $3,359,000.

Also during the three months ended June 30, 2004, the Company classified the Twelve Oaks 72-unit apartment complex located in Riverdale, Georgia as held for sale. Accordingly, the results of operations for Twelve Oaks, in all periods presented, have been reclassified as discontinued operations and has resulted in an improvement in net income from continuing operations of approximately $25,000 and $33,000 for the three months and six months ended June 30, 2004, respectively, and $22,000 and $40,000 for the three months and six months ended June 30, 2003, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 ("2004") COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003 ("2003")

CONTINUING OPERATIONS:

Net loss from continuing operations was $(65,000) in 2004 compared with a loss of $(187,000) in 2003. Loss per diluted share from continuing operations improved to $(0.01) from $(0.03) in 2003. This improvement is primarily due to higher income from operations (defined as real estate revenues reduced by real estate, depreciation and general and administrative expenses) and lower interest expense partly offset by lower other income and a lower income tax benefit. These factors are discussed below.

Revenue from real estate operations amounted to $3,008,000 in 2004, an increase of $150,000 or 5.2%, from $2,858,000 in 2003. The increase for the 2004 period is primarily attributable to higher rent due to improved occupancy and reduced rental concessions and higher reimbursement of real estate tax expenses applicable to the Company's triple net leased hotel and conference facility.

Real Estate operating expenses modestly increased to $1,645,000 in 2004 from $1,614,000 in 2003, an increase of 1.9%. The majority of the increase was due to the previously mentioned increase in real estate tax expense at the Company's triple net leased hotel and conference facility.

Depreciation and amortization expense and general and administrative expenses were comparable with the 2003 levels.

Other income decreased $41,000 to $231,000 in 2004 from $272,000 in 2003, related to lower dividend and interest income that was partly offset by fee income received in 2004 of $64,000 under a contract to sell a parcel of land.

Interest expense decreased to $703,000 from $810,000 in 2003, mainly related to the payoff of approximately $6.1 million of mortgage debt ($5.8 million during the three months ended March 31, 2004 and $0.3 million during the three months ended June 30, 2004) related to real estate properties sold.

The provision for income taxes amounted to a tax benefit of $(78,000) in 2004 compared to a tax benefit of $(157,000) in 2003. The decrease in income tax benefits is related to the lower loss from continuing operations in 2004 compared to 2003.

DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Discontinued operations amounted to an after tax loss of $(225,000) in 2004 and $(4,000) in 2003. The loss for each quarter reflects the results of operating the properties in the respective quarters. The large increase in the 2004 loss is due to a change in the mix of properties operated as discontinued related to the large amount of sales during the first three months of 2004.

Gains from the sale of real estate properties were $471,000 after taxes in 2004. During 2004, the Company sold two real estate properties in New Jersey for gross proceeds of $3,740,000. There were no sales in the 2003 period.

OIL AND GAS

Discontinued operations for 2004 had a net after tax profit of $842,000 in 2004 and $457,000 in 2003. The 2004 period includes the profit and expenses of the sale of the oil and gas divisions of the Company. It does not include any oil and gas sales. The 2003 period reflects a full three months of oil and gas production.

SIX MONTHS ENDED JUNE 30, 2004 ("2004") COMPARED WITH SIX MONTHS ENDED JUNE 30, 2003 ("2003")

CONTINUING OPERATIONS:

Net income from continuing operations decreased to a loss of $(106,000) in 2004 from net income of $299,000 in 2003. (Loss) earnings per diluted share from continuing operations was $(0.02) in 2004 and $0.04 in 2003. The decrease was primarily due to a lower level of other income and an increased provision for income taxes, partly offset by increased income from operations and lower interest expense. The changes in these factors are explained in the following discussion.

Revenue from real estate operations amounted to $5,941,000 in 2004, an increase of $284,000 or 5.0%, from $5,657,000 in 2003. The increase for the 2004 period is primarily attributable to higher rent due to improved occupancy and reduced rental concessions and higher reimbursement of real estate tax expenses applicable to the Company's triple net leased hotel and conference facility.

Real Estate operating expenses modestly increased to $3,318,000 in 2004 from $3,193,000 in 2003, an increase of 3.9%. The majority of the increase was due to higher real estate tax expense applicable to the Company's triple net leased hotel and conference facility as discussed in the preceding paragraph.

Depreciation and amortization decreased to $1,032,000 in 2004 from $1,256,000 in 2003. The decrease is primarily attributable to a reduction in the level of assets subject to amortization.

General and administrative expenses decreased to $872,000 from $981,000 in 2003. This reduction was primarily due to lower expense for corporate insurance.

Other income decreased $1,405,000 to $478,000 in 2004 from $1,883,000 in 2003.
In 2003, other income included $1,000,000 received by the Company as beneficiary of life insurance policies on the life of the Company's former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant up to his death on January 7, 2003. In addition, the Company sold marketable securities and recognized gains of $261,000 in 2003, whereas no marketable securities were sold in 2004. These 2003 items were partly offset by $128,000 of fee income received in 2004 under a contract to sell a parcel of land. No fee income was received in 2003.

Interest expense decreased to $1,440,000 from $2,221,000 in 2003. Interest expense in 2003 includes a one-time prepayment penalty of $469,000 to secure the refinancing of the Company's real estate properties. The refinancing of the mortgage notes payable in the first quarter of 2003 reduced the effective rate paid by the Company from 7.36% to 6.10% and extended its maturity and terms. As a result of this refinancing, during the next ten years, the Company's annual interest expense related to its current debt should decrease by approximately $600,000. In addition, the Company paid down approximately $6.1 million of mortgage debt during 2004 related to real estate properties sold.

The provision for income taxes amounted to a benefit of $(137,000) in 2004 and a benefit of $(410,000) in 2003. The calculation of the 2003 income tax benefit was impacted by the tax-exempt status of the $1,000,000 of previously mentioned life insurance proceeds.

DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Discontinued operations amounted to a loss of $(216,000) in 2004 and $(123,000) in 2003. The loss for each period reflects the results of operating the properties. The increase in the loss is related to a reduction in operating income attributable to the large number of properties sold subsequent to the 2003 period.

Gains from the sale of real estate properties were $3,359,000 after taxes in 2004. During 2004, the Company sold thirteen real estate properties in New Jersey for gross proceeds of $14,740,000. There were no sales in the 2003 period.

OIL AND GAS

Discontinued operations reflects a profit of $585,000 in 2004 and $1,103,000 in 2003. The 2003 profit includes six months of oil and gas sales while the 2004 figures only include sales from January and February. The 2004 results also include the net after tax gain of $567,000 from the sale of the oil and gas divisions.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had working capital of $31.6 million, compared to $(7.2) million at December 31, 2003. The change reflects the receipt of approximately $28.1 million from the sale of the oil and gas business and approximately $14.7 million from the sale of real estate properties, partly offset by the payment of a portion of the income taxes related to those sales and the repayment of $8.8 million of mortgage debt related to the real estate properties sold.

The Company has $37.2 million of cash and cash equivalents at June 30, 2004. This balance is comprised of working capital accounts for its real estate properties and corporate needs and short-term investments in highly liquid, high quality government and corporate securities and money market funds. The Company estimates that it has approximately $8.0 million of taxes remaining to be paid relating to the sale of the oil and gas business and the sales of real estate properties. These obligations will be satisfied by the end of the first quarter 2005.

The remaining cash and cash equivalents will be either reinvested in the Company's ongoing real estate business or utilized in a manner designed to maximize shareholder value. The Company continues to explore corporate and real estate property acquisitions as they arise. The timing of any such acquisitions will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy. Management considers its liquidity position adequate to fulfill the Company's current business plans.

Net cash used by operating activities amounted to $(3.4 million) in 2004, while in 2003 operating activities provided net cash of $2.6 million. The 2004 use of cash resulted from net income of $3.6 million and the sale of the oil and gas business and the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. The 2003 provision of cash was mainly related to net income of $1.3 million and depreciation and amortization expense (a non-cash expense), partly offset by changes in other current asset and liability and income tax accounts related to normal business activity.

Net cash provided by (used in) investing activities amounted to $43.5 million in 2004 and $(7.2 million) in 2003. This increase is due mainly to the sale of real estate assets and oil and gas assets in 2004 compared with $8.2 million of capital expenditures on real estate properties in 2003.

Net cash used in financing activities increased to $(11.1 million) from $(499,000) in 2003. This increased use of funds principally relates to the repayment of long-term debt associated with the thirteen real estate properties sold and the repayment of a note payable of $2.7 million.

In addition to the generation of funds from its operations, the Company has a $2.0 million line of credit with a major financial institution. The Company believes it has adequate capital resources to fund its operations for the foreseeable future.

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions.

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

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146") (effective January 1, 2003). SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The adoption of this pronouncement in 2003 had an immaterial impact on the Company's financial statements.

Impairment of Property and Equipment

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144, among other things, requires the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption impacted how the Company reported its results of operations and financial position as of June 30, 2004 and 2003.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at June 30, 2004, that the value of any of its rental properties is impaired.

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

Foreign Operations

The assets and liabilities of the Company's Canadian subsidiary have been translated at quarter-end exchange rates. The related revenues and expenses have been translated at average exchange rates for the applicable reported period. The aggregate effect of translation gains and losses are reflected as a component of "Accumulated other comprehensive income (loss)" until the sale or liquidation of the underlying foreign investment.

As a result of the sale of its Canadian oil and gas assets in April 2004, the Company intends to dissolve its Canadian subsidiary and remit all prior years' earning to the U. S. The Company has provided approximately $1.2 million of Federal income taxes that will result from the receipt of such funds.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. However, the Company has continued to account for options in accordance with the provision of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense has been recognized in the statements of income for stock option plans and the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of June 30, 2004, the Company did not have any financial instruments outstanding that were within the scope of Statement No. 150.

Consolidation of Variable Interest Entities

FIN 46(R), "Consolidation of Variable Interest Entities," applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). As of June 30, 2004, the Company does not have any variable interest entities that fall within the provisions of FIN 46(R).

Forward-Looking Statements

This Report on Form 10-Q for the quarter and six months ended June 30, 2004 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company's real estate properties, competition, the substantial capital expenditures required to fund the Company's real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Item 3 -  Qualitative and Quantative Disclosure About  Market Risk

The Company has investments in domestic equity securities for which the Company has exposure to the risk of market value fluctuation. The Company accounts for these investments as securities that are available for sale and marks them to market at each period-end. The change in value in the investments, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of shareholders' equity. The Company also evaluates it investments to determine if they have suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At June 30, 2004, in the opinion of management, there has been no permanent decline in value in the Company's holdings of equity securities.

The Company is not exposed to changes in interest rates. The Company had no floating rate debt outstanding under its $2.0 million U.S. credit line as of June 30, 2004. At June 30, 2004 the Company had $47,386,000 of mortgage debt outstanding which all bears interest at fixed rates.

SUMMARY OF INDEBTEDNESS

Long-term debt as of June 30, 2004 and December 31, 2003 consists of the following -

                                                                        2004                             2003
                                                                     (Unaudited)
                                                                   ----------------                 ----------------
              Mortgage notes payable                                   $47,386,000                      $53,824,000
              Note payable                                                       -                        2,700,000
              Revolving demand loan                                              -                        1,970,000
                                                                   ----------------                 ----------------
              Total                                                     47,386,000                       58,494,000
              Less-Current portion                                         674,000                        6,989,000
                                                                   ----------------                 ----------------
              Long term portion (1)                                    $46,712,000                      $51,505,000
                                                                   ================                 ================

              (1) Includes long-term debt associated with discontinued
                  operations of $1,623,000 in 2004 and $7,130,000 in 2003.

The aggregate maturities of the long-term debt in each of the five years subsequent to June 30, 2004 and thereafter are -

                                                               2004                                       $   674,000
                                                               2005                                           726,000
                                                               2006                                           773,000
                                                               2007                                           819,000
                                                               2008                                         4,735,000
                                                               Thereafter                                  39,659,000
                                                                                                    ------------------
                                                                                                          $47,386,000
                                                                                                    ==================

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

                           PART II - OTHER INFORMATION

Item 4-           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------



The following matters were submitted to a vote of the Company's stockholders at its 2004 Annual Meeting held on June 16, 2004 and the votes cast were as set forth:

          (i) The election of Ernest Wachtel and Martin Willschick to serve as directors of the Company for three year terms expiring in 2007. The votes cast were as follows:

                                          For                        Withheld

                  Ernest Wachtel          6,162,519                  1,106,645
                  Martin Willschick       6,246,533                  1,022,631

          (ii) To adopt the Company's 2004 Stock Option and Incentive Plan. The votes were as follows:

                             For               Against                Abstained

                             3,719,584         1,787,743              38,211

          (iii) To adopt the Company's 2004 Non-Employee Director Stock Option Plan. The votes cast were as follows:

                             For               Against                Abstained

                             3,844,184         1,644,713              56,641

Item 6 -          Exhibits and Reports on Form 8-K
--------------------------------------------------

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

The Company has filed the following Form 8-Ks for the quarter ended June 30, 2004.

Date of Report
(Date of Earliest Event)            Filing Dates              Subject
------------------------            ------------              -------

May 17, 2004                        May 18, 2004              Item 9  -  Press release announcing the
                                                                         Company's Results for the quarter
                                                                         ended March 31, 2004

March 30, 2004                      May 27, 2004              Item 5,7-  The Company reported the sale of its
                                                                         Canadian and United States oil and
                                                                         gas businesses in April 2004 and
                                                                         presented pro forma financial
                                                                         statements as of March 31, 2004.


June 3, 2004                        June 4, 2004              Item 5-    Press release announcing the
                                                                         Company's stock  repurchase
                                                                         program.

June 17, 2004                       June 17, 2004             Item 5 -   Press release announcing the
                                                                         voting results of the Annual
                                                                         Meeting.

June 22, 2004                       June 22, 2004             Item 9-    Press release announcing
                                                                         employment of a new
                                                                         executive officer.

Date of Report
(Date of Earliest Event)            Filing Dates              Subject
------------------------            ------------              --------

May 14, 2004                        June 28, 2004             Item 4-   The Company reported that
                                                                        Ernst & Young, LLP had
                                                                        declined to stand  for
                                                                        re-election as the Company's
                                                                        independent auditors.

July 5, 2004                        July 7, 2004              Item 4-   The Company reported the
                                                                        engagement of J.H. Cohn LLP
                                                                        as the Company's new
                                                                        Independent Registered Public
                                                                        Accounting Firm.

July 19, 2004                       July 20, 2004             Item 4-   The Company reported the termination
                                                                        of its relationship with Ernst &
                                                                        Young, LLP effective July 5, 2004.

July 29, 2004                       July 29, 2004             Item 5 -  Press release announcing that the
                                                                        Company will initiate investor
                                                                        Presentations during September 2004.

                               S I G N A T U R E S



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WILSHIRE ENTERPRISES, INC.
                                      --------------------------
                                      Registrant)








Date:  August 11, 2004                  /s/ S. Wilzig Izak
       --------------------             ------------------
                               By:      S. Wilzig Izak
                               Chairman of the Board and Chief Executive Officer





                                                     /s/ Seth H. Ugelow
                                                     ------------------
                                            By:      Seth H. Ugelow
                                                     Chief Financial Officer