Form 10-Q
period 2004-09-30
WILSHIRE OIL CO OF TEXAS
filed 2004-11-12
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2004 Commission file number 1-4673
                             ------------------


                           WILSHIRE ENTERPRISES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                           84-0513668
--------------------------------                   ----------------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                    Identification No.)

921 Bergen Avenue, Jersey City, New Jersey         07306-4204
------------------------------------------         ----------------------------
(Address of principal executive offices)           (Zip Code)

                                 (201) 420-2796
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


-------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

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

                                  Yes |_|      No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2004.

                    Common Stock $1 Par Value ----- 7,774,831

                           WILSHIRE ENTERPRISES, INC.
                                      INDEX
                                                                       Page No.
                                                                       --------

Part I -Financial Information
-----------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 2004 (Unaudited) and December 31, 2003                3

         Unaudited Condensed Consolidated Statements of Income -
         Three months ended September 30, 2004 and 2003                      4

         Unaudited Condensed Consolidated Statements of Income -
         Nine months ended September 30, 2004 and 2003                       5

         Unaudited Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 2004 and 2003                       6

         Notes to Unaudited Condensed Consolidated Financial Statements      7

     2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11

     3.  Quantitative and Qualitative Disclosure About Market Risk          18

     4.  Controls and Procedures                                            19



Part II - Other Information
---------------------------

     2.  Unregistered Sales of Equity Securities and Use of Proceeds        20

     6.  Exhibits                                                           20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           WILSHIRE ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                       SEPTEMBER 30,
                                                                                                2004       DECEMBER 31,
                                                                                         (UNAUDITED)               2003
                                                                                       -------------      -------------
                                    ASSETS
CURRENT ASSETS
      Cash  and cash equivalents                                                       $  34,754,000      $   7,763,000
      Restricted cash                                                                        171,000            327,000
      Marketable securities, available for sale, at fair value                             2,205,000          1,996,000
      Accounts receivable, net                                                               316,000          1,802,000
      Prepaid expenses and other current assets                                            2,107,000          1,870,000
                                                                                       -------------      -------------
          Total current assets                                                            39,553,000         13,758,000
                                                                                       -------------      -------------
NONCURRENT ASSETS
      Mortgage notes receivable                                                            1,064,000          2,504,000
                                                                                       -------------      -------------
      Other noncurrent assets                                                                229,000            860,000
                                                                                       -------------      -------------
PROPERTY AND EQUIPMENT
      Oil and gas properties - Held for sale                                                       -        143,601,000
      Real estate properties                                                              53,590,000         52,700,000
      Real estate properties - Held for sale                                               7,287,000         19,369,000
                                                                                       -------------      -------------
                                                                                          60,877,000        215,670,000
      Less:
      Accumulated depreciation and amortization                                           15,781,000         14,315,000
      Accumulated depreciation, depletion and amortization -
      Property held for sale                                                                 657,000        119,480,000
                                                                                       -------------      -------------
                                                                                          44,439,000         81,875,000
                                                                                       -------------      -------------
TOTAL ASSETS                                                                           $  85,285,000      $  98,997,000
                                                                                       =============      =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Current portion of long-term debt                                                $     691,000      $   3,645,000
      Accounts payable                                                                     2,803,000          1,894,000
      Income taxes payable                                                                 2,518,000            154,000
      Deferred income taxes                                                                        -         10,489,000
      Accrued liabilities                                                                    379,000            800,000
      Deferred income                                                                        742,000            419,000
      Current liabilities associated with discontinued operations                             64,000          3,520,000
                                                                                       -------------      -------------
          Total current liabilities                                                        7,197,000         20,921,000
NONCURRENT LIABILITIES
      Long-term debt, less current portion                                                44,841,000         47,719,000
      Deferred income taxes                                                                2,973,000          1,058,000
      Deferred income                                                                        576,000            725,000
      Other long-term liabilities                                                                  -            227,000
      Noncurrent liabilities associated with discontinued operations                       1,580,000          3,820,000
                                                                                       -------------      -------------
          Total liabilities                                                               57,167,000         74,470,000
                                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
      Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding
          in 2004 and 2003                                                                         -                  -
      Common stock, $1 par value, 15,000,000 shares authorized; issued
          10,013,544 shares in 2004 and 2003                                              10,014,000         10,014,000
      Capital in excess of par value                                                       9,024,000          9,029,000
      Treasury stock, 2,232,315 and 2,210,713 shares at September 30, 2004 and
          December 31, 2003, respectively, at cost                                       (10,469,000)       (10,355,000)
      Retained earnings                                                                   20,368,000         17,267,000
      Accumulated other comprehensive loss                                                  (819,000)        (1,428,000)
                                                                                       -------------      -------------
          Total stockholders' equity                                                      28,118,000         24,527,000
                                                                                       -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $  85,285,000      $  98,997,000
                                                                                       =============      =============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                               SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                                               ------------------     ------------------
REVENUES                                                              $ 2,963,000             $ 2,869,000
                                                                      -----------             -----------
COSTS AND EXPENSES
        Operating expenses                                              1,745,000               1,755,000
        Depreciation and amortization                                     475,000                 494,000
        General and administrative                                        695,000                 427,000
                                                                      -----------             -----------
             Total costs and expenses                                   2,915,000               2,676,000
                                                                      -----------             -----------

INCOME FROM OPERATIONS                                                     48,000                 193,000

OTHER INCOME
        Dividend and interest income                                      192,000                 176,000
        Gain on sale of marketable securities                                   -               2,360,000
        Other income                                                      206,000                  (6,000)

INTEREST EXPENSE                                                         (716,000)               (905,000)
                                                                      -----------             -----------

             INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES             (270,000)              1,818,000

INCOME TAX EXPENSE (BENEFIT)                                             (124,000)                574,000
                                                                      -----------             -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 (146,000)              1,244,000
                                                                      -----------             -----------

DISCONTINUED OPERATIONS - REAL ESTATE, NET OF TAXES
        LOSS FROM OPERATIONS                                             (195,000)               (191,000)
        GAIN FROM SALES                                                   210,000                 655,000

DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
        INCOME (LOSS) FROM OPERATIONS                                    (390,000)                 39,000
                                                                      -----------             -----------

NET INCOME (LOSS)                                                     $  (521,000)            $ 1,747,000
                                                                      ===========             ===========

BASIC EARNINGS (LOSS) PER SHARE:
        Income (loss) from continuing operations                      $     (0.02)            $      0.16
        Income (loss) from discontinued operations                          (0.05)                   0.06
                                                                      -----------             -----------
        Net income (loss) applicable to common stockholders           $     (0.07)            $      0.22
                                                                      ===========             ===========

DILUTED EARNINGS (LOSS) PER SHARE:
        Income (loss) from continuing operations                      $     (0.02)            $      0.16
        Income (loss) from discontinued operations                          (0.05)                   0.06
                                                                      -----------             -----------
        Net income (loss) applicable to common stockholders           $     (0.07)            $      0.22
                                                                      ===========             ===========


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                               SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                               ------------------    ------------------
REVENUES                                                                              $ 8,904,000           $ 8,526,000
                                                                                      -----------           -----------

COSTS AND EXPENSES
        Operating expenses                                                              5,063,000             4,948,000
        Depreciation expense                                                            1,475,000             1,485,000
        General and administrative                                                      1,567,000             1,408,000
                                                                                      -----------           -----------
             Total costs and expenses                                                   8,105,000             7,841,000
                                                                                      -----------           -----------

INCOME FROM OPERATIONS                                                                    799,000               685,000

OTHER INCOME
        Dividend and interest income                                                      432,000               545,000
        Gain on sale of marketable securities                                                   -             2,621,000
        Insurance proceeds                                                                      -             1,000,000
        Other income                                                                      444,000               247,000

INTEREST EXPENSE                                                                       (2,188,000)           (3,391,000)
                                                                                      -----------           -----------

             INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                             (513,000)            1,707,000

INCOME TAX EXPENSE (BENEFIT)                                                             (261,000)              164,000
                                                                                      -----------           -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                                 (252,000)            1,543,000
                                                                                      -----------           -----------

DISCONTINUED OPERATIONS - REAL ESTATE, NET OF TAXES
        LOSS FROM OPERATIONS                                                             (411,000)             (314,000)
        GAIN FROM SALES                                                                 3,569,000               655,000

DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
        INCOME (LOSS) FROM OPERATIONS                                                    (372,000)            1,142,000
        GAIN FROM SALES                                                                   567,000                     -
                                                                                      -----------           -----------

NET INCOME                                                                            $ 3,101,000           $ 3,026,000
                                                                                      ===========           ===========

BASIC EARNINGS (LOSS) PER SHARE:
        Income (loss) from continuing operations                                      $     (0.03)          $      0.19
        Income from discontinued operations                                                  0.43                  0.19
                                                                                      -----------           -----------
        Net income applicable to common stockholders                                  $      0.40           $      0.38
                                                                                      ===========           ===========

DILUTED EARNINGS (LOSS) PER SHARE:
        Income (loss) from continuing operations                                      $     (0.03)          $      0.19
        Income from discontinued operations                                                  0.42                  0.19
                                                                                      -----------           -----------
        Net income applicable to common stockholders                                  $      0.39           $      0.38
                                                                                      ===========           ===========


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003


                                                                                  SEPTEMBER 30, 2004    SEPTEMBER 30, 2003
                                                                                  ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                        $  3,101,000          $  3,026,000
      Adjustments to reconcile net income to net cash provided by (used in)
      operating activities -
      Depreciation, depletion and amortization                                             1,545,000             6,221,000
      Deferred income taxes                                                               (8,382,000)            2,111,000
      Increase (decrease) in deferred income                                                 174,000              (111,000)
      Gain on sales of real estate assets                                                 (6,138,000)             (992,000)
      Gain on sale of oil and gas properties                                                (768,000)                    -
      Gain on sale of marketable securities                                                        -            (2,621,000)
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                           1,486,000              (628,000)
      Decrease in income taxes receivable                                                          -               208,000
      Decrease (increase) in prepaid expenses and other current assets                       394,000              (214,000)
      Increase (decrease) in other liabilities                                              (227,000)               62,000
      Increase (decrease) in accounts payable, accrued liabilities and taxes
      payable                                                                              2,404,000              (113,000)
                                                                                        ------------          ------------
          Net cash provided by (used in) operating activities                             (6,411,000)            6,949,000
                                                                                        ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Net capital expenditures - real estate                                              (1,167,000)           (2,008,000)
      Net capital expenditures - oil & gas                                                         -            (7,155,000)
      Proceeds from sale of oil and gas properties                                        28,131,000                     -
      Proceeds from sale of real estate properties                                        15,833,000             1,717,000
      Proceeds on mortgage notes receivable                                                1,440,000               414,000
      Proceeds from sales and redemptions of marketable securities                                 -             9,492,000
      (Increase) decrease in restricted cash                                                 156,000            (1,325,000)
                                                                                        ------------          ------------
          Net cash provided by investing activities                                       44,393,000             1,135,000
                                                                                        ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments of long-term debt                                               (11,349,000)          (42,190,000)
      Loan payable to stockholder                                                                  -              (500,000)
      Proceeds from issuance of debt                                                               -            35,624,000
      Financing costs                                                                              -              (550,000)
      Purchase of treasury stock                                                            (154,000)                    -
      Issuance of restricted stock                                                            17,000                     -
      Proceeds from exercise of stock options                                                 18,000                     -
                                                                                        ------------          ------------
          Net cash used in financing activities                                          (11,468,000)           (7,616,000)
                                                                                        ------------          ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      477,000             1,605,000
                                                                                        ------------          ------------

          Net increase in cash and cash equivalents                                       26,991,000             2,073,000

CASH AND CASH EQUIVALENTS, beginning of period                                             7,763,000             4,164,000
                                                                                        ------------          ------------
CASH AND CASH EQUIVALENTS, end of period                                                $ 34,754,000          $  6,237,000
                                                                                        ============          ============

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
      Cash paid during the period for -
          Interest                                                                      $  2,302,000          $  3,590,000
                                                                                        ============          ============
          Income taxes, net                                                             $  7,434,000          $    160,000
                                                                                        ============          ============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1.       FINANCIAL STATEMENTS

         The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ended December 31, 2004 or any other subsequent period.

         In July 2003, the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to reflect the oil and gas operations as "Discontinued Operations" in 2003 and 2004.

         In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000. An escrow holdback of $600,000 was established to allow for any potential post closing adjustments relating to its United States operations. This escrow was paid in full to the Company on June 22, 2004 and the condensed consolidated statements of income include a gain of $567,000 (after taxes) on the transaction for the nine months ended September 30, 2004. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004, compared to a full nine months of operations in 2003.

         The Company has designated certain real estate properties as held for sale and reports the gain on the sale of such real estate properties plus the year to date operations and related interest expense of such real estate properties as "Discontinued Operations". During the three and nine months ended September 30, 2004, the Company consummated the sale of one and fourteen real estate properties in New Jersey, respectively, for a net gain of $210,000 (after taxes) and $3,569,000 (after taxes), respectively. For the three and nine months ended September 30, 2003, the Company consummated the sale of two real estate properties in Florida for a net gain of $655,000 (after taxes).

         Basis of Presentation

         Certain amounts in the 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation.

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

         The pro forma impact of expensing stock options for the three and nine months ended September 30, 2004 and 2003 was insignificant to both reported net income and earnings per share.

         The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table. No stock options were granted during the three months ended September 30, 2004 and 2003.

                                              9 Months Ended  September 30,
                                              -----------------------------
                                                 2004                2003
                                                 ----                ----

         Weighted average market price          $5.18               $3.60
         Risk free interest rate                3.97%               3.00%
         Volatility                             36.4%               33.1%
         Dividend yield                            -%                  -%
         Expected option life                 5 years             5 years

2.       SEGMENT INFORMATION

         The Company conducts real estate operations in the United States, principally consisting of apartment complexes and to a much lesser extent commercial and retail properties. Management of the Company views its real estate operations as a single segment. For the first two months of 2004 the Company was engaged in the exploration of oil and gas, both in its own name and through several wholly owned subsidiaries, on the North American continent. In July 2003 the Company committed to the sale of its oil and gas operations and consummated the sale in April 2004, effective March 1, 2004. The financial statements have been adjusted to present oil and gas operations as "Discontinued Operations" in 2003 and 2004. Accordingly, the Company only conducts real estate operations in the United States.

3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) for the three and nine months ended September 30, 2004 and 2003 is as follows:


                                                              3 Months Ended September 30,        9 Months Ended September 30,
                                                              ----------------------------        ----------------------------
                                                                     2004             2003              2004              2003
                                                              (Unaudited)      (Unaudited)       (Unaudited)       (Unaudited)
                                                              -----------      -----------       -----------       -----------
         Net income (loss)                                     $(521,000)       $1,747,000        $3,101,000        $3,026,000
                                                               ---------        ----------        ----------        ----------
         Other comprehensive income net of taxes:
           Foreign currency translation adjustments               88,000         1,256,000           477,000         1,694,000
           Change in unrealized gain on marketable
             securities                                           98,000          (619,000)          132,000          (423,000)
                                                               ---------        ----------        ----------        ----------
         Other comprehensive income                              186,000           637,000           609,000         1,271,000
                                                               ---------        ----------        ----------        ----------

         Comprehensive income (loss)                           $(335,000)       $2,384,000        $3,710,000        $4,297,000
                                                               =========        ==========        ==========        ==========


       Changes in the components of Accumulated Other Comprehensive Income
       (Loss) for the year 2003 and for the nine months ended September 30, 2004 are as follows-


                                                             Unrealized Gains            Cumulative       Accumulated
                                                                  (Losses) on      Foreign Currency             Other
                                                           Available-for-Sale           Translation     Comprehensive
                                                                   Securities            Adjustment     Income (Loss)
                                                           ------------------      ----------------     -------------
         BALANCE,  December 31, 2002                              $   653,000          $(3,742,000)      $(3,089,000)
               Change for the year 2003                              (545,000)           2,206,000         1,661,000
                                                                  -----------          -----------       -----------
         BALANCE,  December 31, 2003                                  108,000           (1,536,000)       (1,428,000)
               Change for the nine months                             132,000              477,000           609,000
                                                                  -----------          -----------       -----------

         BALANCE,  September 30, 2004                             $   240,000          $(1,059,000)      $  (819,000)
                                                                  ===========          ===========       ===========


4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share-


                                                          3 Months Ended September 30,              9 Months Ended September 30,
                                                          ----------------------------              ----------------------------
                                                            2004                  2003                2004                  2003
                                                            ----                  ----                ----                  ----
       Numerator-
          Net Income                                  $(521,000)            $1,747,000          $3,101,000            $3,026,000
                                                      =========             ==========          ==========            ==========

       Denominator-
         Weighted average common
          shares outstanding - Basic                  7,798,339              7,809,833           7,802,098             7,908,833
         Incremental shares from assumed
          conversions of stock options                  199,486                125,973             186,418                86,377
                                                     ----------             ----------          ----------            ----------
         Weighted average common shares
          outstanding - Diluted                       7,997,825              7,935,806           7,988,516             7,995,210
                                                     ==========             ==========          ==========            ==========

       Basic earnings (loss) per share:              $    (0.07)            $     0.22          $     0.40            $     0.38
                                                      =========             ==========          ==========            ==========

       Diluted earnings (loss) per share:            $    (0.07)            $     0.22          $     0.39            $     0.38
                                                      =========             ==========          ==========            ==========


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

         As of September 30, 2004 and 2003, 7,781,229 and 7,809,833,
         respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of September 30, 2004 and 2003, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

         On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through September 30, 2004, the Company had purchased 30,431 shares under this program at an approximate cost of $154,000 or $5.06 per share.

7.       STOCK OPTION PLANS

         In June 2004, the Company's stockholders approved the 2004 Stock Option and Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of September 30, 2004, 3,529 shares of restricted stock had been granted to employees under the 2004 Plan. The employee's right to receive these restricted shares vest serially over a three-year period. Compensation expense for the three and nine month periods ending September 30, 2004 includes an insignificant amount related to the issuance of these shares.

         In June 2004, the Company's stockholders approved the 2004 Non-Employee Director Stock Option Plan (the "2004 Director Plan"). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company's performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. As of September 30, 2004, 50,000 options had been granted at market value under the 2004 Director Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in the Company's results of operations for the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003, and the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003 and changes in its financial condition since December 31, 2003. It is presumed that readers have read or have access to Wilshire's 2003 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Net loss for the three months ended September 30, 2004 amounted to $521,000 or $0.07 per diluted share, a decrease of $2,268,000 from net income totaling $1,747,000 or $0.22 per diluted share reported for the three months ended September 30, 2003. Net income for the nine months ended September 30, 2004, amounted to $3,101,000 or $0.39 per diluted share, compared to $3,026,000 or $0.38 per diluted share for the 2003 period. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company's oil and gas businesses, the gain from the sale of the oil and gas properties, the net income from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During the three and nine months ended September 30, 2004, respectively, the Company recorded income (loss), net of taxes from its oil and gas businesses of $(390,000) and $195,000, respectively. The net loss from operating the oil and gas business during the three months ended September 30, 2004 resulted from the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale.

During the three months ended September 30, 2004, the Company sold one (1) one-bedroom condominium unit at its Jefferson Gardens, New Jersey, property for gross proceeds of $140,000 that resulted in an after-tax gain of $62,000 that has been included in the three month net loss from continuing operations. The Company intends to continue to operate the remaining units. In addition, the Company sold one parcel of land in Montville, New Jersey, for gross proceeds of $1,000,000 that resulted in an after-tax gain of $210,000. This gain has been included in Discontinued Operations - Real Estate, net of taxes - Gain from sales. For the nine months ended September 30, 2004, the Company sold fourteen New Jersey real estate properties plus the condominium unit mentioned above for gross proceeds of $15,833,000 and a net gain after taxes of $3,631,000.

The following table presents the increases (decreases) in each major statement of income category for the three and nine months ended September 30, 2004 and 2003, respectively. The following discussion of "Results of Operations references these increases (decreases).


                                                                INCREASE (DECREASE) IN CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                                CATEGORIES FOR THE PERIODS:
                                                                3  Months Ended September 30,          9 Months Ended September 30,
                                                                2004 v. September 30, 2003             2004 v. September 30, 2003
                                                                --------------------------             --------------------------
                                                                Amount (S)             %               Amount ($)             %
                                                                ----------            ---              ----------            ---
REVENUES                                                        $    94,000           3.3%             $   378,000            4.4%
                                                                -----------                            -----------

COSTS AND EXPENSES
      Operating expenses                                            (10,000)         (0.6)                 115,000            2.3
      Depreciation expense                                          (19,000)         (3.8)                 (10,000)          (0.7)
      General and administrative                                    268,000          62.8                  159,000           11.3
                                                                -----------                            -----------
          Total costs and expenses                                  239,000           8.9                  264,000            3.4
                                                                -----------                            -----------

INCOME FROM OPERATIONS                                             (145,000)        (75.1)                 114,000           16.6

OTHER INCOME
      Dividend and interest income                                   16,000           9.1                 (113,000)         (20.7)
      Gain on sale of marketable securities                      (2,360,000)       (100.0)              (2,621,000)        (100.0)
      Insurance proceeds                                                  -            (A)              (1,000,000)        (100.0)
      Other income                                                  212,000            NM                  197,000           79.8

INTEREST EXPENSE                                                   (189,000)        (20.9)              (1,203,000)         (35.5)
                                                                -----------                            -----------

      INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            (2,088,000)           NM               (2,220,000)            NM


INCOME TAX EXPENSE (BENEFIT)                                       (698,000)           NM                 (425,000)            NM
                                                                -----------                            -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                         (1,390,000)           NM               (1,795,000)            NM
                                                                -----------                            -----------

DISCONTINUED OPERATIONS - REAL ESTATE, NET OF TAXES
      LOSS FROM OPERATIONS                                           (4,000)         (2.1)                 (97,000)         (30.9)
      GAIN FROM SALES                                              (445,000)        (67.9)               2,914,000             NM

DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
      INCOME (LOSS) FROM OPERATIONS                                (429,000)           NM               (1,514,000)            NM
      GAIN FROM SALES                                                     -            (B)                 567,000          100.0
                                                                -----------                            -----------

NET INCOME                                                      $(2,268,000)           NM              $    75,000            2.5
                                                                ===========                            ===========

BASIC EARNINGS (LOSS) PER SHARE:
      Income (loss) from continuing operations                  $     (0.18)           NM              $     (0.22)            NM
      Income from discontinued operations                             (0.11)           NM                     0.24             NM
                                                                -----------                            -----------
      Net income applicable to common stockholders              $     (0.29)           NM              $      0.02            5.3
                                                                ===========                            ===========

DILUTED EARNINGS (LOSS) PER SHARE:
      Income (loss) from continuing operations                  $     (0.18)           NM              $     (0.22)            NM
      Income from discontinued operations                             (0.11)           NM                     0.21             NM
                                                                -----------                            -----------

      Net income applicable to common stockholders              $     (0.29)           NM              $     (0.01)           2.6
                                                                ===========                            ===========



(A) No insurance proceeds were received in either period.
(B) There was no gain from the sale of the oil and gas business in either period.
NM  Percentage change was not meaningful.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 ("2004") COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003 ("2003")

CONTINUING OPERATIONS:

Loss from continuing operations was $146,000 in 2004 compared with income of $1,244,000 in 2003. Results per diluted share from continuing operations amounted to $(0.02) in 2004 and $0.16 in 2003. The 2003 period included a $1,396,000 after tax gain ($2,360,000 before taxes) from the sale of marketable securities. Without this gain from the sale of securities, 2003 would have reported a loss from continuing operations of $152,000.

Reported income from continuing operations in 2004 compared with 2003 reflects a lower level of income from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses) and lower other income, that was partly offset by reduced interest expense and an income tax benefit. These factors are discussed below.

Revenues amounted to $2,963,000 in 2004, an increase of $94,000 or 3.3%, from $2,869,000 in 2003. The increase for the 2004 period is primarily attributable to higher rent and reimbursement of real estate tax expenses applicable to the Company's triple net leased hotel and conference facility.

Operating expenses were $1,745,000 in 2004, a $10,000 improvement from $1,755,000 in 2003. Operating expenses in 2004 included adjustments to property tax and property insurance expense to reflect the actual amounts paid and projected to be paid for these items. In addition, 2004 included increased expenditures for capital and maintenance items to reposition and strengthen the properties within their targeted markets.

Depreciation expense in 2004 was comparable with the 2003 levels.

General and administrative expense increased $268,000 to $695,000 in 2004 from $427,000 in 2003. The increase was related largely to expenses totaling $40,000 for a stock repurchase program that enabled stockholders owning less than 100 shares to sell their stock to the Company and severance expense of $57,000 related to the streamlining of personnel in real estate and corporate operations. The stock repurchase program expense in nonrecurring, while additional severance expense of $51,000 will be recognized in the fourth quarter 2004.

Also, there was an increased accrual of the pro-rata amount of the estimated annual incentive bonus expense of $137,000 primarily for the newly hired management team. The incentive bonus expense represents management's estimate of the amount of performance-based bonus expense earned during the current period and does not represent a contractual obligation to pay bonuses. The amount of the bonus expense is reviewed periodically by management and the Compensation Committee of the Board of Directors and may be adjusted in future periods. If and when bonuses are awarded, at the direction of the Compensation Committee, such bonuses may be paid in shares of restricted stock.

Other income decreased $2,132,000 to $398,000 in 2004 from $2,530,000 in 2003, principally related to $2,360,000 of gains on the sale of marketable securities in 2003. No securities were sold in the 2004 period. Other income in 2004 included $64,000 of fee income received under a contract to sell a parcel of land and a $104,000 gain recorded on the sale of one condominium unit at the Company's Jefferson Gardens, New Jersey, property.

Interest expense decreased to $716,000 from $905,000 in 2003, mainly related to the payoff of approximately $6.2 million of mortgage debt ($5.8 million during the three months ended March 31, 2004, $0.3 million during the three months ended June 30, 2004 and $0.1 million during the three months ended September 30,
2004) related to real estate properties sold.

The provision for income taxes amounted to a tax benefit of $124,000 in 2004 compared to tax expense of $574,000 in 2003. The change in the provision for income taxes is related to the level of income from continuing operations in 2004 compared to 2003.

DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Income from discontinued operations amounted to after tax losses of $195,000 in 2004 and $191,000 in 2003. The increased loss reflects the lower level of revenue from these properties due to sales subsequent to the 2003 period.

Gains from sales amounted to $210,000 in 2004 and $655,000 in 2003. In 2004, one parcel of land in New Jersey was sold for gross proceeds of $1,000,000. In 2003, two properties in Florida were sold for gross proceeds of $1,686,000.


OIL AND GAS

Discontinued operations for 2004 had a net after tax loss of $390,000 in 2004 and a profit of $39,000 in 2003. The 2004 period includes residual revenue and expense adjustments between the Company and its partners relating to the operations of the oil and gas business during the pre-sale period. The 2003 period reflects a full three months of oil and gas production.

NINE MONTHS ENDED SEPTEMBER 30, 2004 ("2004") COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003 ("2003")

CONTINUING OPERATIONS:

Loss from continuing operations was $252,000 in 2004 compared with income of $1,543,000 in 2003. Per diluted share amounts from continuing operations was $(0.03) in 2004 and $0.19 in 2003. The 2003 period included $1,550,000 of after tax ($2,621,000 before taxes) gains on the sale of marketable securities and $1,000,000 after tax income from death benefits received from an insurance policy on the life of the Company's former senior consultant. Without these two special transactions, the Company would have incurred a loss from continuing operations of $1,007,000 in 2003.

Reported income from continuing operations in 2004 compared with 2003 reflects a higher level of income from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses) and lower other income, that was partly offset by reduced interest expense and an income tax benefit. These factors are discussed below.

Revenues amounted to $8,904,000 in 2004, an increase of $378,000 or 4.4%, from $8,526,000 in 2003. The increase for the 2004 period is primarily attributable to higher rent due to improved occupancy and reduced rental concessions and higher reimbursement of real estate tax expenses applicable to the Company's triple net leased hotel and conference facility.

Operating expenses increased to $5,063,000 in 2004 from $4,948,000 in 2003, an increase of 2.3%. The majority of the increase was due to higher real estate tax expense applicable to the Company's triple net leased hotel and conference facility.

Depreciation expense was comparable with the 2003 period.

General and administrative expenses increased to $1,567,000 from $1,408,000 in 2003. The increase was largely related to a stock repurchase program that enabled stockholders owning less than 100 shares to sell their stock to the Company and severance expense related to the streamlining of personnel in real estate and corporate operations. Additionally, there was an increased accrual of incentive bonus expense primarily for the newly hired management team. (See quarterly results above for additional discussion of bonus expense.)

Other income decreased $3,537,000 to $876,000 in 2004 from $4,413,000 in 2003.
In 2003, the Company sold marketable securities and recognized gains of $2,621,000, whereas no marketable securities were sold in 2004. In addition, 2003 other income included $1,000,000 received by the Company as beneficiary of life insurance policies on the life of the Company's former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant up to his death on January 7, 2003. These 2003 items were partly offset by $193,000 of fee income received in 2004 under a contract to sell a parcel of land and the $104,000 gain recorded on the sale of the condominium unit mentioned in the discussion of three month results.

Interest expense decreased to $2,188,000 from $3,391,000 in 2003. Interest expense in 2003 includes a one-time prepayment penalty of $469,000 to secure the refinancing of the Company's real estate properties. The refinancing of the mortgage notes payable in the first quarter of 2003 reduced the effective rate paid by the Company from 7.36% to 6.10% and extended its maturity and terms. In addition, the Company paid down approximately $6.2 million of mortgage debt during 2004 related to real estate properties sold.

The provision for income taxes amounted to a benefit of $261,000 in 2004 and an expense of $164,000 in 2003. The calculation of the 2003 income tax expense was impacted by the tax-exempt status of the $1,000,000 of previously mentioned life insurance proceeds.

DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Discontinued operations amounted to losses of $411,000 in 2004 and $314,000 in 2003. The loss for each period reflects the results of operating the properties. The increase in the loss in 2004 is related to a reduction in operating income attributable to the large number of properties sold subsequent to the 2003 period.

Gains from the sale of real estate properties held for sale were $3,569,000 after taxes in 2004. During 2004, the Company sold fourteen real estate properties in New Jersey for gross proceeds of $15,833,000. The gains of $655,000 reported in 2003 reflect the sale of two properties in Florida noted in the discussion of quarterly results.

OIL AND GAS

Discontinued operations includes a loss of $372,000 in 2004 and income of $1,142,000 in 2003. The 2003 profit includes nine months of oil and gas sales while the 2004 figures only include sales from January and February and the results of residual income and expense related to periods prior to the sale but reported to the Company subsequent to the effective date of the sale. The 2004 results also include the net after tax gain of $567,000 from the sale of the oil and gas divisions.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had working capital of $32.4 million, compared to a working capital deficiency of $7.2 million at December 31, 2003. The change reflects the receipt of approximately $28.1 million from the sale of the oil and gas business and approximately $15.8 million from the sale of real estate properties, partly offset by the payment of a portion of the income taxes related to those sales and the repayment of $11.3 million of debt related to the real estate properties sold.

The Company has $34.8 million of cash and cash equivalents at September 30, 2004. This balance is comprised of working capital accounts for its real estate properties and corporate needs and short-term investments in highly liquid, high quality government and corporate securities and money market funds. The Company estimates that it has approximately $5.5 million of taxes remaining to be paid relating to the sale of the oil and gas business and the sales of real estate properties. These obligations will be satisfied by the end of the first quarter 2005.

The remaining cash and cash equivalents will be utilized in a manner designed to maximize stockholder value. The Company continues to explore corporate and real estate property acquisitions as they arise. The timing of such acquisitions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy. Management considers its liquidity position adequate to fulfill the Company's current business plans.

Net cash used in operating activities amounted to $6.4 million in 2004, while in 2003 operating activities provided net cash of $6.9 million. The 2004 use of cash resulted from net income of $3.1 million and the sale of the oil and gas business and the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. The 2003 provision of cash was mainly related to net income of $3.1 million and depreciation and amortization expense (a non-cash expense), partly offset by changes in other current asset and liability and income tax accounts related to normal business activity.

Net cash provided by investing activities amounted to $44.4 million in 2004 and $1.1 million in 2003. This increase is due mainly to the sale of real estate assets and oil and gas assets in 2004 compared with $9.2 million of capital expenditures on real estate properties and oil and gas activities in 2003.

Net cash used in financing activities increased to $11.5 million from $7.6 million in 2003. This increased use of funds principally relates to the repayment of long-term debt associated with the fourteen real estate properties sold and the repayment of a note payable of $2.7 million.

In addition to the generation of funds from its operations, the Company has a $2.0 million line of credit with a major financial institution. The Company believes it has adequate capital resources to fund its operations for the foreseeable future.

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At September 30, 2004, the Company had purchased 30,431 shares at an aggregate cost of $154,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company's common stock.

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

Impairment of Property and Equipment

In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues as originally described in SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144, among other things, requires the Company to classify the operations and cash flow of properties to be disposed of as discontinued operations. The Company adopted this pronouncement on January 1, 2002. This adoption impacted how the Company reported its results of operations and financial position as of September 30, 2004 and 2003.

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at September 30, 2004, that the value of any of its rental properties is impaired.

Revenue Recognition

Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from the tenant. Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. The Company follows a policy of aggressively pursuing its rental tenants to ensure timely payment of amounts due. When a tenant becomes 30 days in arrears on paying rent, the amount is written-off and turned over to a collection agency for action. Accordingly, no allowance for uncollectible accounts is maintained for the Company's real estate tenants.

An allowance for uncollectible accounts was maintained based on the Company's estimate of the inability of its joint interest partners in the oil and gas division to make required payments. With the sale of the oil and gas division, the Company no longer maintains an allowance for uncollectible accounts.

Foreign Operations

The assets and liabilities of the Company's Canadian subsidiary have been translated at exchange rates in effect at the reporting date. The related revenues and expenses have been translated at average exchange rates for the applicable reported period. The aggregate effect of translation gains and losses are reflected as a component of "Accumulated other comprehensive income (loss)" until the sale or liquidation of the underlying foreign investment.

As a result of the sale of its Canadian oil and gas assets in April 2004, the Company intends to dissolve its Canadian subsidiary and remit all prior years' earning to the U. S. The Company has provided for approximately $1.2 million of Federal income taxes that will result from the receipt of such funds.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board issued Statement No. 150 that establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. As of September 30, 2004, the Company did not have any financial instruments outstanding that were within the scope of Statement No. 150.

Consolidation of Variable Interest Entities

FIN 46(R), "Consolidation of Variable Interest Entities," applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). As of September 30, 2004, the Company does not have any variable interest entities that fall within the provisions of FIN 46(R).

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q for the quarter and nine months ended September 30, 2004 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company's real estate properties, competition, the substantial capital expenditures required to fund the Company's real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has investments in domestic equity securities for which the Company has exposure to the risk of market value fluctuation. The Company accounts for these investments as securities that are available for sale and marks them to market at each period-end. The change in value in the investments, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of shareholders' equity. The Company also evaluates its investments to determine if they have suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At September 30, 2004, in the opinion of management, there has been no permanent decline in value in the Company's holdings of equity securities.

The Company is not exposed to changes in interest rates. At September 30, 2004, the Company had no floating rate debt outstanding under its $2.0 million U.S. credit line. At September 30, 2004, the Company had $47,148,000 of mortgage debt outstanding which all bears interest at fixed rates.

SUMMARY OF INDEBTEDNESS

Long-term debt as of September 30, 2004 and December 31, 2003 consists of the following -

                                                   2004               2003
                                                (Unaudited)
                                                -----------        -----------
              Mortgage notes payable            $47,148,000        $53,824,000
              Note payable                                -          2,700,000
              Revolving demand loan                       -          1,970,000
                                                -----------        -----------
              Total                              47,148,000         58,494,000
              Less-Current portion                  727,000          6,989,000
                                                -----------        -----------
              Long term portion (1)             $46,421,000        $51,505,000
                                                ===========        ===========

              (1) Includes mortgage debt associated with discontinued operations of $1,616,000 in 2004 and $7,130,000 in 2003.

The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2004 and thereafter are -

              October 1, 2004 through September 30, 2005           $   727,000
              October 1, 2005 through September 30, 2006               800,000
              October 1, 2006 through September 30, 2007               880,000
              October 1, 2007 through September 30, 2008               967,000
              October 1, 2008 through September 30, 2009             4,894,000
              After September 30, 2009                              38,880,000
                                                                   -----------
                                                                   $47,148,000
                                                                   ===========

ITEM 4. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the activity in the Company's previously announced common stock repurchase program for the three months ended September 30, 2004. The program, for the repurchase of up to 1,000,000 shares of the Company's common stock, was announced on June 3, 2004. No repurchase activity took place from the date of the program's announcement through June 30, 2004. The Company has continued the program into the fourth quarter of 2004 and has not yet determined when the program will be discontinued.


                                                                    (c) Total number          (d) Maximum number (or
                                                                      of shares (or          approximate dollar value)
                                                    (b) Average     units) purchased        of shares (or units) that
                                (a) Total number     price paid    as part of publicly        may yet be purchased
                                  of shares (or      per share        announced plans            under the plans
Period                          units) purchased     (or unit)         or programs                  or programs
------                          ----------------     ----------    --------------------     --------------------------
July 1 - 31, 2004                     2,080            $5.03               2,080              997,920 common shares
August 1 - 31, 2004                  18,029            $5.08              18,029              979,891 common shares
September 1 - 30, 2004               10,322            $5.08              10,322              969,569 common shares


ITEM 6. EXHIBITS

Exhibit 10.1 2004 Stock Option and Incentive Plan (incorporated by reference to Appendix C to the Registrant's definitive proxy statement for its 2004 annual meeting of stockholders.

Exhibit 10.2 2004 Non-Employee Director Stock Option Plan (incorporated by reference to Appendix D to the Registrant's definitive proxy statement for its 2004 annual meeting of stockholders.

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

                           WILSHIRE ENTERPRISES, INC.
                           --------------------------
                           (Registrant)





Date:  November 12, 2004                    /s/ S. Wilzig Izak
       -----------------                    -----------------------------------
                                            By: S. Wilzig Izak
                                            Chairman of the Board and Chief
                                            Executive Officer





                                            /s/ Seth H. Ugelow
                                            ------------------------------------
                                            By: Seth H. Ugelow
                                                Chief Financial Officer