Form 10-K
period 2004-12-31
WILSHIRE OIL CO OF TEXAS
filed 2005-03-31
CIK 107454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[x]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004
                                       Or
[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ___________ to __________

                          Commission file number 1-4673

                           WILSHIRE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                             84-0513668
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)

           921 BERGEN AVENUE
         JERSEY CITY, NEW JERSEY                                07306-4204
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (201) 420-2796

           Securities registered pursuant to section 12(b) of the Act:

                                                    Name of each exchange
          Title of each class                       on which registered
          -------------------                       -------------------
      Common Stock, $1 par value                   American Stock Exchange

           Securities registered pursuant to section 12(g) of the Act:

                                      None
                              ---------------------
                              (Title of each class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         Yes        No   x
             -----     -----

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was $22,039,000.

The number of shares outstanding of each of the registrant's $1 par value common stock, as of March 21, 2005 was 7,780,230.

                       DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders (Part
III).

                           WILSHIRE ENTERPRISES, INC.
                                      INDEX


                                                                                            Page No.
                                                                                            --------
Part I

Item 1.           Business                                                                        4
Item 2.           Properties                                                                      8
Item 3.           Legal Proceedings                                                              10
Item 4.           Submission of Matters to a Vote of Security Holders                            10
Item 4A.          Executive Officers of the Registrant                                           11

Part II

Item 5.           Market for Registrant's Common Equity, Related Stockholder
                  Matters and Issuer Purchases of Equity Securities                              12
Item 6.           Selected Financial Data                                                        13
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                                       15
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                     30
Item 8.           Financial Statements and Supplementary Data                                    32
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                       58
Item 9A.          Controls and Procedures                                                        59
Item 9B.          Other Information                                                              59

Part III

Item 10.          Directors and Executive Officers of the Registrant                             60
Item 11.          Executive Compensation                                                         60
Item 12.          Security Ownership of Certain Beneficial Owners and Management
                  and Related Stockholder Matters                                                60
Item 13.          Certain Relationships and Related Transactions                                 60
Item 14.          Principal Accountant Fees and Services                                         60

Part IV

Item 15.          Exhibits and Financial Statement Schedules                                     61
                  Signatures                                                                     66


                                     PART I

ITEM 1. BUSINESS

This report contains "forward-looking statements" within the meaning of the federal securities laws. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes could vary materially from those indicated. We have made forward-looking statements in Items 1, 2, 5, 7 and 7A of this report. See "Disclosure Regarding Forward-Looking Statements" at the end of Item 7 for a description of some of the important factors that may affect actual outcomes.

Background

Wilshire Enterprises, Inc. ("Wilshire" or the "Company") is a Delaware corporation founded on December 7, 1951. The Company changed its name from Wilshire Oil Company of Texas to its current name on June 30, 2003. As of the date of filing this report, the Company's principal executive offices are located at 921 Bergen Avenue, Jersey City, New Jersey 07306, (201) 420-2796. The Company has signed a lease and expects to relocate its corporate offices in May 2005 to One Gateway Center, Newark, New Jersey 07102. Wilshire maintains a website at www.wilshireenterprisesinc.com.

Wilshire is principally engaged in acquiring, owning and managing real estate properties. As further described below, the Company currently owns multi-family properties, office space, retail space, and land located in the states of Arizona, Texas, Florida, Georgia and New Jersey.

In July 2003 the Company committed to the sale of its oil and gas operations and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds to maximize shareholder value. As of June 2004, the Company had completed its divestiture of its oil and gas operations receiving gross proceeds of $28.1 million. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

As part of its efforts to maximize shareholder value, effective July 2004 the Company employed a new senior management team with Daniel C. Pryor as President & Chief Operating Officer and Seth H. Ugelow as Chief Financial Officer. The new senior management team reports to Sherry Wilzig Izak, Chairman & Chief Executive Officer.

The Company remains committed to maximizing shareholder value and is continually exploring all possible alternatives to accomplish this goal. The Company remains receptive to negotiating acceptable bids to sell the entire Company, while at the same time is prepared to pursue the expansion of its real estate portfolio by completing corporate mergers or acquisitions regardless if Wilshire is the acquirer or acquiree and by investing in real estate properties or securities. In the interim, the Company's goal is to increase the value of its real estate portfolio by implementing improvements to its existing properties and completing the opportunistic divestiture of select real estate assets. The Company cannot assure investors of any actions or of the timing of potential actions.

REAL ESTATE OPERATIONS

Wilshire is engaged principally in acquiring, owning and managing real estate properties. As of December 31, 2004, Wilshire owned the properties described below:

CORE OPERATING ASSETS. Wilshire has identified certain of its properties that it believes to be well situated in their respective markets and have attractive cash flow or valuation characteristics. These include:


Name                            City                State    Asset Class               Size
----                            ----                -----    -----------               ----
Alpine Village                  Sussex              NJ       Apartments                132 units
Biltmore Club (a)               Phoenix             AZ       Apartments                378 units
Summercreek                     San Antonio         TX       Apartments                180 units
Sunrise Ridge                   Tucson              AZ       Apartments                340 units
Van Buren                       Tucson              AZ       Apartments                70 units
Wellington                      San Antonio         TX       Apartments                228 units

Galsworthy Arms (b)             Long Branch         NJ       Condominiums              45 units
Jefferson Gardens               Jefferson           NJ       Condominiums              20 units

Royal Mall Plaza                Mesa                AZ       Office & retail           66,552 SF
Tamarac Office Plaza            Tamarac             FL       Office                    26,990 SF
Tempe Corporate                 Tempe               AZ       Office                    50,700 SF


(a) The Company entered into an agreement to sell Biltmore Club for $21.0 million on February 2, 2005. This action has caused the Company to classify this asset as discontinued. See Note 11 to the Consolidated Financial Statements in
Item 8 of this Annual Report on Form 10-K.

(b) The Company sold one 2-bedroom unit on January 26, 2005.

OTHER ASSETS. The Company has other assets that currently do not generate the cash flow typically expected by the Company. These include:

Name                            City                     State   Asset Class                Size
----                            ----                     -----   -----------                ----
Amboy Tower (a)                 Perth Amboy              NJ      Office & Retail            75,000 SF

Twelve Oaks (a)(d)              Atlanta                  GA      Apartments                 72

Wilshire Grand Hotel &                                                                      89 rooms;
Banquet Facility                West Orange              NJ      Triple Net Lease (b)       50,000 SF
Rutherford Bank                 Rutherford               NJ      Triple Net Lease (b)       0.1727 acres

Alpine Village (c)              Sussex                   NJ      Land                       0.51 acres
Alpine Village (c)              Wantage                  NJ      Land                       17.32 acres
Lake Hopatcong (a)              Lake Hopatcong           NJ      Land                       1.8 acres
West Orange (a)                 West Orange              NJ      Land                       0.6 acre


(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(b) Wilshire leases the land and improvements to others on a triple net lease basis.
(c) Alpine Village land parcels are adjacent to the Alpine Village Apartments listed as a Core Operating Asset.
(d) The Company entered into an agreement on March 23, 2005 to sell Twelve Oaks for $1.7 million, net of expenses. See Note 11 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

In addition, the Company held a mortgage receivable with a gross carrying value of $1,165,000 and unearned income of $727,000 as of December 31, 2004. Security for the mortgage was a first lien on in excess of 100 condominium units in two contiguous buildings located in Jersey City, New Jersey. On February 22, 2005, the Company entered into an agreement with the mortgagee to settle and satisfy the mortgage for $1,100,000, which was paid to the Company during the first quarter of 2005. (See Note 11 to the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.)

BUSINESS STRATEGY

Wilshire's principal investment objective is to increase the net asset value of its investment portfolio through effective management, growth, financing and investment strategies. Wilshire is currently focused on optimizing the valuation potential and cash flow from its Core Operating Assets and repositioning or selling its Other Assets. The Company is also focused on increasing long-term growth in cash and cash equivalents generated from operations and cash and cash equivalents available for distribution per share. The Company does not currently pay a dividend.

Wilshire believes that it is part of its ongoing business strategy to initiate or entertain corporate transaction discussions, such as acquiring other companies for cash and/or stock or selling/merging the Company for cash and/or stock.

The Company also intends to selectively acquire assets that offer attractive financial returns. In general, it seeks multifamily properties with 200 units or more in geographic regions in which the Company or its contracted property management company (see below) has operations. However, the Company is actively evaluating other asset classes such as office buildings, retail centers and real estate securities and other geographic regions and may invest in one or more of these asset classes in lieu of a multifamily property.

ACQUISITION OF ASSETS

Wilshire did not acquire any real estate properties in 2004.

DIVESTITURE OF ASSETS

The Company divested of the following real estate properties in 2004.



                                                                                                 Taxes
Name (State)                                                      Net Book         Mortgage    Payable on
(asset class)                   Date Sold     Selling Price         Value           Value        Sale        Net Proceeds (a)
-------------                   ---------     -------------       --------         --------    ----------    ----------------
Jersey City (NJ) (13
residential properties)           Various       $14,750,000     $8,925,000      $3,870,000     $2,332,000       $8,427,000
Montville (NJ) (land)             8/26/04        $1,000,000       $629,000            $-0-       $142,000         $833,000
Jefferson Gardens (NJ)
(1-bedroom condominium)           9/27/04          $140,000        $36,000         $75,000        $38,000          $17,000  (b)
Jefferson Gardens (NJ)
(1-bedroom condominium)          10/18/04          $136,000        $39,000        $126,000        $35,000         $(25,000) (b)
Schalk Station (NJ)
(land)                           12/22/04        $3,950,000     $3,072,000            $-0-       $335,000       $3,557,000


(a) Net proceeds = selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.
(b) At the time of sale, the Company elected to repay a larger portion of the underlying mortgage for Jefferson Gardens than required. If a pro-rata amount of the mortgage had been repaid, the Company would have realized net proceeds of approximately $65,000 on the September 27, 2004 sale and approximately $64,000 on the October 18, 2004 sale.

The Company divested or entered into an agreement to sell the following real estate properties and securities in 2005.


                                                                                                 Taxes
Name (State)                                                      Net Book         Mortgage    Payable on
(asset class)                   Date Sold     Selling Price         Value           Value        Sale        Net Proceeds (a)
-------------                   ---------     -------------       --------         --------    ----------    ----------------
Biltmore Club (b)                12/23/05       $20,956,000     $4,152,000      $9,103,000     $5,900,000    $10,000,000
Galsworthy Arms (NJ)
(2-bedroom condominium)           1/26/05          $269,500        $57,000        $251,000        $79,000       $(79,000) (c)
Mortgage Receivable (d)           3/23/05        $1,100,000       $438,000            $-0-       $276,000       $824,000
Twelve Oaks (e)                   3/23/05        $1,725,000       $939,000      $1,609,000       $240,000      $(230,000)


(a) Net proceeds = selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

(b) The Company has entered into a definitive agreement to sell the asset with the closing date scheduled for no later than December 23, 2005.

(c) At the time of sale, the Company elected to repay a larger portion of the underlying mortgage for Galsworthy Arms than required. If a pro-rata amount of the mortgage had been repaid, the Company would have realized net proceeds of approximately $136,000 on the sale.

(d) The Company has entered into a definitive agreement to sell the asset and the selling price was received during the first quarter of 2005.

(e) The Company has entered into a definitive agreement to sell the asset with the closing date scheduled as soon as practicable from the March 23, 2005 signing of the contract.

EMPLOYEES

As of December 31, 2004, the Company had a total of six full-time employees in its corporate office. Wilshire also employed two employees to manage its real estate assets in New Jersey and two part-time consultants who were previously employees of the Company to assist as needed in financial reporting.

PROPERTY MANAGEMENT

Wilshire contracts with a property management company (the "PMC") located in Phoenix, Arizona to assist in the management of the Company's properties including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire's properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company's New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions but not regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2004 the PMC employed 259 full time and 32 part time people and managed property on behalf of Wilshire and others in the states of Arizona, New Mexico, Colorado, Texas, Florida and Georgia. The PMC does not currently own real estate assets for its own investment purposes. In 2004, Wilshire accounted for approximately 18% of PMC's total revenues and was its largest customer.

INSURANCE

The Company carries comprehensive property, general liability, fire, extended coverage and rental loss insurance on all of its existing properties, with policy specifications, insured limits and deductibles customarily carried for similar properties. The Terrorism Risk Insurance Act of 2002 was signed into law on November 26, 2002. The law provides that losses resulting from certified acts of terrorism will be partially reimbursed by the United States after the insurance company providing coverage pays a statutory deductible amount. The law also requires that the insurance company offer coverage for terrorist acts for an additional premium. We accepted the offer to include this coverage in our property and casualty policies.

We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from acts of war) that are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind could materially adversely affect us.

COMPETITION

All of the properties owned by the Company are in areas where there is substantial competition with other multifamily properties, with single-family housing that is either owned or leased by potential tenants and with other commercial properties. The principal method of competition is to offer competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may also offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering properties in attractive locations and providing residential and commercial tenants with amenities such as covered parking, recreational facilities, garages and pleasant landscaping. The Company intends to continue upgrading and improving the physical condition of its existing properties and will consider selling existing properties, which the Company believes have realized their potential, and re-investing in properties that may require renovation but that offer greater appreciation potential.

ENVIRONMENTAL MATTERS

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof. No assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company's operations.

INVESTMENT IN MARKETABLE SECURITIES

The Company holds investments in certain marketable securities. From time to time, the Company buys and sells securities in the open market. The Company's investments in marketable securities are accounted for as securities available for sale.

ITEM 2. PROPERTIES

The executive and administrative office of the Company consists of approximately 2,000 square feet, located at 921 Bergen Avenue, Jersey City, New Jersey. Wilshire leased this office on a month-to-month basis at a monthly rental of $2,683. In December 2004, the 921 Bergen Avenue building was sold by a major bank and the new owner increased the monthly rental to $5,350 in January 2005. The Company expects to relocate its corporate offices to newly leased space in April 2005.

The Company maintained its principal office for its now discontinued United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet on a month-to-month basis, at a monthly cost of $2,345. With the sale in April 2004 of the United States oil and gas assets, this lease was terminated in June 2004.

The Company's Canadian subsidiary maintained an exploration office in Calgary, Alberta, Canada. The Company leased 1,583 square feet on a month-to-month basis at a monthly rental of $3,408 Canadian. With the sale of the Canadian oil and gas assets in April 2004, this lease was terminated in April 2004.

The following table provides summary information regarding the Company's apartment properties and condominium properties.

                                                                       Apartment Unit Type
                                                           ---------------------------------------------
                                      Date       No. of       Studio /                                              Rentable
Name (State)                        Acquired      Units    Efficiencies    1 BR      2 BR       3 BR      Acreage    Sq. Ft.
------------                        --------      -----    ------------    ----      ----       ----      -------    -------
      APARTMENTS:
Alpine Village (NJ)                 10/29/95        132              -       48        84          -       13.73     101,724
Biltmore Club (AZ) (a)(b)           10/23/97        378            192      186         -          -        8.08     193,716
Summercreek (TX)                     3/29/01        180              -       84        96          -        8.17     142,452
Sunrise Ridge (AZ)                  10/24/97        340              -      144       196          -       17.73     291,674
Twelve Oaks (GA) (b)                 4/10/96         72              -        -        42         30       10.04      91,404
Van Buren (AZ)                       6/11/98         70              -       42        28          -        1.41      81,404
Wellington (TX)                      7/30/98        228             24       60       116         28        8.69     214,744
     CONDOMINIUMS:
Galsworthy Arms (c)                  3/31/94         45              -       31        14          -           -      38,026
Jefferson Gardens (d)                3/31/94         20              -       16         4          -           -      15,843


(a) The Company has entered into a definitive agreement to sell the property in February 2005 for $21.0 million.

(b) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(c) Galsworthy Arms has a total of 64 units, 44 one bedroom and 20 two bedroom.

(d) Jefferson Gardens has a total of 50 units, 34 one bedroom and 16 two bedroom.

The following table provides summary information regarding the Company's commercial properties.


Name (State)                                             Date Acquired            Rentable Sq. Ft.         Acreage
------------                                             -------------            ----------------         -------
     OFFICE & RETAIL:
Amboy Tower (NJ) (a)                                             3/31/98                    75,000
Royal Mall Plaza (AZ)                                            3/31/94                    66,552
Tamarac Office Plaza (FL)                                       12/31/92                    26,990
Tempe Corporate (AZ)                                            12/31/92                    50,700
     TRIPLE NET LEASE:
Rutherford Bank (NJ)                                             3/31/94                         -            0.17
Wilshire Grand Hotel & Banquet Facility (NJ)                    12/31/97    89 hotel rooms; 50,000           12.29
                                                                               SF banquet facility
     LAND:
Alpine Village , Sussex (NJ)                                    10/28/98                         -            0.51
Alpine Village , Wantage (NJ)                                    2/16/01                         -           17.32
Lake Hopatcong (NJ) (a)                                          3/31/94                         -            1.81
West Orange (NJ) (a)                                             3/31/94                         -            0.60


(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The following table provides summary financial information for the Company's properties that are not carried as discontinued operations. Discontinued operations contain properties that either are under contracts for sale or the Company has identified as properties potentially for sale depending on market conditions including Biltmore Club (AZ), Twelve Oaks (GA), Amboy Tower (NJ) and the West Orange and Lake Hopatcong New Jersey land parcels.


                                               As of 12/31/04                         For the Year 2004
                                         ----------------------------    --------------------------------------------
                                                                            Net
                                           Net Book       Mortgage       Operating        Interest          Capital
Name (State)                                 Value        Principal        Income         Expense        Expenditures
------------                             -----------     -----------     ----------       --------       ------------
APARTMENTS:
Alpine Village (NJ)                      $ 3,465,000     $ 4,889,000       $536,000        $297,000        $  85,000
Summercreek (TX)                           5,328,000       4,117,000        443,000         310,000          207,000
Sunrise Ridge (AZ)                         5,651,000      10,463,000      1,139,000         627,000          258,000
Van Buren (AZ)                             1,792,000       2,054,000        229,000         130,000          126,000
Wellington (TX)                            3,974,000       4,303,000        543,000         265,000          257,000
     CONDOMINIUMS:
Galsworthy Arms                            2,130,000       1,544,000        169,000          98,000          424,000
Jefferson Gardens                            750,000         403,000         60,000          36,000           13,000
     OFFICE & RETAIL:
Royal Mall Plaza (AZ)                      1,408,000               -        442,000               -           50,000
Tamarac Office Plaza (FL)                    775,000         608,000        136,000          39,000            4,000
Tempe Corporate (AZ)                       2,548,000       3,887,000        337,000         261,000          278,000
     TRIPLE NET LEASE:
Wilshire Grand Hotel  (NJ)                 4,868,000       3,421,000         63,000         224,000                -
Rutherford Bank (NJ)                         604,000         463,000        110,000          33,000                -
                                         -----------     -----------     ----------       --------       ------------
Total:                                   $33,293,000     $36,152,000     $4,207,000      $2,320,000       $1,702,000
                                         ===========     ===========     ==========      ==========       ==========


ITEM 3. LEGAL PROCEEDINGS

At December 31, 2004, the Company was not a party to any actions or proceedings which management believes are reasonable likely to have a material adverse effect upon the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

ITEM 4A  EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

                                                Officer of
                                                The Company                Position with the Company
Name and Age                                      Since                     and Business Experience

S. Wilzig Izak, Age 46                            1987            Chairman  of  the  Board  of  the   Company   since
                                                                  September 20, 1990;  Chief Executive  Officer since
                                                                  May 1991;  Executive  Vice  President  (1987-1990);
                                                                  prior thereto, Senior Vice President

Daniel C. Pryor, Age 44                        June, 2004         President  and  Chief  Operating   Officer  of  the
                                                                  Company  since June 2004;  Investment  Banker  from
                                                                  1993 - 2004  including  at  D&T  Corporate  Finance
                                                                  (2001 - 2004),  Lehman Brothers (1999 - 2001),  and
                                                                  Salomon  Smith  Barney  (Citigroup)  (1993 - 1999);
                                                                  developer,  property  manager  and  investor in the
                                                                  real estate industry (1985 - 1991)

Seth H. Ugelow, Age 52                         June, 2004         Chief  Financial  Officer of the Company since June
                                                                  2004;  Senior Vice  President and Controller of The
                                                                  Trust  Company of New Jersey  (January  2003 - June
                                                                  2004);  Consultant (June 2002 - January 2003); Vice
                                                                  President  and  Head of  Accounting  at The Bank of
                                                                  Tokyo-Mitsubishi  (New York  Office)  (June  2001 -
                                                                  June  2002);   Vice  President  and  Controller  of
                                                                  Credit Agricole  Indosuez (New York Office ) (April
                                                                  1995 - June 2001)

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company's common stock for the quarters indicated during the years ended December 31, 2004 and 2003:

                                 Quarter 1                Quarter 2                Quarter 3                Quarter 4
                             ---------------------    --------------------      -------------------     ---------------------
                             High    -    Low         High     -   Low          High     -  Low         High     -   Low
                             -------      --------   --------     -------      --------    -------     --------     --------

2004                      $  6.80    -    5.25     $  5.86     -   4.61    $    5.30     -  4.90    $   7.60     -   5.00
2003                         4.00    -    3.51        5.00     -   3.37         5.95     -  4.50        7.09     -   5.31



As of March 21, 2005, there were 4,480 common shareholders of record.

The Company has not paid any dividends to shareholders during the past two years. Based on a primary objective of increasing shareholder value, the Board of Directors will consider the payment of dividends from time to time in the future based on the Company's capital requirements and results of operations.

In June 2004, the Company's Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker's commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company.

The following table presents the total share repurchase activity under the Board's authorization. No repurchase activity took place from the date of the announcement of the Board's authorization through June 30, 2004. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued.


                                                                        (c) Total number of
                                                                        shares (or units)        (d) Maximum number (or approximate
                              (a) Total number of    (b) Average        purchased as part of      dollar value) of shares (or units)
                              of shares (or units)  price paid per      publicly announced         that may yet be purchased
Period                             purchased        share (or unit)     plans or programs         under the plans or programs
------                             ---------        ---------------     -----------------         ----------------------------------

July 1 - 31, 2004                     2,080             $5.03                   2,080             997,920 common shares
August 1 - 31, 2004                  18,029             $5.08                  18,029             979,891 common shares
September 1 - 30, 2004               10,322             $5.08                  10,322             969,569 common shares
October 1 - 31, 2004                  6,600             $5.14                   6,600             962,969 common shares
November 1 - 30, 2004                   400             $6.09                     400             962,569 common shares
December 1 - 31, 2004                 1,047             $6.84                   1,047             961,522 common shares


EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2004 with respect to shares of the Company's common stock that may be issued under the Company's existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company's shareholders.

                                                                                                               (c)
                                                                                                             Number of
                                                        (a)                       (b)                       Securities
                                                     Number of                  Weighted                Remaining Available
                                                  Securities To Be          Average Exercise            For Future Issuance
                                                    Issued Upon                 Price Of                    Under Equity
                                                    Exercise Of                Outstanding               Compensation Plans
                                                    Outstanding                 Options,                    (Excluding)
                                                 Options, Warrants            Warrants and              Securities Reflected
Plan Category                                        and Rights                  Rights                    In Column (a))
--------------------                            ---------------------     ----------------------     ---------------------------

Equity compensation plans approved by
security holders                                      457,460                      $3.81                         695,471

Equity compensation plans not approved by
security holders                                            -                          -                               -
                                                      -------                      -----                         -------

Total                                                 457,460                      $3.81                         695,471
                                                      =======                      =====                         =======


ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial data for the Company for each of the five
(5) fiscal years in the period ended December 31, 2004 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP Independent Registered Public Accounting Firm for Wilshire has reported upon the consolidated financial statements as of and for the year ended December 31, 2004. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been reported upon by Ernst & Young LLP, Independent Registered Public Accounting Firm. Ernst & Young LLP, Independent Registered Public Accounting Firm has also reported upon the consolidated statements of income, cash flows and changes in stockholders' equity for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 and the consolidated financial statements as of and for the year ended December 31, 2000 have been reported upon by Arthur Andersen LLP.

The following table sets forth the Company's selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.

                                                                              As of December 31
                                            ---------------------------------------------------------------------------------------
                                                 2004               2003              2002               2001              2000
                                                 ----               ----              ----               ----              ----
                                                               (In thousands of dollars except per share amounts)
BALANCE SHEET DATA AT YEAR-END:
Total assets                                     $87,553           $98,997            $107,920          $107,903           $98,541
Long-term debt                                    46,855            58,494              65,706            67,948            61,543
Stockholders' equity                              29,111            24,527              24,239            23,693            21,428

Weighted average shares outstanding:
Basic                                              7,796             7,810               7,832             7,914             8,161
Diluted                                            7,955             7,930               7,832             7,914             8,161

                                                                       For the Year Ended December 31,
                                            ---------------------------------------------------------------------------------------
                                                    2004              2003                2002              2001              2000
                                                    ----              ----                ----              ----              ----
                                                               (In thousands of dollars except per share amounts)
INCOME STATEMENT DATA:
Revenues                                        $  9,706          $  9,257           $   9,143         $   8,413          $  7,434
                                               ---------         ---------          ----------        ----------        ----------

Costs and expenses:
Operating expenses                                 5,499             5,453               5,260             4,559             3,878
Depreciation                                       1,673             1,647               1,541             1,320             1,271
General and administrative                         2,143             2,349               2,131             1,690             1,689
                                               ---------         ---------          ----------        ----------        ----------
Total costs and expenses                           9,315             9,449               8,932             7,569             6,838
                                               ---------         ---------          ----------        ----------        ----------

Dividend and interest income                         685               743                 877               867                 -
Sale of marketable securities                          -             2,621                 711           (1,684)                 -
Life insurance proceeds                                -             1,000                   -                 -                 -
Other income                                         629               232                 540                87               192

Interest  expense  including  amortization
of deferred financing costs                      (2,343)           (3,408)             (2,226)           (2,995)           (1,729)
                                               ---------         ---------          ----------        ----------        ----------

Income (loss) before provision for taxes           (638)               996                 113           (2,881)             (941)
Income taxes                                       (221)             (107)                (47)           (1,129)             (350)
                                               ---------         ---------          ----------        ----------        ----------

Income (loss) from continuing operations           (417)             1,103                 160           (1,752)             (591)

Discontinued operations - real estate              3,766               702                (92)               363             (579)
Discontinued operations - oil & gas                (711)           (3,178)               1,008             1,841             2,394
                                               ---------         ---------          ----------        ----------        ----------

Net income (loss)                                $ 2,638          $(1,373)            $  1,076        $      452          $  1,224
                                               =========         =========          ==========        ==========        ==========

Basic earnings (loss) per share:
Continuing operations                            $(0.05)             $0.14               $0.02           $(0.22)           $(0.07)
Discontinued operations                             0.39            (0.32)                0.12              0.28              0.22
                                               ---------         ---------          ----------        ----------        ----------
Net income (loss) per share                        $0.34           $(0.18)               $0.14             $0.06             $0.15
                                               =========         =========          ==========        ==========        ==========

Diluted earnings (loss) per share:
Continuing operations                            $(0.05)             $0.14               $0.02           $(0.22)           $(0.07)
Discontinued operations                             0.38            (0.32)                0.12              0.28              0.22
                                               ---------         ---------          ----------        ----------        ----------
Net income (loss) per share                      $  0.33           $(0.18)               $0.14           $  0.06            $ 0.15
                                               =========         =========          ==========        ==========        ==========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Wilshire's business has been comprised of three sets of activities - the real estate business, the oil and gas business (which was sold in April 2004) and corporate.

The real estate business consists of residential and commercial properties in Arizona, Florida, Georgia, New Jersey and Texas. Within this portfolio of properties, certain properties have been designated as being held for sale and have been classified as discontinued operations. The following discussion takes an income statement approach and discusses the results of operations first for the properties comprising "continuing operations" and then discusses the discontinued operations.

The assets comprising Wilshire's oil and gas business were sold in April 2004, effective March 1, 2004. Oil and gas operations for all periods presented in this report have been classified as discontinued operations.

Corporate activities include investments in marketable securities, management of Wilshire's short-term cash positions and administrative functions.

All three activities are reviewed and analyzed in the following discussion, which should be read in conjunction with the financial statements and notes contained in Item 8 of this Form 10-K. Certain statements in this discussion may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Wilshire's current expectations regarding future results of operations, economic performance, financial condition and achievements of Wilshire, and do not relate strictly to historical or current facts. Wilshire has tried, wherever possible, to identify these forward looking statements by using words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or words of similar meaning. Although Wilshire believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability of prospective tenants, lease rents and the availability of financing; adverse changes in Wilshire's real estate markets, including among other things, competition with other real estate owners, risks of real estate development and acquisitions; governmental actions and initiatives; and environmental / safety requirements.

CRITICAL ACCOUNTING POLICIES

Pursuant to the Securities and Exchange Commission ("SEC") disclosure guidance for "Critical Accounting Policies," the SEC defines Critical Accounting Policies as those that require the application of Management's most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

Wilshire's discussion and analysis of its financial condition and results of operations are based upon Wilshire's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Wilshire to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Wilshire bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

IMPAIRMENT OF PROPERTY AND EQUIPMENT

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2004 and 2003 that the value of any of its properties is impaired.

REVENUE RECOGNITION

Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenants. For commercial properties, rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. For residential properties where lease agreements are almost exclusively for one- year terms, rental revenue is recognized in accordance with the contractual terms of the underlying leases. The Company follows a policy of aggressively pursuing its rental tenants to ensure timely payment of amounts due. When a tenant becomes 30 days in arrears on paying rent, the amount is written-off and turned over to a collection agency for action. Accordingly, no allowance for uncollectible accounts is maintained for the Company's real estate tenants.

An allowance for uncollectible accounts was maintained based on the Company's estimate of the inability of its joint interest partners in the oil and gas division to make required payments. With the sale of the oil and gas division, the Company no longer maintains an allowance for uncollectible accounts.

FOREIGN OPERATIONS

The assets and liabilities of Wilshire's Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses is included as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment.

As a result of the sale of the Canadian oil and gas assets in 2004 and the anticipated distribution of net proceeds to the United States parent company in 2005, Wilshire has provided $2.1 million of United States taxes and $900,000 of Canadian taxes that are expected to be incurred upon such remittance. See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

STOCK-BASED COMPENSATION

Wilshire follows the disclosure-only provisions of SFAS 123 and SFAS 148. The provisions of SFAS 123R will be adopted commencing January 1, 2006.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, " Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29." SFAS 153 amends Opinion 29 to eliminate the exception for non monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of the provisions of SFAS 153 is not expected to have a material impact on the Company's consolidated financial condition.

In December 2004, the FASB issued SFAS No. 123R, "Accounting for Stock-Based Compensation." SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective for Wilshire as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The adoption of this new accounting pronouncement is not expected to have a material impact on Wilshire's consolidated financial statements.

In December 2003, the FASB issued revised Financial Accounting Interpretation ("FIN") 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or "VIEs"). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 31, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). As of December 31, 2004, the Company does not have any variable interest entities that fall within the provisions of FIN 46(R).

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify financial instruments that are within its scope as a liability. Many of those instruments were classified as equity under previous guidance. Most of the guidance in SFAS 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. As of December 31, 2004, the Company did not have any financial instruments outstanding that were within the scope of Statement No. 150.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The adoption of the provisions of SFAS 149 did not have any impact on Wilshire's consolidated financial statements.

RESULTS OF OPERATIONS

The following table presents the increases (decreases) in each major statement of income category for the year ended December 31, 2004 ("2004") compared with the year ended December 31, 2003 ("2003") and 2003 compared with the year ended December 31, 2002 ("2002").

                                                  INCREASE (DECREASE) IN CONSOLIDATED STATEMENTS OF INCOME CATEGORIES FOR THE
                                                  PERIODS:
                                                             2004 v. 2003                             2003 v. 2002
                                                  ------------------------------------   ----------------------------------------
                                                       Amount ($)          %             Amount ($)                %
                                                       ----------          -             ----------                -

REVENUES                                               $  449,000        4.9  %               $  114,000         1.2  %
                                                       ----------                             ----------
COSTS AND EXPENSES
      Operating expenses                                   46,000        0.8                     193,000         3.7
      Depreciation expense                                 26,000        1.6                     106,000         6.9
      General and administrative                        (206,000)      (8.8)                     218,000        10.2
                                                        ---------                        ---------------
         Total costs and expenses                       (134,000)      (1.4)                     517,000         5.8
                                                        ---------                        ---------------
INCOME (LOSS) FROM OPERATIONS                             583,000      303.6                   (403,000)     (191.0)
OTHER INCOME
      Dividend and interest income                       (58,000)      (7.8)                   (134,000)      (15.3)
      Gain on sale of marketable securities           (2,621,000)    (100.0)                   1,910,000       268.6
      Insurance proceeds                              (1,000,000)    (100.0)                   1,000,000       100.0
      Other income                                        397,000      171.1                   (308,000)      (57.0)
INTEREST EXPENSE                                      (1,065,000)     (31.3)                   1,182,000        53.1
                                                      -----------                        ---------------
         INCOME (LOSS) BEFORE PROVISION FOR
         INCOME TAXES                                 (1,634,000)    (164.1)                     883,000       781.4
INCOME TAX EXPENSE (BENEFIT)                              114,000      106.5                      60,000      (127.7)
                                                      -----------                        ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS              (1,520,000)    (137.8)                     943,000       589.4
                                                      -----------                        ---------------
DISCONTINUED OPERATIONS - REAL ESTATE, NET OF
TAXES
      LOSS FROM OPERATIONS                               (89,000)     (23.5)                   (137,000)      (56.6)
      GAIN FROM SALES                                   2,975,000      275.2                     931,000       620.7
DISCONTINUED OPERATIONS - OIL & GAS, NET OF
TAXES
      INCOME (LOSS) FROM OPERATIONS                     1,900,000       59.8                 (4,186,000)    (415.3.)
      GAIN FROM SALES                                     567,000      100.0                          -          (A)
                                                       ----------                        ---------------
NET INCOME (LOSS)                                      $4,011,000      292.1                $(2,449,000)     (227.6)
                                                       ==========                        ===============
BASIC EARNINGS (LOSS) PER SHARE:
      Income (loss) from continuing operations            $(0.19)    (135.7)                     $  0.12       600.0
      Income (loss) from discontinued operations            0.71       229.0                      (0.44)      (366.7)
                                                          ------                                 ------
      Net income (loss) applicable to common
      stockholders                                        $  0.52      288.9                     $(0.32)        228.6
                                                          =======                                =======

DILUTED EARNINGS (LOSS) PER SHARE:
      Income (loss) from continuing operations            $(0.19)    (135.7)                     $  0.12       600.0
      Income from discontinued operations                    0.70      218.8                      (0.44)     (366.7)
                                                          -------                                -------
      Net income (loss) applicable to common
      stockholders                                        $  0.51      283.3                     $(0.32)     (228.6)
                                                          =======                                =======

(A) There was no gain from the sale of the oil and gas business in either 2003 or 2002.

RESULTS OF OPERATIONS - 2004 V. 2003

OVERVIEW

Net income for 2004 amounted to $2,638,000 or $0.33 per diluted share, an improvement of $4,011,000 from the net loss of $1,373,000 or $0.18 per diluted share reported for 2003. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company's oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

CONTINUING OPERATIONS:

Loss from continuing operations was $417,000 in 2004 compared with income of $1,103,000 in 2003. Results per diluted share from continuing operations amounted to $(0.05) in 2004 and $0.14 in 2003. The 2003 period included $1,550,000 of after tax ($2,621,000 before taxes) gains on the sale of marketable securities and $1,000,000 after tax income from death benefits received from an insurance policy on the life of the Company's former Senior Consultant. Without these two special transactions, the Company would have incurred a loss from continuing operations of $1,447,000 in 2003.

Reported income from continuing operations in 2004 compared with 2003 reflects a higher level of income from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses), a lower level of interest expense and an increased income tax benefit, that was offset by lower other income. These factors are discussed below.

SEGMENT INFORMATION

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire's real estate segments in continuing operations.


                       Residential Real Estate                 Commercial Real Estate                           Total
                  ----------------------------------       -------------------------------          -------------------------------
                        Year ended          Increase           Year ended         Increase           Year ended            Increase
                       December 31        (Decrease)          December 31       (Decrease)          December 31          (Decrease)
                       -----------        ----------          -----------       ----------          -----------          ----------
                   2004       2003          $      %       2004      2003         $      %     2004        2003           $       %
                   ----       ----          -      -       ----      ----         -      -     ----        ----           -       -
                        (In 000s of $)                         (In 000s of $)                        (In 000s of $)
Rental income    $6,920     $6,839        $81    1.2     $2,179    $1,908      $271   14.2   $9,099      $8,747        $352     4.0
Tenant fees           5          1          4      -          6         3         3  100.0       11           4           7       -
Vending
income               75         62         13   21.0          -         -         -      -       75          62          13    21.0
Other               456        411         45   10.9         65        33        32   97.0      521         444          77    17.3
                 ------     ------      -----            ------    ------      ----          ------     -------        ----
Total
revenues          7,456      7,313        143    2.0      2,250     1,944       306   15.7    9,706       9,257         449     4.9
Operating
expenses          4,337      4,405       (68)   (1.5)     1,162     1,048       114   10.9    5,499       5,453          46     0.8
                 ------     ------      -----            ------    ------      ----          ------     -------        ----
Net
operating
income           $3,119     $2,908       $211    7.3     $1,088    $  896      $192   21.4   $4,207      $3,804        $403    10.6
                 ======     ======       ====  =====     ======    ======      ====   ====   ======      ======        ====    ====
Average
occupancy %        91.2       91.6                         60.5      55.7                      84.1        84.1


Reconciliation to consolidated income (loss) from continuing operations:
Net operating income                                                                           $4,207      $3,804
Depreciation expense                                                                           (1,673)     (1,647)
General and administrative expenses                                                            (2,143)     (2,349)
Other income                                                                                    1,314       4,596
Interest expense                                                                               (2,343)     (3,408)
Income tax benefit                                                                                221         107
                                                                                               ------      ------
Income (loss) from continuing operations                                                       $ (417)     $1,103
                                                                                               ======      ======

The above table details the comparative net operating income ("NOI") for Wilshire's residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property's contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company's performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

RESIDENTIAL SEGMENT

During 2004 revenues increased $143,000 or 2.0% to $7,456,000 and NOI increased $211,000 or 7.3% to $3,119,000. Wilshire's properties in Texas (Summercreek and Wellington) contributed NOI increases of $212,000, while the Arizona properties (Sunrise Ridge and Van Buren) contributed NOI increases of $59,000. The New Jersey properties (Alpine Village, Galsworthy Arms and Jefferson Gardens) had a NOI decrease of $60,000. These results are partially reflective of the relative strengths of the rental markets in these areas. In addition, the condominiums owned by Wilshire at Galsworthy Arms were intentionally left vacant for portions of 2004 so that upgrades, repairs and maintenance work could be performed. Similarly, condominium units at Jefferson Gardens were intentionally left vacant while the Company evaluated the sale of these units.

In addition to the work Wilshire is undertaking in the units that it owns at Galsworthy Arms, the condominium association, in which Wilshire is the majority owner, has commenced work to upgrade the common areas of the Galsworthy Arms complex, including the parking lot, awnings, doorways, lighting and landscaping. During 2004, Wilshire has paid to the association a special assessment of $315,000 for its share of these improvements. The Company believes these expenditures will strengthen the competitive position of the property and potentially enhance the value of the condominiums.

COMMERCIAL SEGMENT

During 2004 revenues increased $306,000 or 15.7% to $2,250,000 and NOI increased $192,000 or 21.4% to $1,088,000. The primary factor in the increased NOI was the Wilshire Grand Hotel where increased rental income in 2004 resulted in a $175,000 improvement in NOI. This improvement was partly offset by a decline in NOI at Tempe Corporate Center which experienced lower rental income in 2004 due to tenants moving out not being replaced and higher operating costs.

During the second half of 2004, and continuing into 2005, the Company has undertaken a program to upgrade the common areas of the Tempe Corporate Center. Through February 2005, in excess of $300,000 has been spent on this program. Partially as a result of this upgrade program and increased marketing efforts, the Company has entered into several leases with new tenants and the building has an improved occupancy percentage in February 2005 as compared to September 2004, when the increased marketing efforts commenced.

REVENUES

                                                                      Years Ended December 31,
                                                                ------------------------------
                                                                      2004                2003            Increase (Decrease)
                                                                      ----                ----            -------------------
Alpine Village, New Jersey                                      $1,120,000          $1,141,000                      $(21,000)
Galsworthy Arms, New Jersey                                        481,000             485,000                        (4,000)
Jefferson Gardens, New Jersey                                      200,000             229,000                       (29,000)
Summercreek, Texas                                               1,091,000           1,031,000                         60,000
Sunrise Ridge, Arizona                                           2,388,000           2,341,000                         47,000
Van Buren Apartments, Arizona                                      588,000             561,000                         27,000
Wellington, Texas                                                1,588,000           1,525,000                         63,000
                                                                 ---------           ---------                         ------
Sub-total - Condominium & Residential Properties                 7,456,000           7,313,000                        143,000
                                                                 ---------           ---------                        -------

Royal Plaza, Arizona                                               655,000             619,000                         36,000
Rutherford, New Jersey                                             110,000             110,000                              -
Tamarac, Florida                                                   313,000             281,000                         32,000
Tempe Corporate Center, Arizona                                    684,000             692,000                        (8,000)
Wilshire Grand Hotel, New Jersey                                   488,000             242,000                        246,000
                                                                 ---------           ---------                        -------
Sub-total - Commercial Properties                                2,250,000           1,944,000                        306,000
                                                                 ---------           ---------                        -------

Total Revenues                                                  $9,706,000          $9,257,000                       $449,000
                                                                ==========          ==========                       ========


Revenues from rental properties amounted to $9,706,000 in 2004, an increase of $449,000 or 4.9%, from $9,257,000 in 2003. The majority of the increase for the 2004 period is attributable to higher rent and reimbursement of real estate tax expenses applicable to the Wilshire Grand Hotel, the Company's triple net leased hotel and conference facility located in New Jersey. The remainder of the increase is related to improved occupancy and market conditions at the Company's properties located outside of New Jersey. Excluding the Wilshire Grand Hotel, revenues were lower at the Company's New Jersey properties mainly due to building improvements and enhanced maintenance that required a number of the rental units to remain vacant.

OPERATING EXPENSES

                                                                   Years Ended December 31,
                                                               -------------------------------
                                                                      2004                2003            Increase (Decrease)
                                                                      ----                ----            -------------------
Alpine Village, New Jersey                                     $   584,000            $587,000                       $(3,000)
Galsworthy Arms, New Jersey                                        312,000             324,000                       (12,000)
Jefferson Gardens, New Jersey                                      140,000             119,000                         21,000
Summercreek, Texas                                                 648,000             671,000                       (23,000)
Sunrise Ridge, Arizona                                           1,249,000           1,244,000                          5,000
Van Buren Apartments, Arizona                                      359,000             349,000                         10,000
Wellington, Texas                                                1,045,000           1,111,000                       (66,000)
                                                                 ---------           ---------                       --------
Sub-total - Condominium and Residential Properties               4,337,000           4,405,000                       (68,000)
                                                                 ---------           ---------                       --------

Royal Plaza, Arizona                                               213,000             228,000                       (15,000)
Rutherford, New Jersey                                                   -             (1,000)                          1,000
Tamarac, Florida                                                   177,000             137,000                         40,000
Tempe Corporate Center, Arizona                                    347,000             330,000                         17,000
Wilshire Grand Hotel, New Jersey                                   425,000             354,000                         71,000
                                                                 ---------           ---------                         ------
Sub-total - Commercial Properties                                1,162,000           1,048,000                        114,000
                                                                 ---------           ---------                        -------

Total Operating Expenses                                        $5,499,000          $5,453,000                       $ 46,000
                                                                ==========          ==========                       ========


Operating expenses were $5,499,000 in 2004, $46,000, or 0.8% higher than $5,453,000 in 2003. The majority of the increase for the 2004 period is primarily attributable to higher real estate tax expenses applicable to the Wilshire Grand Hotel.

Depreciation expense amounted to $1,673,000 in 2004, an increase of 1.6% from the $1,647,000 in 2003, reflecting increased capital expenditures throughout the Company's network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company's properties within their targeted markets. Depreciation expense is not included in the operating expenses included in the preceding table and discussion.

General and administrative expense decreased $206,000, or 8.8%, to $2,143,000 in 2004 from $2,349,000 in 2003. The decrease was related largely to an increased allocation of expenses to discontinued operations - real estate, reflecting the increased management time and expense associated with managing and selling these properties. This decrease was partly offset by a non-cash charge of $114,000 related to stock options for the former president of the Company who retired June 30, 2004 and whose services has been retained under a three-year consulting agreement. The stock option expense will be amortized over the three-year term of the consulting agreement. At December 31, 2004, $431,000 remained to be amortized into expense.

Other income decreased $3,282,000 to $1,314,000 in 2004 from $4,596,000 in 2003, principally related to $2,621,000 of gains in 2003 from the sale of marketable securities and the receipt of $1,000,000 by the Company in 2003 as a beneficiary of life insurance policies on the life of the Company's former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant up to his death on January 7, 2003. The receipt of the life insurance proceeds was not taxable to the Company. No securities were sold in the 2004 period. These 2003 events were partly offset by a $181,000 gain in 2004 on the sale of two condominium units at the Company's Jefferson Gardens, New Jersey, property. The Company intends to continue to operate the remaining units.

Interest expense decreased to $2,343,000 from $3,408,000 in 2003, mainly related to the payoff of approximately $6.4 million of mortgage debt related to real estate properties sold and the impact of the Company's refinancing of certain real estate properties in 2003. Due to the refinancing that was generally effective March 1 2003, 2003 interest expense includes a one-time prepayment penalty of $469,000 and $383,000 of amortization expense applicable to a write-off of unamortized mortgage costs associated with approximately $31.5 million of debt that was refinanced. This refinancing of the mortgage notes payable reduced the effective rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms. The impact of the refinancing was reflected in a reduction of interest expense for ten months of 2003 and the full year 2004.

The provision for income taxes amounted to a tax benefit of $221,000 in 2004 compared to a tax benefit of $107,000 in 2003. The change in the provision for income taxes is related to the level of income from continuing operations in 2004 compared to 2003 and the change in the mix between taxable and tax-exempt income. In 2004, the Company earned approximately $194,000 of tax-exempt interest income compared to none earned in 2003, while in 2003, the $1,000,000 of insurance proceeds received was exempt from taxation.

DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Income from discontinued operations amounted to after tax income of $3,766,000 in 2004 and $702,000 in 2003. The increased income reflects the high level of sales of properties in 2004 compared to 2003.

During 2004, the Company sold land in Montville, New Jersey, and South Brunswick, New Jersey for gross proceeds of $1,000,000 and $3,950,000, respectively, that resulted in after-tax gains of $205,000 and $485,000, respectively. The Company also sold thirteen residential properties located in Jersey City, New Jersey for gross proceeds of $14,750,000 that resulted in an after-tax gain of $3,366,000.

In 2003, three properties in Florida were sold for gross proceeds of $3,190,000 that resulted in an after-tax gain of $1,081,000.

The loss on operating discontinued real estate properties declined in 2004 to $290,000 in 2004 from $379,000 in 2003, reflecting the sale of thirteen residential properties in Jersey City, New Jersey, during the first quarter of 2004.

OIL AND GAS

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2004 and 2003, respectively, the Company recorded losses, net of taxes, from its oil and gas businesses of $1,278,000 and $3,178,000, respectively. The net loss from operating the oil and gas business in 2004 includes the operating results of the oil and gas business for January and February and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales. The Company received gross proceeds from the sale of its oil and gas assets in the United States and Canada of $28.3 million and recorded a net after-tax gain of $567,000 on the sale.

RESULTS OF OPERATIONS - 2003 V. 2002

OVERVIEW

Net income for 2003 amounted to a loss of $1,373,000 or $0.18 per diluted share, compared to net income of $1,076,000 or $0.14 per diluted share reported for 2002.

CONTINUING OPERATIONS:

Income from continuing operations was $1,103,000 in 2003 compared with $160,000 in 2002. Results per diluted share from continuing operations amounted to $0.14 in 2003 and $0.02 in 2002. The 2003 period included $1,550,000 of after tax ($2,621,000 before taxes) gains from the sale of marketable securities and $1,000,000 after tax income from death benefits received from an insurance policy on the life of the Company's former senior consultant. The 2002 period included $421,000 of after tax ($711,000 before taxes) gains from the sale of marketable securities. Without these special transactions, the Company would have incurred losses from continuing operations of $1,447,000 in 2003 and $308,000 in 2002.

Reported income from continuing operations in 2003 compared with 2002 reflects a higher level of other income that included the previously mentioned gains from the sale of marketable securities and the proceeds from an insurance policy on the life of the Company's former Senior Consultant and a higher income tax benefit. This positive factor was offset by reduced income from operations and higher interest expense.

SEGMENT INFORMATION

The following table sets forth comparative data for Wilshire's real estate segments in continuing operations.


                              Residential Real Estate               Commercial Real Estate                                    Total
                    ---------------------------------  -----------------------------------   --------------------------------------
                         Year ended          Increase          Year ended         Increase           Year ended            Increase
                        December 31        (Decrease)         December 31       (Decrease)          December 31          (Decrease)
                        -----------        ----------         -----------       ----------          -----------          ----------
                    2003       2002          $      %     2003       2002         $      %      2003       2002           $       %
                    ----       ----          -      -     ----       ----         -      -      ----       ----           -       -
                         (In 000s of $)                       (In 000s of $)                         (In 000s of $)
Rental income     $6,839     $6,817        $22    0.3   $1,908     $1,842      $ 66    3.6    $8,747     $8,659         $88     1.0
Tenant fees            1          3        (2)      -        3          2         1   50.0         4          5         (1)  (20.0)
Vending
income                62         57          5    8.8        -          -         -      -        62         57           5     8.8
Other                411        395         16    4.1       33         27         6    22.2      444        422          22     5.2
                  ------     ------     ------          ------     ------     -----           ------     ------       -----
Total
revenues           7,313      7,272         41    0.6    1,944      1,871        73    3.9     9,257      9,143         114     1.2
Operating
expenses           4,405      4,096        309    7.5    1,048      1,164     (116)  (10.0)    5,453      5,260         193     3.7
                   -----      -----     ------           -----      -----     -----            -----      -----         ---
Net
operating
income            $2,908     $3,176     $(268)  (8.4)   $  896     $  707     $ 189   26.7    $3,804     $3,883       $(79)   (2.0)
                  ======     ======     ======  =====   ======     ======     =====  =====    ======     ======       =====  ======

Average
occupancy %         91.6       91.5                       55.7       53.6                       84.1       83.8

Reconciliation to consolidated income (loss) from continuing operations:
Net operating income                                                                              $3,804     $3,883
Depreciation expense                                                                             (1,647)    (1,541)
General and administrative expenses                                                              (2,349)    (2,131)
Other income                                                                                       4,596      2,128
Interest expense                                                                                 (3,408)    (2,226)
Income tax benefit                                                                                   107         47
                                                                                                  ------    -------
Income (loss) from continuing operations                                                          $1,103    $   160
                                                                                                  ======    =======


The above table details the comparative net operating income ("NOI") for Wilshire's residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property's contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company's performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

RESIDENTIAL SEGMENT

During 2003 revenues increased $41,000 or 0.6% to $7,313,000 and NOI decreased $268,000 or 8.4% to $2,908,000. Excluding Sunrise Ridge which had a NOI increase of $16,000, all properties had a decline in NOI. The decline was attributable to generally weak rental markets across all of the communities served by Wilshire. In addition, operating expenses increased primarily due to higher utility, maintenance and insurance costs. In particular, energy costs have increased substantially in the Southwest.

COMMERCIAL SEGMENT

During 2003 revenues increased $73,000 or 3.9% to $1,944,000 and NOI increased $189,000 or 26.7% to $896,000. NOI improved at all properties except for Tempe Corporate Center which had a NOI decline of $89,000 due to reduced rental income. NOI in 2003 was improved by the first time inclusion of revenue from the Company's triple net lease with a major bank at Rutherford, New Jersey.

REVENUES

                                                                    Years Ended December 31,
                                                          ----------------------------------
                                                                2003                    2002              Increase (Decrease)
                                                                ----                    ----              -------------------
Alpine Village, New Jersey                                $1,141,000              $1,061,000                       $   80,000
Galsworthy Arms, New Jersey                                  485,000                 472,000                           13,000
Jefferson Gardens, New Jersey                                229,000                 217,000                           12,000
Summercreek, Texas                                         1,031,000               1,055,000                         (24,000)
Sunrise Ridge, Arizona                                     2,341,000               2,356,000                         (15,000)
Van Buren Apartments, Arizona                                561,000                 583,000                         (22,000)
Wellington, Texas                                          1,525,000               1,528,000                          (3,000)
                                                          ----------              ----------                       ----------
Sub-total - Residential Properties                         7,313,000               7,272,000                           41,000
                                                          ----------              ----------                       ----------

Royal Plaza, Arizona                                         619,000                 571,000                           48,000
Rutherford, New Jersey                                       110,000                       -                          110,000
Tamarac, Florida                                             281,000                 270,000                           11,000
Tempe Corporate Center, Arizona                              692,000                 850,000                        (158,000)
Wilshire Grand Hotel, New Jersey                             242,000                 180,000                           62,000
                                                          ----------              ----------                       ----------
Sub-total - Commercial Properties                          1,944,000               1,871,000                           73,000
                                                          ----------              ----------                       ----------
Total Rental Revenues                                     $9,257,000              $9,143,000                       $  114,000
                                                          ==========              ==========                       ==========


Revenues amounted to $9,257,000 in 2003, an increase of $114,000 or 1.2%, from $9,143,000 in 2002. The majority of the increase is related to the triple net leases the Company holds with the Wilshire Grand Hotel and the Company's newly leased bank branch in Rutherford, New Jersey and Alpine Village, New Jersey. These increases were partly offset by a decline in revenue at Tempe Corporate Center, Arizona, which experienced a lag in leasing up vacant office space.

OPERATING EXPENSES

                                                                Years Ended December 31,
                                                           ---------------------------------
                                                                2003                    2002              Increase (Decrease)
                                                                ----                    ----              -------------------
Alpine Village, New Jersey                                  $587,000             $   481,000                       $  106,000
Galsworthy Arms, New Jersey                                  324,000                 241,000                           83,000
Jefferson Gardens, New Jersey                                119,000                  99,000                           20,000
Summercreek, Texas                                           671,000                 629,000                           42,000
Sunrise Ridge, Arizona                                     1,244,000               1,275,000                         (31,000)
Van Buren Apartments, Arizona                                349,000                 350,000                          (1,000)
Wellington, Texas                                          1,111,000               1,021,000                           90,000
                                                          ----------              ----------                       ----------
Sub-total - Residential Properties                         4,405,000               4,096,000                          309,000
                                                          ----------              ----------                       ----------

Royal Plaza, Arizona                                         228,000                 261,000                         (33,000)
Rutherford, New Jersey                                       (1,000)                   8,000                          (9,000)
Tamarac, Florida                                             137,000                 148,000                         (11,000)
Tempe Corporate Center, Arizona                              330,000                 399,000                         (69,000)
Wilshire Grand Hotel, New Jersey                             354,000                 348,000                            6,000
                                                          ----------              ----------                       ----------
Sub-total - Commercial Properties                          1,048,000               1,164,000                        (116,000)
                                                          ----------              ----------                       ----------

Total Operating Expenses                                  $5,453,000              $5,260,000                       $  193,000
                                                          ==========              ==========                       ==========

Operating expenses were $5,453,000 in 2003, $193,000, or 3.7% higher than $5,260,000 in 2002. The operating expense increase was centered in the Company's New Jersey properties that experienced higher property taxes, insurance and maintenance charges in 2003.

Depreciation expense amounted to $1,647,000 in 2003, an increase of 6.9% from $1,541,000 in 2002, reflecting the capital improvements incurred during 2002 and 2003.

General and administrative expense increased $218,000, or 10.2%, to $2,349,000 in 2003 from $2,131,000 in 2002. The 2003 expense level included a full year of compensation expense for a senior executive officer hired in mid-2002. The remainder of the increase was attributable to higher corporate insurance expenses and legal and accounting fees.

Other income increased $2,450,000 to $4,596,000 in 2003 from $2,128,000 in 2002.
This increase included $1,000,000 received by the Company in 2003 as a beneficiary of life insurance policies on the life of the Company's Senior Consultant. The receipt of the life insurance proceeds was not taxable to the Company. Also included in other income for 2003 were gains from the sale of securities of $2,621,000, which exceeded the gains reported in 2002 by $1,910,000.

Interest expense in 2003 increased to $3,408,000 from $2,226,000 in 2002. Interest expense in 2003 includes a one time prepayment penalty of $469,000 and $383,000 of amortization expense applicable to a write-off of unamortized mortgage costs associated with approximately $31.5 million of debt that was refinanced. This refinancing of the mortgage notes payable reduced the effective rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms.

The provision for income taxes amounted to a tax benefit of $107,000 in 2003 compared to a tax benefit of $47,000 2002. The change in the provision for income taxes is related to the level of income from continuing operations in 2003 compared to 2002 and the change in the mix between taxable and tax-exempt income. In 2003, $1,000,000 of insurance proceeds received was exempt from taxation.

DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Income from discontinued operations amounted to after tax income of $702,000 in 2003 and a loss of $92,000 in 2002. The increased income reflects the higher level of sales of properties in 2003 compared to 2002.

During 2003, the Company sold three properties in Florida for gross proceeds of $3,190,000 that resulted in an after-tax gain of $1,081,000. In 2002, the Company sold several smaller residential properties in New Jersey for an after-tax gain of $150,000.

The loss on operating discontinued real estate properties increased to $379,000 in 2003 from $242,000 in 2002 mainly due to additional properties being classified as discontinued in 2004 with the resulting reclassification of their operating results out of continuing operations into discontinued operations for the 2003 and 2002 periods.

OIL AND GAS

During 2003 the Company recorded a loss, net of taxes, from its oil and gas businesses of $3,178,000, which included a $4.4 million after tax charge resulting from the difference between the carrying value and estimated market value of the Company's Canadian oil and gas properties. Excluding this non-cash charge, the Company would have reported after-tax earnings in 2003 of $1,222,000.

In 2002, the Company reported after-tax earnings from operating its oil and gas properties of $1,008,000.

EFFECTS OF INFLATION

The effects of inflation on the Company's financial condition are not considered to be material by management.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had working capital of $34.6 million, compared to a working capital deficiency of $7.2 million at December 31, 2003. The change reflects the receipt of approximately $28.1 million from the sale of the oil and gas business and approximately $20.0 million from the sale of real estate properties, partly offset by the payment of a portion of the income taxes related to those sales and the repayment of $5.3 million of debt related to the real estate properties sold.

The Company has $35.0 million of cash and cash equivalents at December 31, 2004. This balance is comprised of working capital accounts for its real estate properties and corporate needs and short-term investments in government and corporate securities and money market funds. The Company estimates that it has approximately $5.6 million of taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. and Canadian taxes on the repatriation of earnings from its Canadian subsidiary, and the sales of real estate properties. These obligations will be satisfied in the first half of 2005, partly through the application of an approximate $2.9 million estimated overpayment of 2004 U.S. Federal taxes. After considering the tax payments previously described, Wilshire will have $32.3 million of cash and cash equivalents for working capital and other purposes.

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

Net cash used in operating activities amounted to $10.2 million in 2004, while in 2003 and 2002 operating activities provided net cash of $7.4 million and $4.9 million, respectively. The 2004 use of cash resulted from net income of $2.6 million, the sale of the oil and gas business and the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. The 2003 provision of cash was mainly related to a net loss of $1.4 million and non-cash charges for depreciation and amortization expense ($6.2 million) and an impairment loss related to Wilshire's Canadian oil and gas operations ($7.0 million), partly offset by changes in other current asset and liability and income tax accounts related to normal business activity. The 2002 provision of cash was mainly related to a net income of $1.1 million and non-cash charges for depreciation and amortization expense ($3.9 million).

Net cash provided by investing activities amounted to $43.6 million in 2004 and $2.1 million in 2003. In 2002, investing activities used net cash of $3.3 million. The cash provided by investing activities in 2004 is due mainly to the sale of real estate assets and oil and gas assets in 2004, partly offset by an increase in restricted cash related to the IRS Section 1031 exchange that the Company has entered into with the proceeds from the sale of land at Schalk Station, New Jersey. The 2003 provision of cash from investing activities is related to proceeds from the sale of real estate properties and marketable securities, partly offset by capital expenditures on real estate properties and oil and gas activities. The 2002 use of cash from investing activities relates to the purchase of marketable securities and capital expenditures on real estate properties and oil and gas activities, partly offset by proceeds from the sale of marketable securities.

Net cash used in financing activities amounted to $11.8 million in 2004, $7.7 million in 2003 and $2.6 million in 2002. The 2004 use of cash reflects the repayment of long term debt due to the sales of real estate properties and the oil and gas assets and normal annual amortization of long term debt from monthly debt service payments. The 2003 use of cash reflects the net of repayments of long term debt due to the refinancing of various mortgage loans, the sale of real estate properties and normal annual amortization of long term debt from monthly debt service payements, partly offset by the issuance of new mortgage loans from the previously mentioned refinancing. The 2002 use of funds is related to the repayment of long term debt partly offset by the issuance of new debt.

In addition to the generation of funds from its operations, the Company had a $2.0 million line of credit with a major financial institution that expired in January 2005 and was not renewed. The Company believes it has adequate capital resources to fund its operations for the foreseeable future and is investigating the renewal of this line of credit, but is not committed to doing so.

The Company is committed to investing in its properties to maintain their competitiveness within their markets and for the purposes of upgrading and repositioning in more upscale markets. The following table sets forth the amounts of capital expenditures made in each property within the past three years, exclusive of those properties which were sold.

                                                                                        Years Ended December 31,
                                                                                 -----------------------------------
Name of property                                                                 2004            2003           2002
----------------                                                                 ----            ----           ----
Residential continuing operations:
Alpine Village                                                               $ 85,000       $ 177,000       $ 49,000
Summercreek                                                                   207,000          88,000         84,000
Sunrise Ridge                                                                 258,000         204,000        234,000
Van Buren                                                                     126,000         107,000         91,000
Wellington                                                                    257,000         575,000        161,000
Galsworthy Arms                                                               424,000          87,000         44,000
Jefferson Gardens                                                              13,000          18,000         14,000

Commercial continuing operations:
Royal Mall Plaza                                                               50,000          22,000        299,000
Tamarac Office Plaza                                                            4,000           4,000         82,000
Tempe Corporate                                                               278,000          97,000        115,000
Wilshire Grand Hotel & Banquet Facility                                             -         316,000        722,000
Rutherford Bank                                                                     -               -              -

Discontinued operations - residential:
Biltmore Club                                                                 195,000          55,000        299,000
Twelve Oaks                                                                    56,000          90,000         37,000

Discontinued operations - commercial:
Amboy Towers                                                                  298,000          55,000         54,000
                                                                           ----------      ----------     ----------

Total capital expenditures                                                 $2,251,000      $1,895,000     $2,285,000
                                                                           ==========      ==========     ==========

On June 3, 2004, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2004, the Company had purchased 38,478 shares at an aggregate cost of $198,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company's common stock.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey. The lease is for a 65 month term with two renewal options each for a five-year term and covers 4,502 rentable square feet at a base rate of $29.00 per square foot. The Company has an option to early terminate the lease after two years, subject to a termination fee described in note 5 to the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

The Company has concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City has agreed to exclude Amboy Towers from the redevelopment zone and the Company has agreed to invest $750,000 in capital improvements in the building over the next 18 months.

In January 2005, the Company sold one 2-bedroom condominium at Galsworthy Arms, New Jersey, for gross proceeds of $269,500. After payment of closing costs and taxes, the Company will realize net income in the first quarter 2005 of approximately $115,000.

In February 2005, the Company signed an agreement to sell its Biltmore Club apartment complex (Phoenix, Arizona) to GDG Partners L.L.C. an independent third party, for $20,956,000. The agreement is expected to close no later than December 23, 2005. GDG Partners L.L.C. has paid Wilshire a nonrefundable deposit of $100,000 and additional nonrefundable deposits of $150,000 and $250,000 are required by April 3, 2005 and July 2, 2005, respectively. We expect to report a gain on the sale after taxes of approximately $8.5 million and have net proceeds after transaction costs and paying off the mortgage of approximately $10.0 million.

Also in February 2005, the Company entered into an agreement to accept $1,100,000 in settlement of its mortgage receivable, which was paid during the first quarter of 2005. Security for the mortgage was a first lien on in excess of 100 condominium units in two contiguous buildings located in Jersey City, New Jersey. At December 31, 2004, the mortgage receivable had a gross carrying value of $1,165,000 and $727,000 of unearned income. As a result of this transaction, the Company recognized a gain of approximately $400,000 in the first quarter of 2005.

In March 2005, the Company signed an agreement to sell its Twelve Oaks apartment complex (Atlanta, Georgia) to Interstate East Management, Inc., an independent third party, for $1,725,000. The agreement contains a "time is of the essence clause" and is expected to close as soon as practicable. We expect to report a gain on the sale after taxes of approximately $440,000. The property had been highly leveraged and the transaction will generate net proceeds after transaction costs and taxes of approximately $1,379,000, which will be used to repay the outstanding mortgage balance of approximately $1,609,000. The shortfall in the net proceeds will be made up from general corporate sources of funds.

Also in March 2005 the Company was evaluating alternatives for optimizing its investment in the Wilshire Grand Hotel and Banquet Facility (the "Wilshire Hotel"). The Company leases the Wilshire Hotel under two 25-year operating leases, one for the hotel and one for the banquet facility, to an experienced hotel operator (the "Hotel Operator"). The Hotel Operator has encountered financial adversity and in 2004 ceased payment on its mortgage obligations, which are held by a third party (the "Mortgagor"). As of March 2005, the Hotel Operator was also delinquent on lease payments to Wilshire for the months of January, February and March 2005. The Mortgagor is required to cure any defaults of the Hotel Operator (i.e., pay any amounts due Wilshire under the lease) in order to protect its mortgage and cannot impair Wilshire's ownership interest in the property. As a result of the Hotel Operator's delinquency, Wilshire is evaluating alternatives for its investment including: a) declaring the Hotel Operator in default and pursuing tenant eviction proceedings and b) assisting in the consummation of a settlement agreement by which Wilshire would assume operational control of the Wilshire Hotel and in the event of a subsequent sale of the hotel, would receive an agreed upon value prior to any proceeds being distributed to the Mortgagor or Hotel Operator. At this time, Wilshire does not expect to incur a loss on this property.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K for the year ended December 31, 2004 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business or to acquire or merge into other companies at an acceptable price, environmental risks relating to the Company's real estate properties, competition, the substantial capital expenditures required to fund the Company's real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders' equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At December 31, 2004, in the opinion of management, there has been no permanent decline in value in the Company's holdings of equity securities.

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in Accumulated Other Comprehensive Income, a separate component of stockholders' equity. The Company will be repatriating all assets, net of liabilities, of its Canadian subsidiary during 2005. At that time, the foreign exchange component previously reported in Accumulated Other Comprehensive Income will be recognized as a component of net income. At December 31, 2004, the unrealized foreign exchange component of Accumulated Other Comprehensive Income was a gain of $26,000.

Long-term debt as of December 31, 2004 and December 31, 2003 consists of the following -

                                        2004                   2003
                                    -----------            -----------

Mortgage notes payable              $46,855,000            $53,824,000
Note payable                                  -              2,700,000
Revolving demand loan                         -              1,970,000
                                    -----------            -----------
Total                                46,855,000             58,494,000
Less-current portion (1)                729,000              7,148,000
                                    -----------            -----------
Long term portion (2)               $46,126,000            $51,346,000
                                    ===========            ===========

(1) Includes mortgage debt associated with discontinued operations of $156,000 in 2004 and $3,654,000 in 2003.
(2) Includes mortgage debt associated with discontinued operations of $10,547,000 in 2004 and $14,514,000 in 2003.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2004 and thereafter are -

Year                                                       Amount
----                                                       ------
2005                                                    $ 729,000
2006                                                      785,000
2007                                                      845,000
2008                                                      906,000
2009                                                    4,797,000
Thereafter                                             38,793,000
                                                      -----------
                                                      $46,855,000
                                                      ===========

The Company is not exposed to changes in interest rates. At December 31, 2004, the Company had no floating rate debt outstanding under its $2.0 million U.S. credit line. At December 31, 2004, the Company had $46,855,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.098% and an average remaining life of approximately 7.9 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year                                                       Amount
----                                                       ------
2009                                                   $3,853,000
2013                                                   35,421,000
                                                      ------------
                                                      $39,274,000
                                                      ===========

Wilshire expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt obligations. If interest rates, at the time any individual mortgage note is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt being retired.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than the mortgage debt to be re-financed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wilshire Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity and cash flows and financial statement schedule for the year then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2004, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ J.H. Cohn LLP

Roseland, New Jersey
March 26, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wilshire Enterprises, Inc.

We have audited the accompanying consolidated balance sheet of Wilshire Enterprises, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2003. These financial statements are the responsibility of Wilshire's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2003, and their results of operations and cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 26, 2004
                                                       /s/ Ernst & Young LLP

                           WILSHIRE ENTERPRISES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2004 AND 2003

                                    ASSETS                                              2004                 2003
                                                                                    -------------       -------------
Current assets:
      Cash  and cash equivalents                                                    $  31,110,000       $   7,763,000
      Restricted cash                                                                   4,082,000             327,000
      Marketable securities, available for sale, at fair value                          2,754,000           1,996,000
      Accounts receivable, net of allowance for doubtful accounts of $65,000
       in 2003                                                                            189,000           1,802,000
      Income taxes receivable                                                           4,389,000             544,000
      Prepaid expenses and other current assets                                         1,827,000           1,326,000
                                                                                    -------------       -------------
          Total current assets                                                         44,351,000          13,758,000
                                                                                    -------------       -------------
Noncurrent assets:
      Mortgage notes receivable                                                           957,000           2,504,000
                                                                                    -------------       -------------
      Other assets                                                                        208,000             860,000
                                                                                    -------------       -------------
Property and equipment:
      Oil and gas properties, using the full cost method of accounting  -
       Held for sale                                                                            -         143,601,000
      Real estate properties                                                           46,769,000          45,119,000
      Real estate properties - Held for sale                                           12,168,000          26,950,000
                                                                                    -------------       -------------
                                                                                       58,937,000         215,670,000
      Less:
      Accumulated depreciation and amortization                                        13,292,000          11,619,000
      Accumulated depreciation, depletion and amortization -
       Property held for sale                                                           3,608,000         122,176,000
                                                                                    -------------       -------------
                                                                                       42,037,000          81,875,000
                                                                                    -------------       -------------
Total Assets                                                                        $  87,553,000       $  98,997,000
                                                                                    =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt                                             $     573,000       $   3,494,000
      Accounts payable                                                                  1,624,000           1,628,000
      Income taxes payable                                                              3,623,000             154,000
      Deferred income taxes                                                             2,465,000          10,489,000
      Accrued liabilities                                                                 606,000             800,000
      Deferred income                                                                     373,000             382,000
      Current liabilities associated with discontinued operations                         521,000           3,974,000
                                                                                    -------------       -------------
          Total current liabilities                                                     9,785,000          20,921,000
Noncurrent liabilities:
      Long-term debt, less current portion                                             35,579,000          37,023,000
      Deferred income taxes                                                             1,855,000           1,058,000
      Deferred income                                                                     621,000             868,000
      Noncurrent liabilities associated with discontinued operations                   10,602,000          14,600,000
                                                                                    -------------       -------------
          Total liabilities                                                            58,442,000          74,470,000
                                                                                    -------------       -------------

Commitments and Contingencies

Stockholders' equity:
      Preferred stock, $1 par value, 1,000,000 shares authorized; none issued
       and outstanding in 2004 and 2003                                                         -                   -
      Common stock, $1 par value, 15,000,000 shares authorized; issued
       10,013,544 shares in 2004 and 2003                                              10,014,000          10,014,000
      Capital in excess of par value                                                    9,524,000           9,029,000
      Retained earnings                                                                19,905,000          17,267,000
      Unearned  compensation                                                             (431,000)                  -
      Treasury stock, 2,234,732 and 2,210,713 shares at 2004 and 2003,
       respectively, at cost                                                          (10,491,000)        (10,355,000)
      Accumulated other comprehensive income (loss)                                       590,000          (1,428,000)
                                                                                    -------------       -------------
          Total stockholders' equity                                                   29,111,000          24,527,000
                                                                                    -------------       -------------
Total Liabilities and Stockholders' Equity                                          $  87,553,000       $  98,997,000
                                                                                    =============       =============

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                     2004          2003            2002
                                                                 -----------    -----------    -----------
REVENUES                                                         $ 9,706,000    $ 9,257,000    $ 9,143,000
                                                                 -----------    -----------    -----------

COSTS AND EXPENSES
       Operating expenses                                          5,499,000      5,453,000      5,260,000
       Depreciation expense                                        1,673,000      1,647,000      1,541,000
       General and administrative                                  2,143,000      2,349,000      2,131,000
                                                                 -----------    -----------    -----------
          Total costs and expenses                                 9,315,000      9,449,000      8,932,000
                                                                 -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                        391,000       (192,000)       211,000

OTHER INCOME
       Dividend and interest income                                  685,000        743,000        877,000
       Gain on sale of marketable securities                               -      2,621,000        711,000
       Insurance proceeds                                                  -      1,000,000              -
       Other income                                                  629,000        232,000        540,000

INTEREST EXPENSE                                                  (2,343,000)    (3,408,000)    (2,226,000)
                                                                 -----------    -----------    -----------

          INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           (638,000)       996,000        113,000

INCOME TAX EXPENSE (BENEFIT)                                        (221,000)      (107,000)       (47,000)
                                                                 -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                            (417,000)     1,103,000        160,000
                                                                 -----------    -----------    -----------

DISCONTINUED OPERATIONS - REAL ESTATE, NET OF TAXES
       LOSS FROM OPERATIONS                                         (290,000)      (379,000)      (242,000)
       GAIN FROM SALES                                             4,056,000      1,081,000        150,000

DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
       INCOME (LOSS) FROM OPERATIONS                              (1,278,000)    (3,178,000)     1,008,000
       GAIN FROM SALES                                               567,000              -              -
                                                                 -----------    -----------    -----------
NET INCOME (LOSS)                                                $ 2,638,000    $(1,373,000)   $ 1,076,000
                                                                 ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER SHARE:
       Income (loss) from continuing operations                       $(0.05)         $0.14          $0.02
       Income (loss) from discontinued operations -
          Real estate - loss from operations                           (0.04)         (0.05)         (0.03)
          Real estate - gain on sales                                   0.52           0.14           0.02
          Oil and gas - income (loss) from operations                  (0.16)         (0.41)          0.13
          Oil and gas - gain on sale                                    0.07              -              -
                                                                       -----          -----         ------
       Net income (loss) applicable to common stockholders             $0.34         $(0.18)         $0.14
                                                                       =====         ======         ======

DILUTED EARNINGS (LOSS) PER SHARE:
          Income (loss) from continuing operations                    $(0.05)         $0.14          $0.02
          Income (loss) from discontinued operations -
              Real estate - loss from operations                       (0.04)         (0.05)         (0.03)
              Real estate - gain on sales                               0.51           0.14           0.02
            Oil and gas - income (loss) from operations                (0.16)         (0.41)          0.13
            Oil and gas - gain on sale                                  0.07              -              -
                                                                       -----          -----         ------
       Net income (loss) applicable to common stockholders             $0.33         $(0.18)        $ 0.14
                                                                       =====         ======         ======

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        DECEMBER 31, 2004, 2003 AND 2002




                         PREFERRED STOCK         COMMON STOCK         CAPITAL IN
                         ---------------         ------------          EXCESS OF     UNEARNED      RETAINED       TREASURY
                        SHARES    AMOUNT     SHARES        AMOUNT      PAR VALUE   COMPENSATION    EARNINGS        STOCK
                        ------    ------     ------        ------      ---------   ------------    --------        -----
BALANCE, December 31,
2001                       -      $  -      10,013,544   $10,014,000   $9,029,000         $   -   $17,564,000   $(10,179,000)
Net income                                                                                          1,076,000
Foreign currency
translation adjustment
Change in unrealized
loss on marketable
securities, net of
income tax benefit of
$361,000

Comprehensive income
Purchase of treasury
stock                                                                                                                (176,000)
                         ---      ----      ----------   -----------   ----------          ----   -----------   ------------
BALANCE, December 31,
2002                       -         -      10,013,544    10,014,000    9,029,000             -   18,640,000      (10,355,000)
Net income                                                                                        (1,373,000)
Foreign currency
translation adjustment
Change in unrealized
loss on marketable
securities, net of
income tax benefit of
$89,000

Comprehensive income
                         ---      ----      ----------   -----------   ----------          ----   -----------   ------------

BALANCE, December 31,
2003                       -         -      10,013,544    10,014,000    9,029,000              -   17,267,000    (10,355,000)
Net income                                                                                          2,638,000
Foreign currency
translation adjustment
Change in unrealized
loss on marketable
securities, net of
income tax benefit of
$301,000

Comprehensive income

Issuance of shares of
common stock for
services                                                                                (24,000)                       28,000
Compensation
associated with stock
options                                                                   495,000      (495,000)
Amortization of
compensation
associated with stock
and stock option
awards                                                                                    88,000
Exercise of stock
options                                                                                                                34,000
Purchase of treasury
stock                                                                                                                (198,000)
                         ---      ----      ----------   -----------   ----------          ----   -----------   -------------
BALANCE, December 31,
2004                       -      $  -      10,013,544   $10,014,000   $9,524,000     $(431,000)  $19,905,000   $ (10,491,000)
                        ====      ====      ==========   ===========   ==========     =========   ===========   =============


                            ACCUMULATED
                               OTHER                            TOTAL
                           COMPREHENSIVE    COMPREHENSIVE   STOCKHOLDERS'
                           INCOME (LOSS)   INCOME (LOSS)       EQUITY
                           -------------   -------------       ------
BALANCE, December 31,
2001                          $(2,735,000)                     $23,693,000
Net income                                     $1,076,000       $1,076,000
Foreign currency
translation adjustment             88,000          88,000           88,000
Change in unrealized
loss on marketable
securities, net of
income tax benefit of
$361,000                         (442,000)       (442,000)        (442,000)
                                               ----------
Comprehensive income
                                                 $722,000
                                               ==========
Purchase of treasury
stock                                                             (176,000)
                              -----------                       -----------
BALANCE, December 31,
2002                           (3,089,000)                      24,239,000
Net income                                    $(1,373,000)      (1,373,000)
Foreign currency
translation adjustment          2,206,000       2,206,000        2,206,000
Change in unrealized
loss on marketable
securities, net of
income tax benefit of
$89,000                          (545,000)       (545,000)        (545,000)
                                               ----------
Comprehensive income                             $288,000
                              -----------      ==========       -----------

BALANCE, December 31,
2003                           (1,428,000)                      24,527,000
Net income                                      2,638,000        2,638,000
Foreign currency
translation adjustment          1,562,000       1,562,000        1,562,000
Change in unrealized
loss on marketable
securities, net of
income tax benefit of
$301,000                          456,000         456,000          456,000
                                               ----------
Comprehensive income                           $4,656,000
                                               ==========
Issuance of shares of
common stock for
services                                                             4,000
Compensation
associated with stock
options                                                                  -
Amortization of
compensation
associated with stock
and stock option
awards                                                              88,000
Exercise of stock
options                                                             34,000
Purchase of treasury
stock                                                             (198,000)
                              -----------                      -----------
BALANCE, December 31,
2004                            $ 590,000                      $29,111,000
                                =========                      ===========

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        DECEMBER 31, 2004, 2003 AND 2002

                                                                      2004                2003               2002
                                                                      ----                ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                           $  2,638,000       $ (1,373,000)        $1,076,000
      Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities -
      Depreciation, depletion and amortization                       1,687,000          6,244,000          3,884,000
      Amortization of compensation expense                              88,000                  -                  -
      Impairment loss on oil and gas assets                                  -          7,000,000                  -
      Deferred income tax (benefit) provision                       (7,329,000)          (594,000)           762,000
      Increase (decrease) in deferred income                           146,000           (445,000)         1,627,000
      Gain on sales of real estate assets                           (7,039,000)        (1,693,000)          (263,000)
      Gain on sale of oil and gas properties                          (768,000)                 -                  -
      Gain on sale of marketable securities                                  -         (2,621,000)          (711,000)
      Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                     1,613,000           (897,000)          (262,000)
      Decrease (increase) in income taxes                           (3,845,000)            83,000           (626,000)
      receivable
      Decrease (increase) in prepaid expenses and
      other current assets                                             154,000            539,000           (462,000)
      Increase (decrease) in accounts payable,
      accrued liabilities and other liabilities                       (403,000)         1,058,000            (77,000)
      Increase (decrease) in taxes payable                           2,939,000            119,000            (15,000)
                                                                  ------------       ------------       ------------
         Net cash provided by (used in) operating activities       (10,119,000)         7,420,000          4,933,000
                                                                  ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - real estate                            (2,295,000)        (2,415,000)        (2,500,000)
      Capital expenditures - oil & gas                                       -         (8,705,000)        (5,028,000)
      Proceeds from sale of oil and gas properties                  28,131,000                  -                  -
      Proceeds from sale of real estate properties                  19,874,000          3,107,000            737,000
      Proceeds on mortgage notes receivable                          1,673,000            531,000          3,162,000
      Proceeds from sales and redemptions of
      marketable securities                                                  -          9,494,000          2,336,000
      Purchases of marketable securities                                     -                  -         (1,930,000)
      (Increase) decrease in restricted cash                        (3,755,000)            78,000            (45,000)
                                                                  ------------       ------------       ------------
         Net cash provided by (used in) investing activities        43,628,000          2,090,000         (3,268,000)
                                                                  ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Principal payments of long-term debt                         (11,639,000)       (47,868,000)       (11,400,000)
      Loan payable to stockholder                                            -           (500,000)          (200,000)
      Proceeds from issuance of debt                                         -         40,656,000          9,158,000
      Purchase of treasury stock                                      (185,000)                 -           (176,000)
      Proceeds from exercise of stock options
                                                                        21,000                  -                  -
                                                                  ------------       ------------       ------------
         Net cash used in financing activities                     (11,803,000)        (7,712,000)        (2,618,000)
                                                                  ------------       ------------       ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              1,641,000          2,206,000             88,000
                                                                  ------------       ------------       ------------

         Net increase (decrease) in cash and cash
         equivalents                                                23,347,000          4,004,000           (865,000)

CASH AND CASH EQUIVALENTS, beginning of year                         7,763,000          3,759,000          4,624,000
                                                                  ------------       ------------       ------------

CASH AND CASH EQUIVALENTS, end of year                            $ 31,110,000       $  7,763,000       $  3,759,000
                                                                  ============       ============       ============

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF
CASH FLOWS:
      Cash paid during the year for -
         Interest                                                 $  3,025,000       $  4,716,000       $  4,683,000
                                                                  ============       ============       ============
         Income taxes                                             $  7,567,000       $    543,000       $    352,000
                                                                  ============       ============       ============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

         Wilshire Enterprises, Inc. ("Wilshire" or "the Company") is engaged in acquiring, owning and managing real estate properties and real estate related securities. The Company's real estate holdings are located in the states of Arizona, Florida, Georgia, New Jersey and Texas. The Company's real estate holdings are owned both in its own name and through holding companies and limited liability companies. The Company also maintains investments in marketable securities, which are classified as available for sale.

         The Company had also been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000. An escrow holdback of $600,000 was established to allow for any potential post closing adjustments relating to its United States operations. This escrow was paid in full to the Company on June 22, 2004 and the consolidated statements of operations include a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004, compared to full years being included in discontinued operations in the statements of operations for 2003 and 2002.

         PRINCIPLES OF CONSOLIDATIONS:

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany account balances and transactions have been eliminated in consolidation. At December 31, 2004, the Company does not have any affiliates that require consolidation under the provisions of FIN 46R, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51."

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS:

         Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Wilshire maintains its cash in the United States in bank accounts ($6,207,000) and brokerage accounts ($12,444,000). The balances maintained in bank accounts may, at times, exceed Federally insured limits. At December 31, 2004, cash balances in banks that exceeded Federally insured limits amounted to $5,384,000, of which $3,905,000 represents cash deposited with a qualified exchange agent for a Section 1031 exchange the Company is investigating with the proceeds from the sale of the land at Schalk Station. The funds must remain with the qualified exchange agent and are not available for use by the Company until the time period for executing a Section 1031 exchange expires (180 days from the closing date of the initiating transaction). Under the contemplated transaction, the funds will be released to the Company in June 2005. Investments in accounts maintained at brokerage houses consist of short-term, mainly tax-exempt or tax advantaged, investments that are subject to the Company's investment policy guidelines concerning credit rating, concentrations and size of transaction. The Company also has $16,541,000 in cash with its Canadian subsidiary that is being invested in short-term deposits at a major Canadian bank. The funds at the Canadian subsidiary will be repatriated to the United States during 2005, and represent principally the only assets currently held outside of the United States.

         Restricted cash represents the $3,905,000 of funds on deposit with the qualified exchange agent and $177,000 of residential tenant deposits for Company properties located in New Jersey and Georgia.

         MARKETABLE SECURITIES:

         As of December 31, 2004 and 2003, the marketable securities held by the Company consist of equity securities in one real estate company in the United States, which is classified as available for sale. These securities are carried at fair value based upon quoted market prices of $2,754,000 at December 31, 2004 and $1,996,000 at December 31, 2003,
         which exceeded their cost of $1,799,000 by $955,000 at December 31, 2004 and $197,000 at December 31, 2003. Unrealized gains and losses, representing the difference between an investment's cost and its fair value, are charged (credited) directly to shareholders' equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

         The Company periodically reviews available for sale securities for impairment that is other than temporary. At December 31, 2004 and 2003, no write down was required to record other than temporary impairment of securities.

         DEFERRED LOAN COSTS:

         Prepaid expenses and other current assets include deferred loan costs of $540,000 at December 31, 2004 and $631,000 at December 31, 2003.
         Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $86,000 in 2004, $394,000 in 2003 and $57,000 is 2002. The 2003 expense amount includes the write-off of unamortized deferred loan costs related to loans that were refinanced in 2003.

         REAL ESTATE AND OTHER PROPERTIES:

         Real estate properties and other property and equipment are stated at cost. Costs incurred to maintain and repair the property are expensed as incurred. Depreciation is provided on the straight-line method using an estimated useful life of 30 to 35 years for real estate buildings and seven years for furniture, fixtures and equipment at the properties, which approximates their estimated useful life.

         The Company has designated certain real estate properties as held for sale and reports results of operating the properties, including interest expense, and the gain or loss on the sale of such real estate properties as "Discontinued Operations". The Company ceases depreciating a property when it is designated as held for sale.

         The composition of the Company's real estate and other properties follows:

                                                                          December 31,
                                                            ------------------------------------
                                                                 2004                  2003
                                                            -------------         -------------
Real estate and other properties:
Land                                                        $   8,092,000         $   8,061,000
Building                                                       30,889,000            29,797,000
Furniture, fixtures and equipment                               7,788,000             7,261,000

Accumulated depreciation                                      (13,292,000)          (11,619,000)
                                                            -------------         -------------

Net real estate and other properties                           33,477,000            33,500,000
                                                            -------------         -------------

Real estate held for sale:
Land                                                            1,751,000             7,622,000
Building                                                        8,086,000            15,923,000
Furniture, fixtures and equipment                               2,331,000             3,405,000

Accumulated depreciation                                       (3,608,000)           (6,112,000)
                                                            -------------         -------------

Net real estate held for sale                                   8,560,000            20,838,000
                                                            -------------         -------------

Oil and gas properties held for sale:
Gross oil and gas properties                                            -           143,601,000
Accumulated depreciation, depletion and amortization                    -          (116,064,000)
                                                            -------------         -------------

Net oil and gas properties held for sale                                -            27,537,000
                                                            -------------         -------------

Net property, furniture, fixtures and equipment             $  42,037,000         $  81,875,000
                                                            =============         =============

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

         Management does not believe at December 31, 2004 and 2003 that the value of any of its properties is impaired.

         REVENUE RECOGNITION:

         Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenants. For commercial properties, rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. For residential properties where lease agreements are almost exclusively for one-year terms, rental revenue is recognized in accordance with the contractual terms of the underlying leases. The Company follows a policy of aggressively pursuing its rental tenants to ensure timely payment of amounts due. When a tenant becomes 30 days in arrears on paying rent, the amount is generally written-off and turned over to a collection agency for action. Accordingly, no allowance for uncollectible accounts is maintained for the Company's real estate tenants.

         An allowance for uncollectible accounts was maintained based on the Company's estimate of the inability of its joint interest partners in the oil and gas division to make required payments. With the sale of the oil and gas division, the Company no longer maintains an allowance for uncollectible accounts.

         INCOME TAXES:

         Deferred taxes are provided for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences are those related to tax over book depreciation and unrealized gains and losses on marketable securities. In addition, the Company has provided $2.1 million of deferred U.S. taxes for the repatriation of earnings from its Canadian subsidiary and $0.9 million of Canadian withholding taxes.

         Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2004 and 2003 the Company had a zero valuation allowance.

         FOREIGN OPERATIONS:

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

         Realized foreign exchange gain (loss) of $(528,000), $(179,000) and $29,000, net of taxes, are included in the statements of operations for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 transaction relates to the settlement of an intercompany loan from the Canadian subsidiary to Wilshire. The 2003 and 2002 foreign exchange gain (loss) related to the conversion of the proceeds of maturing U.S. dollar denominated Certificate of Deposit accounts to Canadian dollars. These amounts are included in Discontinued Operations - Oil and Gas.

         See Note 2 for additional information on the sale of the Canadian oil and gas assets in 2004.

         EARNINGS (LOSS) PER SHARE:

         Basic earnings (loss) per share are calculated by dividing net income
         (loss) by the weighted average number of shares outstanding during each period. The calculation of diluted earnings (loss) per share is similar to that of basic earnings (loss) per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

         In computing diluted earnings (loss) per share for the years ended December 31, 2004 and 2002, the assumed exercise of all of Wilshire's outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the earnings (loss) per share calculation table below. Diluted earnings (loss) per share for the year ended December 31, 2003 has not been presented, since the Company incurred a loss and the assumed exercise of the 438,740 stock options outstanding would have been anti-dilutive.

                                                               2004              2002
                                                               ----              ----
            Numerator-
               Net income (loss) - Basic and Diluted        $2,638,000        $1,076,000
                                                            ==========        ==========

            Denominator-
              Weighted average common
               shares outstanding - Basic                    7,795,843         7,831,817
              Incremental shares from assumed
               conversions of stock options                    159,242               234
                                                            ----------        ----------

              Weighted average common shares
               outstanding - Diluted                         7,955,085         7,832,051
                                                            ==========        ==========

            Basic earnings (loss) per share:                $     0.34        $     0.14
                                                            ==========        ==========

            Diluted earnings (loss) per share:              $     0.33        $     0.14
                                                            ==========        ==========

         STOCK-BASED COMPENSATION:

         In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," Wilshire will recognize compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the "intrinsic value method"). However, Wilshire will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures" ("SFAS 148"), of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

         In accordance with the provisions of SFAS 123, all other issuances of shares, options or other equity instruments to employees and non-employees as the consideration for goods or services received by Wilshire are accounted for based on the fair value of the equity instruments issued (unless the fair value of the consideration received can be more reliably measured). The fair value of any options or similar equity instruments issued will be estimated based on the Black-Scholes option-pricing model, which meets the criteria set forth in SFAS 123, and the assumption that all of the options or other equity instruments will ultimately vest. Such fair value is measured as of an appropriate date pursuant to EITF Issue No. 96-18 (generally, the earlier of the date the other party becomes committed to provide goods or services or the date performance by the other party is complete) and capitalized or expensed as if Wilshire had paid cash for the goods or services.

         All outstanding stock options were granted at exercise prices that equaled the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock option plans.

         The pro forma impact of expensing stock options for the years ended December 31, 2004, 2003 and 2002 would have reduced reported net income for the year ended December 31, 2004 and 2002 by approximately $21,000 and $11,000, respectively. The net loss reported in the year ended December 31, 2003 would have increased by approximately $61,000. The per share impact, basic and diluted, would have been less than $0.01 per share for the years ended December 31, 2004 and 2002 and $0.01 per share for the year ended December 31, 2003.

         The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

                                                                     2004                2003               2002
                                                                     ----                ----               ----

         Weighted average market price                              $5.18               $3.60              $3.32
         Risk free interest rate                                    3.97%               3.00%              3.87%
         Volatility                                                 37.4%               33.1%              33.1%
         Dividend yield                                                -%                  -%                 -%
         Expected option life                                     5 years             5 years            5 years

         ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

         Comprehensive income (loss) includes net income (loss), unrealized gain
         (loss) on available for sale securities and foreign currency translation adjustments.

         Changes in the components of Accumulated other Comprehensive Income
         (Loss) for the years 2004, 2003 and 2002 are as follows -

                                                       Unrealized Gains                Cumulative              Accumulated
                                                            (Losses) on          Foreign Currency                    Other
                                                     Available-for-Sale               Translation            Comprehensive
                                                             Securities                Adjustment            Income (Loss)
                                                             ----------                ----------            -------------
            BALANCE, December 31, 2001                      $ 1,095,000              $(3,830,000)             $(2,735,000)
                  Change for the year 2002                     (442,000)                  88,000                 (354,000)
                                                            -----------              -----------              -----------
            BALANCE, December 31, 2002                          653,000               (3,742,000)              (3,089,000)
                  Change for the year 2003                     (545,000)               2,206,000                1,661,000
                                                            -----------              -----------              -----------
            BALANCE, December 31, 2003                          108,000               (1,536,000)              (1,428,000)
                  Change for the year 2004                      456,000                1,562,000                2,018,000
                                                            -----------              -----------              -----------
            BALANCE, December 31, 2004                      $   564,000              $    26,000              $   590,000
                                                            ===========              ===========              ===========

         The change in unrealized gains (losses) on available for sale securities in 2003 includes a transfer to realized gain of $822,000.

         ADVERTISING EXPENSE:

         The Company advertises for tenants for its properties through various media, including print and internet. Advertising costs are expensed as incurred and amounted to $252,000 in 2004, $269,000 in 2003 and $273,000 in 2002.

         RECLASSIFICATIONS:

         Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation.

2. DISCONTINUED OPERATIONS:

         During 2004, the Company sold 13 residential properties located in Jersey City, New Jersey and parcels of land in South Brunswick, New Jersey, and Montville, New Jersey, for gross proceeds of $19,700,000 and an after-tax gain of $4,056,000. In 2003, three residential properties in Florida were sold for gross proceeds of $3,190,000, yielding an after-tax gain of $1,081,000. In 2002, two condominium units and one parcel of unimproved land in New Jersey were sold for gross proceeds of $745,000, $150,000 after-tax gain.

         The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2004, the Company's residential apartment complexes known as Biltmore Club (Phoenix, Arizona) and Twelve Oaks (Atlanta, Georgia) and its office building Amboy Towers (Perth Amboy, New Jersey) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

         The Company has entered into an agreement to sell Biltmore Club. See
         Note 11 to Notes to Consolidated Financial Statements for additional information.

         The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. After closing adjustments, the proceeds were reduced to $28,131,000. The Company recorded a net gain on the sale of its oil and gas assets of $567,000.

         During 2004 and 2003, respectively, the Company recorded losses, net of taxes from operating its oil and gas businesses of $1,278,000 and $3,178,000, respectively. The net loss from operating the oil and gas business in 2004 includes the operating results of the oil and gas business for January and February and the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale. The Company reported net income from operating its oil and gas business in 2002 of $1,008,000.

3. LONG-TERM DEBT:

         Long-term debt as of December 31 consists of the following:

                                                                                             2004                          2003
                                                                                             ----                          ----

         Mortgage notes payable (a)                                                   $11,935,000                   $18,467,000
         Mortgage notes payable (b)                                                    30,802,000                    31,195,000
         Mortgage notes payable (c)                                                     4,118,000                     4,162,000
         Note payable (d)                                                                       -                     2,700,000
         Revolving demand loan (e)                                                              -                     1,970,000
                                                                                      -----------                   -----------
         Total                                                                         46,855,000                    58,494,000
         Less current portion                                                             729,000                     7,148,000
                                                                                      -----------                   -----------

         Long term portion                                                            $46,126,000                   $51,346,000
                                                                                      ===========                   ===========

         Long-term debt applicable to discontinued operations: (a)(b)
         Included in current liabilities                                                $ 156,000                   $ 3,654,000
         Included in noncurrent liabilities                                            10,547,000                    14,514,000
                                                                                      -----------                   -----------

         Total                                                                        $10,703,000                   $18,168,000
                                                                                      ===========                   ===========


(a) Mortgage notes payable to North Fork Bank (formerly The Trust Company of New Jersey) payable in monthly installments, bearing interest at a weighted average effective rate of 7.53%. These mortgage notes were secured by a first mortgage interest in various residential and commercial real estate properties in Arizona, Florida, Georgia, and New Jersey and matured at various dates through 2010. On March 1, 2003, the notes were modified to reflect an effective interest rate of 6.375% for the next five years and a revised maturity of February 2013. At December 31, 2004, the properties securing the notes had an approximate net book value of $12,766,000.
(b) Mortgage notes payable to five real estate mortgage conduits arranged by Merrill Lynch that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2004 had an approximate net book value of $19,727,000.
(c) Mortgage note payable to Orix Real Estate Capital Markets that is payable in monthly installments of principal and interest, bears interest at 7.9% and matures in June 2009. The note is secured by residential property located in Texas that at December 31, 2004 had an approximate net book value of $5,329,000.
(d) During December 2003, the Company obtained a note payable of $2,700,000 to The Trust Company of New Jersey. This loan bore interest at the prime lending rate and matured in March 2004 and was paid in full. The note was secured by a certificate of deposit in the same amount.
(e) In August 2002, the Company's Canadian subsidiary entered into a maximum $5,088,000 ($8,000,000 Canadian) revolving operating demand loan with the National Bank of Canada (the "Bank"). The loan bears interest at the Bank's prime lending rate (4.5% at December 31, 2003) plus 0.25% and is paid monthly. The loan was obtained to fund the Company's capital requirements with respect to the drilling of 211 development wells in Canada. The loan provisions requires the Company to repay the outstanding debt solely from available cash generated from its Canadian operations until the debt is paid in full. At December 31, 2003, the Company owed the Bank $1,970,000 ($2,550,000 Canadian) under the loan. The loan was paid in full in April 2004 from the proceeds from the sale of the Canadian oil and gas operations.

         The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2004 and thereafter are -

         Year                                                      Amount
         ----                                                      ------
         2005                                                 $   729,000
         2006                                                     785,000
         2007                                                     845,000
         2008                                                     906,000
         2009                                                   4,797,000
         Thereafter                                            38,793,000
                                                              -----------
                                                              $46,855,000
                                                              ===========

4.       MORTGAGE NOTES RECEIVABLE:

         During June 2000, the Company acquired mortgage notes receivable collateralized by underlying property from The Trust Company of New Jersey for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. The mortgage notes receivable and subsequent advances are due 2007 and bear interest at 9.75%. In connection with the mortgage note receivable the Company will earn a $2,500,000 financing fee. The fee is being recognized in income by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company has the right to receive a portion of the proceeds from the sale of the underlying property. During the years 2004 and 2003, the Company received amortization and financing fees in the amount of $471,000 and $650,000, respectively.

         In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter 2005 of approximately $400,000 after taxes on this transaction.

5.       COMMITMENTS AND CONTINGENCIES:

         COMMERCIAL LEASES:

         Wilshire leases commercial space to tenants for periods of up to five years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in years subsequent to December 31, 2004 are as follows:

         Year ending December 31,                                   Amount (1)

         2005                                                      $1,303,000
         2006                                                         820,000
         2007                                                         580,000
         2008                                                         305,000
         2009                                                         143,000
         Thereafter                                                   890,000
                                                                   ----------
                                                                   $4,041,000
                                                                   ==========

         (1) Excludes rental income from the Wilshire Grand Hotel, which has a triple net lease.

         The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimal rentals nor rentals from replacement tenants are included.

         Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants' sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2004 were not material.

         RESIDENTIAL LEASES:

         Lease terms for residential tenants are usually one year or less.

         CITY OF PERTH AMBOY, NEW JERSEY:

         Wilshire achieved a settlement agreement with the City of Perth Amboy, New Jersey, regarding the redevelopment zone status of its office building Amboy Towers. In an agreement signed in February 2005, the City has agreed to exclude Amboy Towers from the redevelopment zone and Wilshire has agreed to invest $750,000 in capital improvements in the building over the 18-month period commencing with the signing of the agreement.

         HEADQUARTERS LEASE:

         Wilshire has entered into an agreement to lease office space for its headquarters at One Gateway Center in Newark, New Jersey. The effective date of the lease is April 1, 2005 and it is for a 65 month period with two renewal options each for a five-year period. Wilshire has the right to cancel the lease after 24 months subject to reimbursing the landlord for certain unamortized costs associated with tenant improvements and real estate commissions. The base rent in the lease is $29.00 per square foot, with Wilshire receiving in the third year of the lease agreement five months of free rent. Base rental expense will be recognized on a straight-line basis and will amount to $121,000 per year.

         The Company is currently leasing space on a month-to-month basis in Jersey City, New Jersey, and does not anticipate any penalty from the termination of this lease. The Company also leased space on month to month leases in Calgary, Canada and Oklahoma City, Oklahoma for its oil and gas business. The lease in Calgary, Canada was terminated in April 2004 with the sale of the Canadian oil and gas assets. The lease in Oklahoma City, Oklahoma was terminated in June 2004 after the final settlement of the sale of the United States oil and gas assets. Rental expense for all of the Company's offices amounted to approximately $60,000 in 2004 and $101,000 in 2003 and 2002.

         RIGHTS PLAN:

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

         As of December 31, 2004 and 2003, 7,778,812 and 7,802,831,
         respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2004 and 2003, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

         SHARE REPURCHASE AUTHORIZATION:

         On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2004, the Company had purchased 38,478 shares under this program at an approximate cost of $198,000 or $5.15 per share.

6.       STOCK OPTION PLANS:

         In June 2004, the Company's stockholders approved the 2004 Stock Option and Incentive Plan (the "2004 Incentive Plan"). The purpose of the 2004 Incentive Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Incentive Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Incentive Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Incentive Plan is 600,000, subject to adjustment under the terms of the 2004 Incentive Plan.

         In June 2004, the Company's stockholders approved the 2004 Non-Employee Director Stock Option Plan (the "2004 Director Plan"). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company's performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company and on each anniversary date of the 2004 Director Plan's adoption will receive an additional 5,000 options to purchase common shares of the Company.

         In June 1995, the Company adopted two stock-based compensation plans (1995 Stock Option and Incentive Plan "Incentive Plan"; and 1995 Non-employee Director Stock Option Plan "Director Plan") under which, up to 450,000 and 150,000 shares, respectively are available for grant. In 2002, 339,750 options were granted under the Incentive Plan. No options were granted under the Director Plan in 2002.

         In 2003, 50,000 options were granted under the Incentive Plan and 5,000 options were granted under the Director Plan.

         In 2004, 5,000 options were granted under the Director Plan and 50,000 options were granted under the 2004 Director Plan. No options were granted under the 2004 Incentive Plan.

         The number and terms of the options granted under these plans are determined by the Company's Stock Option Committee (the Committee) based on the fair market value of the Company's common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

         The following table summarized stock option activity for 2004, 2003 and 2002:

                                                               2004                         2003                          2002
                                               --------------------        ---------------------       -----------------------
                                                              Price                        Price                         Price
                                               Shares      Low-High        Shares       Low-High        Shares        Low-High
                                               ------      --------        ------       --------        ------        --------
Options outstanding at
beginning of year                              438,740     $3.32-6.12      383,740     $3.32-6.12      111,954     $3.94-6.51
Options granted                                 55,000      5.15-5.48       55,000      3.51-4.55      339,750           3.32
Options exercised                               (9,330)     3.32-5.95            -              -           -               -
Options terminated and  expired                (26,950)          3.32            -              -     (67,964)      5.53-6.51
                                               -------                     -------                    -------
Options  outstanding  at  end
of year                                        457,460     $3.32-6.12      438,740     $3.32-6.12      383,740     $3.32-6.12
                                               =======     ===========    ========     ==========     ========     ==========
Options  exercisable  at  end
of year                                        364,760     $3.94-6.12      185,940     $3.94-6.12       40,990     $3.94-6.12
                                               =======     ===========    ========     ==========     ========     ==========

         The fair value of the options granted during 2004 was $112,000. The remaining weighted average contractual life of the options outstanding at December 31, 2004 was 7.4 years.

         During 2004, 4,529 shares of common stock were granted to employees under the 2004 Incentive Plan. The employee's right to receive these restricted shares vest serially over a three-year period. Compensation expense for the year ended December 31, 2004 includes an insignificant amount related to the issuance of these shares.

         During 2004, 600 shares of common stock were granted under the 2004 Incentive Plan to non-employees who are involved with managing the Company's real estate properties. The shares were valued at their fair value on the date of grant and had an insignificant impact on the Company's financial condition.

         At the time of his retirement on June 30, 2004, the former President of the Company had 300,000 stock options outstanding with a weighted average exercise price of $3.35 per share. As part of the three year consulting arrangement between the former President and the Company, the life of his stock options were extended for the length of his consulting arrangement. This arrangement has resulted in the Company valuing his stock options at $495,000, which is the difference between the intrinsic value of the stock options at their date of grant and the market value of the Company's common stock at June 30, 2004. This value has been recorded as an increase to capital in excess of par value and an increase to unearned compensation, both separate components of stockholders' equity. The unearned compensation amount is being amortized into general and administrative expense over the term of the three year consulting arrangement. At December 31, 2004, $431,000 was remaining to be amortized into general and administrative expense over the next 2 1/2 years and $82,000 had been recognized in expense in 2004.

7.       INCOME TAXES

         The components of income before income taxes is as follows:


                                               2004                2003               2002
                                               ----                ----               ----

United States operations                    $ 2,662,000        $ 2,440,000         $ 1,366,000

Operations outside the United States          1,866,000         (2,770,000)             40,000
                                            -----------        -----------         -----------
        Total                               $ 4,528,000        $  (330,000)        $ 1,406,000)
                                            ===========        ===========         ===========

         Provision (benefit) for income taxes consist of the following:

                                    2004                2003                2002
                                    ----                ----                ----

Continuing Operations
     Federal
        Current                  $  (594,000)        $  (788,000)        $  (351,000)

        Deferred                     189,000             681,000             304,000
                                 -----------         -----------         -----------
                                    (405,000)           (107,000)            (47,000)
                                 -----------         -----------         -----------
     State
        Current                      670,000                   -                   -

        Deferred                    (486,000)                  -                   -
                                 -----------         -----------         -----------
                                     184,000                   -                   -
                                 -----------         -----------         -----------
        Total Continuing         $  (221,000)        $  (107,000)        $   (47,000)
                                 ===========         ===========         ===========
Discontinued Operations
     Real Estate
        Federal
        Current                  $ 2,275,000         $   402,000         $   221,000

        Deferred                    (247,000)            (41,000)           (368,000)
                                 -----------         -----------         -----------
                                   2,028,000             361,000            (147,000)
                                 -----------         -----------         -----------
        State
        Current                      222,000                   -                   -
        Deferred                    (176,000)                  -                   -
                                 -----------         -----------         -----------
                                      46,000                   -                   -
                                 -----------         -----------         -----------
        Total Real Estate        $ 2,074,000         $   361,000         $  (147,000)
                                 ===========         ===========         ===========
     Oil and Gas
        Federal
        Current                  $ 2,598,000         $    68,000         $   161,000
        Deferred                  (3,488,000)           (569,000)            326,000
                                 -----------         -----------         -----------
                                    (890,000)           (501,000)            487,000
                                 -----------         -----------         -----------
        State
        Current                        3,000              42,000              38,000
        Deferred                           -                   -                   -
                                 -----------         -----------         -----------
                                       3,000              42,000              38,000
                                 -----------         -----------         -----------
        Foreign
        Current                    4,044,000             635,000            (501,000)
        Deferred                  (3,120,000)         (1,987,000)            500,000
                                 -----------         -----------         -----------
                                     924,000          (1,352,000)             (1,000)
                                 -----------         -----------         -----------
        Total Oil & Gas               37,000         $(1,811,000)        $   524,000
                                 ===========         ===========         ===========

        Total                    $ 1,890,000         $(1,557,000)        $   330,000
                                 ===========         ===========         ===========

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate is as follows:


                                             Amount           %         Amount          %        Amount           %

Federal income tax provision
(benefit) at statutory rate               $ 1,585,000       35.0%   $(1,376,000)     (35.0)%  $   478,000       34.0%
State income tax net of Federal impact        152,000        3.3         27,000        0.7         25,000        1.8
Impact of foreign operations                  271,000        6.0        408,000       10.4        (87,000)      (6.2)
Dividend exclusion                            (50,000)      (1.1)       (91,000)      (2.3)       (86,000)      (6.1)

Tax-exempt interest                           (68,000)      (1.5)             -        -                -         -
Liquidating dividend from foreign
operations                                          -         -       2,075,000       52.8              -         -

Impairment tax benefit                              -         -      (2,600,000)     (66.2)             -         -
                                          -----------      ----     -----------       ----    -----------      ----
Total tax expense (benefit) /
Effective tax rate (benefit)              $ 1,890,000       41.7%   $(1,557,000)     (39.6)%  $   330,000       23.5%
                                          ===========       ====    ===========       ====    ===========       ====


         Significant components of deferred tax liabilities as of December 31, 2004 and 2003 were as follows -

                                                                        2004                    2003
                                                                        ----                    ----

Tax over book depreciation, depletion and amortization -
     Oil and gas and real estate properties - U.S.                  $  1,485,000             $  5,837,000
     Oil and gas properties - Canada                                           0                5,734,000
Deferred gains on sales of real estate properties - U.S.                 370,000                  412,000
U.S. tax on liquidating dividend from Canada                           2,075,000                2,075,000
Reserve for impairment - oil and gas                                           -               (2,600,000)
Unrealized gain on marketable securities                                 390,000                   89,000
                                                                    ------------             ------------

     Net deferred tax liability                                        4,320,000               11,547,000

Deferred tax liability included in  current                           (2,465,000)             (10,489,000)
                                                                    ------------             ------------

     Noncurrent deferred tax liability                              $  1,855,000             $  1,058,000
                                                                    ============             ============

8.       SEGMENT INFORMATION:

         SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a "management approach" in identifying the reportable segments.

         Wilshire has determined that it has two reportable segments within its continuing operations: residential properties and commercial properties. These reportable segments have different types of customers and are managed separately because each requires different operating strategies and management expertise. The residential property segment has seven separate properties and the commercial segment has five properties. The accounting policies of the segments are the same as those described in Note 1.

         The chief operating decision-making group of Wilshire's residential and commercial real estate segments and corporate/other activities is comprised of Wilshire's Chairman & Chief Executive Officer, President & Chief Operating Officer and Chief Financial Officer.

         Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property's contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company's performance than income
         (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

         Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three years in the period ended December 31, 2004. Asset information is not reported since Wilshire does not use this measure to assess performance.

                                                                            2004              2003              2002
                                                                            ----              ----              ----
Real estate revenue:
Residential                                                              $ 7,456,000       $ 7,313,000       $ 7,272,000
Commercial                                                                 2,250,000         1,944,000         1,871,000
                                                                         -----------       -----------       -----------
Total                                                                    $ 9,706,000       $ 9,257,000       $ 9,143,000
                                                                         -----------       -----------       -----------

Real estate operating expenses:
Residential                                                              $ 4,337,000       $ 4,405,000       $ 4,096,000
Commercial                                                                 1,162,000         1,048,000         1,164,000
                                                                         -----------       -----------       -----------
Total                                                                    $ 5,499,000       $ 5,453,000       $ 5,260,000
                                                                         -----------       -----------       -----------

Net operating income:
Residential                                                              $ 3,119,000       $ 2,908,000       $ 3,176,000
Commercial                                                                 1,088,000           896,000           707,000
                                                                         -----------       -----------       -----------
Total                                                                    $ 4,207,000       $ 3,804,000       $ 3,883,000
                                                                         -----------       -----------       -----------

Capital improvements:
Residential                                                              $ 1,369,000       $ 1,255,000       $   678,000
Commercial                                                                   333,000           460,000         1,218,000
                                                                         -----------       -----------       -----------
Total                                                                    $ 1,702,000       $ 1,715,000       $ 1,896,000
                                                                         -----------       -----------       -----------

Reconciliation of NOI to consolidated income (loss) from continuing operations:
Segment NOI                                                              $ 4,207,000       $ 3,804,000       $ 3,883,000
Total other income, including net investment income                        1,314,000         4,596,000         2,128,000
Depreciation expense                                                      (1,673,000)       (1,647,000)       (1,541,000)
General and administrative expense                                        (2,143,000)       (2,349,000)       (2,131,000)
Interest expense                                                          (2,343,000)       (3,408,000)       (2,226,000)
Income tax benefit                                                           221,000           107,000            47,000
                                                                         -----------       -----------       -----------

Income from continuing operations                                        $  (417,000)      $ 1,103,000       $   160,000
                                                                         ===========       ===========       ===========


9.       PREFERRED STOCK

         The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2004 and 2003, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

10.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         Cash equivalents, accounts receivable, accounts payable, and revolving credit facilities balances reasonably approximate their fair values due to the short maturities of these items. The mortgage receivable is valued at $1.1 million, which equals the settlement price agreed to with the borrower in February 2005 and exceeds its carrying value by $662,000.

         Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $46.0 million, which is lower than the carrying value by $0.9 million.

         Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2004. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.      SUBSEQUENT EVENTS

         In January 2005, the Company sold one 2-bedroom condominium at Galsworthy Arms, New Jersey, for gross proceeds of $269,500. After payment of closing costs and taxes, the Company will realize net income in the first quarter 2005 of approximately $115,000.

         In February 2005, the Company signed an agreement to sell its Biltmore Club apartment complex (Phoenix, Arizona) to GDG Partners L.L.C. for $20,956,000. The agreement is expected to close no later than December 23, 2005. GDG Partners L.L.C. has paid Wilshire a nonrefundable deposit of $100,000 and additional nonrefundable deposits of $150,000 and $250,000 are required by April 3, 2005 and July 2, 2005, respectively. We expect to report a gain on the sale after taxes of approximately $8.5 million and have net proceeds after transaction costs and paying off the mortgage of approximately $10.0 million.

         The Company held a mortgage receivable with a gross carrying value of $1,165,000 and $727,000 of unearned income as of December 31, 2004. Security for the mortgage was a first lien on in excess of 100 condominium units in two contiguous buildings located in Jersey City, New Jersey. On February 22, 2005, the Company entered into an agreement with the mortgagee to settle and satisfy the mortgage for $1,100,000, which was paid in the first quarter of 2005. At the conclusion of this transaction, the Company will recognize a gain of approximately $400,000 in the first quarter of 2005.

         In March 2005, the Company signed an agreement to sell its Twelve Oaks apartment complex (Atlanta, Georgia) to Interstate East Management, Inc. for $1,725,000. The agreement contains a "time is of the essence clause" and is expected to close as soon as practicable. We expect to report a gain on the sale after taxes of approximately $440,000. The property had been highly leveraged and the transaction will generate net proceeds after transaction costs and taxes of approximately $1,379,000, which will be used to repay the outstanding mortgage balance of approximately $1,609,000. The shortfall in the net proceeds will be made up from general corporate sources of funds.

         Also in March 2005 the Company was evaluating alternatives for optimizing its investment in the Wilshire Grand Hotel and Banquet Facility (the "Wilshire Hotel"). The Company leases the Wilshire Hotel under two 25-year operating leases, one for the hotel and one for the banquet facility, to an experienced hotel operator (the "Hotel Operator"). The Hotel Operator has encountered financial adversity and in 2004 ceased payment on its mortgage obligations, which are held by a third party (the "Mortgagor"). As of March 2005, the Hotel Operator was also delinquent on lease payments to Wilshire for the months of January, February and March 2005. The Mortgagor is required to cure any defaults of the Hotel Operator (i.e., pay any amounts due Wilshire under the lease) in order to protect its mortgage and cannot impair Wilshire's ownership interest in the property. As a result of the Hotel Operator's delinquency, Wilshire is evaluating alternatives for its investment including: a) declaring the Hotel Operator in default and pursuing tenant eviction proceedings and b) assisting in the consummation of a settlement agreement by which Wilshire would assume operational control of the Wilshire Hotel and in the event of a subsequent sale of the hotel, would receive an agreed upon value prior to any proceeds being distributed to the Mortgagor or Hotel Operator. At this time, Wilshire does not expect to incur a loss on this property.

12.      QUARTERLY DATA (UNAUDITED)

         The following represents the Company's results of operations for each quarter for the years ended December 31, 2004 and 2003. The amounts presents are different from amounts presented in the Company's quarterly reports on Form 10-Q due to the reclassification of certain amounts of revenue and expense to discontinued operations - real estate to reflect the designation of additional properties as discontinued.

                                                                     Quarter ended
                                              -----------------------------------------------------------------
                                                March 31          June 30        September 30       December 31
                                                --------          -------        ------------       -----------
2004:
Revenues                                      $ 2,429,000       $ 2,479,000       $ 2,445,000       $ 2,353,000
                                              -----------       -----------       -----------       -----------

Costs and expenses:
Operating expenses                              1,388,000         1,332,000         1,416,000         1,363,000
Depreciation                                      427,000           398,000           398,000           450,000
General and administrative                        329,000           543,000           752,000           519,000
                                              -----------       -----------       -----------       -----------
Total costs and expenses                        2,144,000         2,273,000         2,566,000         2,332,000
                                              -----------       -----------       -----------       -----------

Income (loss) from operations                     285,000           206,000          (121,000)           21,000

Dividend and interest income                      194,000            46,000           192,000           253,000
Other income                                       53,000           185,000           206,000           185,000
Interest expense including  amortization
of deferred financing costs                      (616,000)         (583,000)         (579,000)         (565,000)
                                              -----------       -----------       -----------       -----------

Income (loss) before provision for taxes          (84,000)         (146,000)         (302,000)         (106,000)
Income taxes                                      (53,000)          (79,000)         (115,000)           26,000
                                              -----------       -----------       -----------       -----------

Income (loss) from continuing operations          (31,000)          (67,000)         (187,000)         (132,000)

Discontinued operations - real estate           2,887,000           248,000            (1,000)          632,000
Discontinued operations - oil & gas              (257,000)          842,000          (390,000)         (906,000)
                                              -----------       -----------       -----------       -----------

Net income (loss)                             $ 2,599,000       $ 1,023,000       $  (578,000)      $  (406,000)
                                              ===========       ===========       ===========       ===========

Basic earnings (loss) per share:
Continuing operations                               $   -            $(0.01)           $(0.02)           $(0.02)
Discontinued operations                              0.34              0.14                 -             (0.04)
                                                    -----             -----            ------            ------
Net income (loss)                                   $0.34             $0.13            $(0.02)           $(0.06)
                                                    =====             =====            ======            ======

Diluted earnings (loss) per share:
Continuing operations                               $   -            $(0.01)           $(0.02)           $(0.02)
Discontinued operations                              0.34              0.14                 -             (0.04)
                                                    -----             -----            ------            ------
Net income (loss)                                   $0.34             $0.13            $(0.02)           $(0.06)
                                                    =====             =====            ======            ======

                                                                      Quarter Ending
                                              -----------------------------------------------------------------
                                                March 31         June 30         September 30       December 31
                                                --------         -------         ------------       -----------
2003:
Revenues                                      $ 2,268,000       $ 2,286,000       $ 2,336,000       $ 2,367,000
                                              -----------       -----------       -----------       -----------

Costs and expenses:
Operating expenses                              1,313,000         1,327,000         1,419,000         1,394,000
Depreciation                                      418,000           415,000           415,000           399,000
General and administrative                        444,000           537,000           427,000           941,000
                                              -----------       -----------       -----------       -----------
Total costs and expenses                        2,175,000         2,279,000         2,261,000         2,734,000
                                              -----------       -----------       -----------       -----------

Income (loss) from operations                      93,000             7,000            75,000          (367,000)

Dividend and interest income                      224,000           145,000           176,000           198,000
Sale of marketable securities                     261,000                 -         2,360,000                 -
Life insurance proceeds                         1,000,000                 -                 -                 -
Other income                                      126,000           127,000            (6,000)          (15,000)
Interest expense including  amortization
of deferred financing costs                    (1,270,000)         (694,000)         (769,000)         (675,000)
                                              -----------       -----------       -----------       -----------

Income (loss) before provision for taxes          434,000          (415,000)        1,836,000          (859,000)
Income taxes                                     (185,000)         (181,000)          580,000          (321,000)
                                              -----------       -----------       -----------       -----------

Income (loss) from continuing operations          619,000          (234,000)        1,256,000          (538,000)

Discontinued operations - real estate            (252,000)           43,000           452,000           459,000
Discontinued operations - oil & gas               646,000           457,000            39,000        (4,320,000)
                                              -----------       -----------       -----------       -----------
Net income (loss)                             $ 1,013,000       $   266,000       $ 1,747,000       $(4,399,000)
                                              ===========       ===========       ===========       ===========

Basic earnings (loss) per share:
Continuing operations                               $0.08            $(0.03)            $0.16            $(0.07)
Discontinued operations                              0.05              0.06              0.06             (0.49)
                                                    -----            ------             -----            ------
Net income (loss)                                   $0.13             $0.03             $0.22            $(0.56)
                                                    =====             =====             =====            ======

Diluted earnings (loss) per share:
Continuing operations                               $0.08            $(0.03)            $0.16            $(0.07)
Discontinued operations                              0.05              0.06              0.06             (0.49)
                                                    -----            ------             -----            ------
Net income (loss)                                   $0.13             $0.03             $0.22            $(0.56)
                                                    =====             =====             =====            ======

             SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 2004
                                   ($ IN 000S)

                                                                                           Column E
                                                              Column D                   Gross Amount
                                                          Costs Capitalized                At Which
                                       Column C             Subsequent To               Carried as of
Column A         Column B            Initial Cost            Acquisition              December 31, 2004
--------         --------            ------------            -----------              -----------------



                                           Building &            Building &               Building &
Description      Encumbrances   Land      Improvements  Land    Improvements   Land      Improvements    Total
-----------      ------------   ----      ------------  ----    ------------   ----      ------------    -----

Arizona
378 unit         $9,103         $600      $4,050        $-0-    $3,125         $600      $7,175         $7,775
garden
apartment
complex
340 unit         $10,473        $800      $5,600        $-0-    $2,888         $800      $8,488         $9,288
garden
apartment
complex
53,000 square    $3,887         $313      $2,384        $-0-    $1,702         $313      $4,086         $4,399
foot office
building

Texas
228 unit         $4,307         $620      $3,015        $-0-    $2,721         $620      $5,736         $6,356
apartment
complex
180 unit         $4,121         $805      $4,450        $-0-    $658           $805      $5,108         $5,913
apartment
complex

New Jersey
45 unit          $1,544         $517      $1,533        $-0-    $622           $517      $2,155         $2,672
condominium
complex
132 unit         $4,894         $480      $3,541        $-0-    $566           $480      $4,107         $4,587
apartment
complex
Hotel &
banquet
facility         $3,421         $3,057    $1,031        $-0-    $1,298         $3,057    $2,329         $5,386

Other
residential      $4,065         $470      $3,365        $-0-    $1,545         $470      $4,910         $5,380

Other
office/retail    $1,040         $654      $2,610        $-0-    $2,372         $654      $5,001         $5,655

Land held for
development      $-0-           $1,526    $-0-          $-0-    $-0-           $1,526    $-0-           $1,526

                 $46,855        $9,842    $31,579       $-0-    $17,497        $9,842    $49,095        $58,937
                 =======        ======    =======       ====    =======        ======    =======        =======





Column A            Column F       Column H    Column I
--------            --------       --------    --------

                                               Life on
                                               Which
                     Accumulated    Date       Depreciation
Description         Depreciation    Acquired   is Computed
-----------         ------------    --------   -----------

Arizona
378 unit            $2,931         1992        Various
garden
apartment
complex
340 unit            $3,636         1992        Various
garden
apartment
complex
53,000 square       $1,851         1992        Various
foot office
building

Texas
228 unit            $2,382         1992        Various
apartment
complex
180 unit            $585           2001        Various
apartment
complex

New Jersey
45 unit             $565           1993        Various
condominium
complex
132 unit            $1,122         1997        Various
apartment
complex
Hotel &             $497           1997        Various
banquet
facility

Other               $1,514         Various     Various
residential

Other               $1,817         Various     Various
office/retail

Land held for       $-0-           Various     Various
development

                    $16,900
                    =======

The changes in real estate for the three years ended December 31, 2004, are as follows:

                                                          2004          2003          2002
                                                          ----          ----          ----
                                                                     ($ in 000s)

Balance at beginning of year                            $72,069       $71,355       $69,161
Property acquisitions                                         -             -             -
Improvements                                              2,251         2,415         2,679
Retirements/disposals                                  (15,383)       (1,701)         (485)
                                                       -------        ------          ----
Balance at end of year                                  $58,937       $72,069       $71,355
                                                        =======       =======       =======


The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2004 was approximately $58,012.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2004, are as follows:

                                                           2004          2003          2002
                                                           ----          ----          ----
                                                                     ($ in 000s)

Balance at beginning of year                            $17,731       $15,504       $13,108
Depreciation for year                                     1,928         2,547         2,410
Retirements/disposals                                   (2,759)         (320)          (14)
                                                        -------       -------       -------
Balance at end of year                                  $16,900       $17,731       $15,504
                                                        =======       =======       =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP ("E&Y") informed the Company and its Audit Committee that it would decline to stand for re-election as the Company's Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2004 due to the economics of the engagement.

E&Y's reports on the Company's consolidated financial statements for each of the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2003 and 2002 and through July 5, 2004, the date that J.H. Cohn LLP was appointed as the Company's new Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2004, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to E&Y's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that a material weakness in internal controls was identified in connection with the Company's 2003 audit relating to its oil and gas business, which was addressed prior to finalizing the year end audit and had no effect on any previously filed financial statements. The oil and gas business has now been sold.

The Company has provided E&Y with a copy of the foregoing statements. Attached as Exhibits 16.1 and 16.2 is a copy of E&Y's letters dated June 25, 2004 and July 19, 2004, stating its agreement with such statements.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of Wilshire's disclosure controls and procedures. This evaluation was carried out under the supervision and with participation of Wilshire's management, including Wilshire's Chairman and Chief Executive Officer and Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in Wilshire's internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Wilshire's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Wilshire's reports filed under the Exchange Act is accumulated and communicated to management, including Wilshire's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

During the quarter there was a material weakness in our recording of a transaction involving equity compensation for one former employee, which was brought to our attention by our independent registered public accounting firm and was corrected prior to the finalization of our consolidated financial statements. Management believes it has taken the necessary actions to ensure the appropriate accounting treatment for this type of transaction if it occurs in the future.


ITEM 9B. OTHER INFORMATION

None

                                    PART III

Certain information required by Part III is incorporated by reference to Wilshire's 2005 definitive proxy statement (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the end of Wilshire's fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning Wilshire's Board of Directors required by this item is incorporated herein by reference to the sections titled "Election of Directors" and "Compliance with Section 16(a) of the Securities Exchange Act" in Wilshire's Proxy Statement for its Annual Meeting to be held in June 2005.

The information concerning Wilshire's executive officers required by this item is included in Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct for its officers and employees. A copy of the Code of Conduct is available on the Company's website
(http://www.wilshireenterprisesinc.com) under the caption "Corporate Policies."

ITEM 11. EXECUTIVE COMPENSATION

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled "Election of Directors - Executive Compensation" in Wilshire's Proxy Statement for its Annual Meeting to be held in June 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled "Voting Securities and Principal Holders Thereof" and "Election of Directors" in Wilshire's Proxy Statement for its Annual Meeting to be held in June 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled "Compensation Committee Interlocks and Insider Participation; Other Transactions" in Wilshire's Proxy Statement for its Annual Meeting to be held in June 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required in response to this item is incorporated by reference to the information contained in Wilshire's Proxy Statement for its Annual Meeting to be held in June 2005 under the caption "Audit Fees and Related Matters."

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

     (i)  Reports of Independent Registered Public Accounting Firm

     (ii) Consolidated Balance Sheets as of December 31, 2004 and 2003

     (iii) Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

     (iv) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002

     (v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

     (vi) Notes to Consolidated Financial Statements

     Financial Statement Schedules:

     (i)  Real Estate and Accumulated Depreciation December 31, 2004

(b)  Exhibits

EXHIBIT #         DESCRIPTION
---------         -----------

3.1 Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended. (Incorporated by reference to Exhibit 3.1 of Item 14 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.)

3.2 Amended By-Laws, as of June 11, 1998, of Wilshire Enterprises, Inc. (Incorporated by reference to Exhibit 3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

4.1 Stockholder Protection Rights Agreement, dated as of June 21, 1996, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 21, 1996.)

4.2               Reference is made to Exhibits 10.7 through 10.27.

4.3 The Company agrees to furnish the Commission upon request any agreements with respect to long-term debt not referenced herein.

10.1 General Assignments and Assignments of Leases dated March 31, 1992 with respect to the purchase of income producing real estate properties. (Incorporated by reference to Exhibit 1 and 2 of Form 8 dated December 9, 1992 filed with the Commission.)

10.2 General Assignments, Assignments of Leases, and Escrow Agreements and Early Possession Agreements with respect to the purchase of four income producing real estate properties. (Incorporated by reference to Exhibits 1(a) through 4(c) on the Company's Form 8-K dated December 31, 1992 filed with the Commission.)

10.3 Wilshire Enterprises, Inc. 1995 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.4 Wilshire enterprises, Inc. 1995 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit B of the Registrant's Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.5 Wilshire Enterprises, Inc. 2004 Stock Option and Incentive Plan. (Incorporated by reference to Appendix C of the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.6 Wilshire Enterprises, Inc. 2004 Non-Employee Director Stock Option Plan. (Incorporated by reference to Appendix D of the Registrant's Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.7 Environmental Indemnity Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.8 Promissory Note given by Biltmore club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.9 Indemnity and Guaranty Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.10 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Biltmore club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.11 Promissory Note given by Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.12 Environmental Indemnity Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.13 Indemnity and Guaranty Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.14 Multifamily Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.15 Promissory Note given by Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.16 Environmental Indemnity Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.17 Indemnity and Guaranty Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.18 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.19 Promissory Note given by Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.20 Environmental Indemnity Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.21 Indemnity and Guaranty Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.22 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.23 Promissory Note given by Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.24 Environmental Indemnity Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.25 Indemnity and Guaranty Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.26 Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.)

10.27 The Company agrees to furnish to the Commission upon request any other agreements with respect to long term debt.

10.28 Agreement dated March 17, 2004 between Wilshire Enterprises, Inc. and Crow Creek Energy L.L.C. to sell the U.S. Oil and Gas business. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.29 Contract of sale dated January 23, 2004 between Wilshire Enterprises, Inc. and Economic Properties 2004 L.L.C. for the sale of eleven properties in Jersey City, New Jersey. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.30 Employment agreement between the Company and Philip Kupperman dated as of July 1, 2002. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 4, 2002.)

10.31 Severance Letter Agreement between the Company and Sherry Wilzig Izak dated as of March 29, 2004. (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

10.32 Employment agreement between the Company and Daniel C. Pryor dated as of April 24, 2004.

10.33 Employment letter between the Company and Seth H. Ugelow dated as of June 1, 2004.

10.34 Purchase agreement and escrow instructions between Biltmore Club Apartments, L.L.C. (a subsidiary of Wilshire Enterprises, Inc.) and GDG Partners L.L.C. dated February 2, 2005.

10.35 Purchase agreement between Wilshire Enterprises, Inc. and Interstate East Management, Inc. dated March 23, 2005.

16.1 Letter from E&Y to the Securities and Exchange Commission dated June 25, 2004. (Incorporated by reference to Exhibit
                  16.1 to the Company's Current Report on Form 8-K dated May 14, 2004.)

16.2 Letter from E&Y to the Securities and Exchange Commission dated July 19, 2004. (Incorporated by reference to Exhibit
                  16.1 to the Company's Current Report on Form 8-K dated July 19, 2004.)

21                List of significant subsidiaries of the Registrant.
                  (Incorporated by reference to the similarly numbered exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.)

23.1              Consent of J.H. Cohn LLP, Independent Registered Public
                  Accounting Firm.

23.2              Consent of Ernst & Young, LLP, Independent Registered Public
                  Accounting Firm.

24                Power of attorney.

31.1              Certification of the Chief Executive Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

31.2              Certification of the Chief Financial Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WILSHIRE ENTERPRISES, INC.
                           (Registrant)

Date:  March 31, 2005             /s/ S. Wilzig Izak
       --------------             ---------------------------------------------
                              By: S. Wilzig Izak
                              Chairman of the Board and Chief Executive Officer

                                   /s/ Seth H. Ugelow
                                   ------------------
                              By:  Seth H. Ugelow
                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DIRECTORS:

By:                        *                                          Date:    March 31, 2005
         --------------------------------------
         Miles Berger

By:                        *                                           Date:    March 31, 2005
         ---------------------------------------
         Milton Donnenberg

By:      /s/ S. Wilzig Izak                                            Date:    March 31, 2005
         --------------------------------------
         S. Wilzig Izak

By:                        *                                           Date:    March 31, 2005
         --------------------------------------
         Eric J. Schmertz, Esq.

By:                        *                                           Date:    March 31, 2005
         --------------------------------------
         Ernest Wachtel

By:                        *                                           Date:    March 31, 2005
         --------------------------------------
         Martin Willschick

OFFICERS:

By:      /s/ S. Wilzig Izak                                            Date:    March 31, 2005
         --------------------------------------
         S. Wilzig Izak
         Chairman of the Board and Chief Executive Officer

By:      /s/ Daniel C. Pryor                                           Date:    March 31, 2005
         --------------------------------------
         Daniel C. Pryor
         President and Chief Operating Officer

By:      /s/ Seth H. Ugelow                                            Date:    March 31. 2005
         --------------------------------------
         Seth H. Ugelow
         Chief Financial Officer

* Signed under power of attorney dated March 30, 2005 and filed herewith as
Exhibit 24.

                                  EXHIBIT INDEX

EXHIBIT #         DESCRIPTION
---------         -----------

10.32 Employment agreement between the Company and Daniel C. Pryor dated as of April 24, 2004.

10.33 Employment letter between the Company and Seth H. Ugelow dated as of June 1, 2004.

10.34 Purchase agreement and escrow instructions between Biltmore Club Apartments, L.L.C. (a subsidiary of Wilshire Enterprises, Inc.) and GDG Partners L.L.C. dated February 2, 2005.

10.35 Purchase agreement between Wilshire Enterprises, Inc. and Interstate East Management, Inc. dated March 23, 2005.

16.1 Letter from E&Y to the Securities and Exchange Commission dated June 25, 2004. (Incorporated by reference to Exhibit
                  16.1 to the Company's Current Report on Form 8-K dated May 14, 2004.)

16.2 Letter from E&Y to the Securities and Exchange Commission dated July 19, 2004. (Incorporated by reference to Exhibit
                  16.1 to the Company's Current Report on Form 8-K dated July 19, 2004.)

23.1              Consent of J.H. Cohn LLP, Independent Registered Public
                  Accounting Firm.

23.2              Consent of Ernst & Young, LLP, Independent Registered Public
                  Accounting Firm.

24                Power of attorney.

31.1              Certification of the Chief Executive Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

31.2              Certification of the Chief Financial Officer Pursuant to
                  Section 302 of Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.