Form 10-K/A
period 2004-12-31
WILSHIRE OIL CO OF TEXAS
filed 2005-04-28
CIK 107454

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)
                                   (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                             SECURITIES ACT OF 1934

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

                             Name of each exchange
           (Title of each class)         On which registered
           -------------------------------------------------

       Common Stock, $1 par value            American Stock Exchange
       -------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes    X    No
                      -------    -------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No   X
                                      -----    -----

The aggregate market value of the shares of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant's most recently completed second fiscal quarter (June 30, 2004), was $23,104,000.

The number of shares of the Registrant's $1.00 par value common stock outstanding as of April 22, 2005 was 7,890,506.

                    Documents Incorporated by Reference: None

                           WILSHIRE ENTERPRISES, INC.

                                   FORM 10-K/A

                   For The Fiscal Year Ended December 31, 2004

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Wilshire Enterprises, Inc. (the "Company" or "Wilshire") for the year ended December 31, 2004 (the "Annual Report") filed on March 31, 2005 with the Securities and Exchange Commission (the "SEC") is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2004 and is, therefore, amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 31, 2005 filing of our Annual Report or modify or update the disclosures contained in the Annual Report in any way other than as set forth herein.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's current Restated Certificate of Incorporation and By-Laws provide for a six member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class I expires at the 2005 Annual Meeting, Class II at the next succeeding Annual Meeting and Class III at the following succeeding Annual Meeting.

         The information provided below with respect to each director and executive officer includes (1) name and age, (2) class, (3) principal occupation and business experience during the past five years, (4) the year in which he or she became a director and (5) number and percentage of shares of Common Stock of the Company beneficially owned. This information has been furnished by the directors and, where applicable, the executive officers.

                                                                                                   Shares of Common
                                                                                                  Stock Beneficially
                                                                                   Year Became    Owned on March 20,
                                                                                   Director of   2005 and Percentage
          Name and Age              Class         Principal Occupation (a)         the Company       of Class (b)
          ------------              -----         ------------------------         -----------       ------------
Miles Berger, 52                      I     Chairman of Berger Organization           2002             1,000(c)
                                            Real Estate Management And                                 (0.01%)
                                            Development Company, Newark, NJ

Milton Donnenberg, 82 (d)            II     Formerly President, Milton                1981            18,962(e)
                                            Donnenberg Assoc., Realty                                  (0.24%)
                                            Management, Carlstadt, NJ

S. Wilzig Izak, 46                   II     Chairman of the Board since               1987            178,298(f)
                                            September 20, 1990; Chief Executive                        (2.25%)
                                            Officer since May 1991; Executive
                                            Vice President (1987-1990); prior
                                            thereto, Senior Vice President

                                                                                                   Shares of Common
                                                                                                  Stock Beneficially
                                                                                   Year Became    Owned on March 26,
                                                                                   Director of   2004 and Percentage
          Name and Age              Class         Principal Occupation (a)         the Company       of Class (b)
          ------------              -----         ------------------------         -----------       ------------

Eric J. Schmertz, Esq., 79            I     Of Counsel to the Dweck law firm;        1983            19,959(e)
                                            Distinguished Professor Emeritus                          (0.25%)
                                            and formerly Dean, Hofstra
                                            University School of Law,
                                            Hempstead, NY

Ernest Wachtel, 80                   III    President, Ellmax Corp., Builders         1970            98,491(e)
                                            and Realty Investors, Elizabeth, NJ                        (1.25%)

W. Martin Willschick, 53             III    Manager, Treasury Services, City of       1997            11,062(g)
                                            Toronto, Canada                                            (0.14%)

-------------------

   (a) No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.
   (b) The shares of the Company's Common Stock are owned directly and beneficially, and the holders have sole voting and investment power, except as otherwise noted.
   (c) Includes 1,000 shares of stock that could be obtained by Miles Berger on the exercise of options exercisable within 60 days of March 20, 2005.
   (d)   Mr. Donnenberg is Ms. Izak's uncle by marriage.
   (e) For Mr. Schmertz, includes 5,150 shares of stock that could be obtained on the exercise of options within 60 days of March 20, 2005. For Mr. Donnenberg, includes 13,812 shares held in a trust of which Mr. Donnenberg is trustee, and 5,150 shares of stock that could be obtained by Mr. Donnenberg on the exercise of options exercisable within 60 days of March 20, 2005. For Mr. Wachtel, includes 10,300 shares of stock that could be obtained by Mr. Wachtel on the exercise of options exercisable within 60 days of March 20, 2005.
   (f) Includes 20,000 shares of stock that could be obtained by S. Wilzig Izak on the exercise of options exercisable within 60 days of March 20, 2005 and 26,000 shares that are subject to a restricted stock grant. See "Executive Compensation--Summary of Cash and Certain Other Compensation."
   (g) Includes 10,000 shares of stock that could be obtained by W. Martin Willschick on the exercise of options exercisable within 60 days of March 20, 2005. Mr. Willschick is Ms. Izak's first cousin.

         At March 20, 2005, Daniel C. Pryor, the Company's President and COO, beneficially owned 68,500 shares of Common Stock, including 10,800 shares as custodian for his son and 18,400 shares that are subject to a restricted stock grant. At March 20, 2005, all current directors and current executive officers as a group (eight persons) beneficially owned equity securities as follows:

                                         AMOUNT
                                      BENEFICIALLY
         TITLE OF CLASS OF CLASS          OWNED                PERCENT
         -----------------------          -----                -------
         Common Stock                     397,272 *               5.00%

----------------
* Includes 51,600 shares subject to options exercisable within 60 days of March 20, 2005.

         In March, 2005, the Board of Directors created a new position of presiding director, whose primary responsibility is to preside over periodic sessions of the Board of Directors in which management directors do not participate. The presiding director also advises the Chairman of the Board and Committee chairs with respect to agendas and information needs relating to the Board and Committee meetings, provides advice with respect to the selection of Committee chairs and performs other duties that the Board may from time to time delegate to assist the Board in the fulfillment of its responsibilities. The non-management members of the Board of Directors have designated Eric J. Schmertz to serve in this position. Shareholders and other parties interested in communicating directly with the presiding director or with the non-management directors as a group may do so by writing to Presiding Director, Wilshire Enterprises, Inc., 921 Bergen Avenue, Jersey City, New Jersey 07306. The Company has signed a lease and expects to relocate its corporate offices in May 2005 to One Gateway Center, Newark, New Jersey 07102. Shareholders should use the Newark address beginning in June 2005.

         All members of the Audit Committee of the Board of Directors have been determined to be "independent directors" pursuant to the definition contained in The American Stock Exchange's Corporate Governance Rules and under the SEC's Rule 10A-3. The members of the Audit Committee are Mr. Willschick (Chair), Mr. Schmertz and Mr. Donnenberg. The Board of Directors has determined that Mr. Martin Willschick constitutes an "audit committee financial expert", as such term is defined by the SEC.

         Additional information concerning the Company's executive officers is set forth under Item 4A of the Annual Report, in accordance with SEC regulations.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Code of Ethics is available on the Company's website (http://www.wilshireenterprisesinc.com) under the caption "Corporate Policies."

Section 16(a) Reporting

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% stockholders to file with the Securities and Exchange Commission certain reports regarding such persons' ownership of the Company's securities. The Company is required to disclose any failures to file such reports on a timely basis. The Company is not aware of any such untimely filings during the fiscal year ended December 31, 2004, except that Miles Berger (a director of the Company) reported late an option grant that occurred on May 17, 2004, Seth Ugelow (an officer of the Company) reported late a stock bonus that was granted on December 14, 2004 and Philip Kupperman (a former officer of the Company) filed late an amendment to his Form 3, reporting 250,000 options that he held on July 15, 2002. The filings were made promptly after the failures to file were noted.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation
----------------------------------------------

         The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, the cash compensation paid by the Company and its subsidiaries, as well as certain other compensation paid or accrued by such entities for those years, to or with respect to the executive officers of the Company (the "Named Officers"), for services rendered in all capacities during such period.

                                                                               Long-Term
                                         Annual Compensation                 Compensation
                                       -----------------------------    ------------------------
                                                                         Restricted  Securities
      Name and Current                                                     Stock     Underlying         All Other
     Principal Position       Year     Salary     Bonus(a)    Other(b)   Awards(c)     Options        Compensation(d)
------------------------------------------------ ------------ -------------------------------------------------------
S. Wilzig Izak                  2004   $200,000     $338,000      -         $163,800      -                  $ 3,000
    Chairman and CEO            2003    175,000      100,000      -          -            -                    3,295
                                2002    145,000       -           -          -            50,000               2,306

Daniel C. Pryor (e)             2004    175,321      108,160      -          115,920      -                        -
    President and COO

Philip G. Kupperman (f)         2004    134,615      225,000      -          -            -                   40,500
    Consultant                  2003    250,000      150,000      -          -            50,000               4,475
                                2002    125,000       -           -          -           250,000              35,393

(a) The bonus amounts shown for Ms. Izak and Mr. Pryor for 2004 represent the fair market value (based on the closing sale price on the AMEX on the grant date) of shares of Common Stock (50,000 shares for Ms. Izak and 16,000 shares for Mr. Pryor) awarded for service in 2004 pursuant to Article 16 of the Company's 2004 Stock Option and Incentive Plan. The number of shares of each stock bonus is consistent with the recommendations provided by an independent compensation consultant hired by the Company. The stock bonuses were granted in January 2005.
(b) During the periods covered, the Named Officers did not receive perquisites (i.e., personal benefits such as country club memberships or use of automobiles or automobile allowances) in excess of the lesser of $50,000 or 10% of such individual's salary and bonus.
(c) The amounts shown for Ms. Izak and Mr. Pryor represent the fair market value (based on the closing sale price on the AMEX on the grant date) of restricted stock awards (26,000 shares for Ms. Izak and 18,400 shares for Mr. Pryor) granted in January 2005 as long term incentives pursuant to
     Article 13 of the Company's 2004 Stock Option and Incentive Plan. The restricted stock awards vest in three equal annual installments beginning one year after the date of grant so long as the executive has not voluntarily terminated employment or been terminated for cause. The number of shares of each stock bonus is consistent with the recommendations provided by an independent compensation consultant hired by the Company.
(d) For 2004, the amount for Mr. Kupperman includes amounts paid to him as a consultant, after his resignation as an officer of the Company. See footnote (f) below. The 2004 amounts also include for Ms. Izak and Mr. Kupperman the Company's contribution to each employee's Individual Retirement Account.
(e)  Mr. Pryor joined the Company as an employee on May 3, 2004.
(f) Mr. Kupperman resigned as an officer of the Company on June 30, 2004. Prior to his resignation, he served as President, COO and CFO. Salary and bonus for 2004 include amounts paid for services rendered through June 30, 2004. See "Employment and Consulting Agreements" below. Mr. Kupperman had joined the Company as an employee on July 1, 2002. All Other Compensation for 2002 includes $33,000 he received as a consultant prior to joining the Company.

Employment and Consulting Agreements

         On March 29, 2004, the Company provided S. Wilzig Izak, the Chairman of the Board, with a severance agreement. The agreement provides that on termination of her employment for any reason other than termination for Cause (as defined), she will receive a payment equal to $200,000.

         On April 24, 2004, the Company entered into an employment agreement with Daniel C. Pryor, who initially served as Vice President-Business Development until June 30, 2004 and, thereafter, as the President and Chief Operating Officer. The term of Mr. Pryor's employment agreement is through June 30, 2006 (the "Expiration Date"), subject to a one year extension under certain circumstances. Under the agreement, Mr. Pryor will receive an annual base salary of $250,000 per year and is entitled to an annual bonus and stock options as determined by the Board of Directors of the Company, or the Committee that administers the Company's stock option plan, as the case may be. In the event that the agreement is terminated other than for "Cause" (as defined in the agreement), or in the event of a Change in Control Event (as defined in the Company's 1995 Stock Option and Incentive Plan), all non-vested options shall automatically vest. In addition, in the event that the agreement is terminated other than for Cause, the Company shall continue to pay Mr. Pryor's base salary through the Expiration Date. In addition, upon a Change in Control, Mr. Pryor may elect to terminate his employment and receive a lump sum payment equal to twice his then current annual salary, subject to certain limitations. The agreement prohibits Mr. Pryor from competing with the Company for a period of two years from the Expiration Date and contains certain restrictions on soliciting customers and employees of the Company for the same period.

         Upon his resignation as an officer of the Company on June 30, 2004, Mr. Kupperman entered into a three year consulting agreement with the Company, which was to expire on June 30, 2007. On April 19, 2005, Wilshire reached a mutual agreement with Philip G. Kupperman to terminate his agreement as a consultant to the Company. The Company agreed to provide him with a final lump sum payment in the amount of $40,625, and Mr. Kupperman agreed to forego an additional $75,000 of consulting fees due to him pursuant to the terms of his consulting arrangement.

Stock Options

         No stock options were granted to the Named Officers in 2004. The Named Officers did not exercise any stock options in 2004. The following table provides information with respect to the year-end value of unexercised options for the Named Officers:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                            Number of Securities
                                                                   Underlying               Value of Unexercised
                             Shares                           Unexercised Options             In-the-Money (a)
                            Acquired        Value                 at 12/31/04               Options at 12/31/04
                          On Exercise     Realized     Exercisable     Unexercisable    Exercisable  Unexercisable
                         --------------- ------------  -------------------------------- -----------------------------
S. Wilzig Izak                 --            --            20,000          30,000             63,600     95,400
Daniel C. Pryor                --            --              --              --              --            --
Philip G. Kupperman(b)         --            --            300,000           --              944,500       --

-------------
(a) Values for "in-the-money" options represent the positive spread between the exercise price of an existing option and $6.50, the closing sales price of the Company's Common Stock on the AMEX on December 31, 2004. There is no guarantee that if these options are exercised they will have this value.
(b) On April 19, 2005, at the Company's request, Mr. Kupperman agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000 or a net cash payment of $1,095,000 before withholding taxes.

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

         In December 2004, a limited liability company purchased land from the Company for a purchase price of $3,950,000. The contract of sale was entered into in 2000. The mother of the Company's Chairman of the Board became a member of this limited liability company in 2004.

Director Fees

         Each non-employee director receives an annual fee of $11,000. Non-employee members of the Executive Committee also receive an annual fee of $4,000. Members of the Audit Committee also receive an annual fee of $5,000 and members of the Compensation Committee and Nominating Committee also receive an annual fee of $2,000. Each non-employee director also receives an additional fee of $750 for each meeting of the Board and each Committee thereof which such director attends.

         Pursuant to the Company's 2004 Non-employee Director Stock Option Plan (the "Outside Director Plan"), each of the Company's non-employee directors received, on the date of the 2004 Annual Meeting, a stock option grant covering 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date. Under the Outside Director Plan, any new non-employee director will receive a grant of 10,000 options at fair market value upon becoming a director. On each Annual Meeting date, each non-employee director will be granted an option covering 5,000 shares of Common Stock, at fair market value, so long as he or she continues to serve on the Board on the Annual Meeting date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Voting Securities and Principal Holders Thereof

         Based on information available to the Company, the Company believes that the following persons held beneficial ownership of more than five percent of the outstanding Common Stock as of December 31, 2004:

          NAME AND ADDRESS                 AMOUNT AND NATURE OF       PERCENT
         OF BENEFICIAL OWNER               BENEFICIAL OWNERSHIP (1)   OF CLASS
         -------------------               -----------------------    --------
         Estate of Siggi B. Wilzig           1,660,792 (2)             21.4%
         c/o Daniel Swick
         Herrick, Feinstein LLP
         2 Penn Plaza
         Newark, NJ 07105-2245

         Mercury Real Estate Advisors LLC      849,000 (3)             10.9%
         David R. Jarvis
         Malcolm F. MacLean IV
         700 Field Point Road
         Greenwich, CT  06830

         Dimensional Fund Advisors, Inc        505,190 (4)              6.5%
         1299 Ocean Avenue, Suite 650
         Santa Monica, CA 90401

         JMB Capital Partners, L.P.            453,900 (5)              5.8%
         Smithwood Partners, LLC
         Mr. Jonathan Brooks
         1999 Avenue of the Stars
         Suite 2040
         Los Angeles, CA  90067

         Donald Brenner                        405,330 (6)              5.2%
         P. O. Box 721
         Alpine, NJ 07620

--------------
(1) Each beneficial owner's percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of December 31, 2004 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of December 31, 2004 have been excluded. Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.
(2) Mr. Wilzig, former Chairman and President of the Company, served as the Senior Consultant to the Company until his death on January 7, 2003. The table above reflects the Estate's ownership as reported by the Estate.
(3) According to a filing with the Securities and Exchange Commission on February 17, 2005, the 849,000 shares reported as beneficially owned by Mercury Real Estate Advisors and David R. Jarvis and Malcolm F. MacLean IV represent shares held by Mercury Special Situations Fund LP and certain other entities of which Mercury Real Estate Advisors LLC is the investment advisor. Messrs. Jarvis and MacLean are the managing members of Mercury Real Estate Advisors LLC.
(4) Pursuant to a filing with the Securities and Exchange Commission which reported beneficial ownership as of December 31, 2004, Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 505,190 shares of Common Stock, all of which shares are held in the portfolios of certain "Funds". Such Funds consist of investment companies to which Dimensional provides investment advice and certain other commingled group trusts and separate accounts for which Dimensional serves as an investment manager. Dimensional disclaims beneficial ownership of all such shares.
(5) Pursuant to a filing with the Securities and Exchange Commission, as of August 26, 2004, JMB Capital had the sole power to vote or direct the vote with respect to the 453,900 shares owned by it. As general partner of JMB Capital, Smithwood has the sole power to vote or direct the vote with respect to the 453,900 shares owned by JMB Capital. As the sole member and manager of Smithwood, Mr. Brooks has the sole power to vote or direct the vote with respect to the 453,900 shares owned by JMB Capital.
(6) Such 405,330 shares of Common Stock consists of 17,974 shares for which Mr. Brenner has sole voting power and 387,356 shares for which he has shared voting power.

         See Item 10 for beneficial ownership of directors, the Named Officers and all directors and current executive officers as a group.

Equity Compensation Plan Information

         The following table gives information about our Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's 1995 Stock Option and Incentive Plan, 1995 Non-employee Director Stock Option Plan, 2004 Stock Option and Incentive Plan and 2004 Non-Employee Director Stock Option Plan, as of December 31, 2004. These plans were the Company's only equity compensation plans in existence as of December 31, 2004.

                                                                                             (c)
                                                                                     Number of Securities
                                          (a)                                       Remaining Available For
                                  Number of Securities              (b)              Future Issuance Under
                                   To Be Issued Upon         Weighted-Average         Equity Compensation
                                      Exercise of            Exercise Price of         Plans (Excluding
                                  Outstanding Options       Outstanding Options     Securities Reflected In
Plan Category                     Warrants and Rights       Warrants and Rights           Column (a))
------------------------------   -----------------------    --------------------    ------------------------
Equity Compensation Plans               457,460                    $3.81                    695,471
Approved by Stockholders

Equity Compensation Plans                  --                       --                        --
Not Approved by Stockholders

                                 -----------------------                            ------------------------
TOTAL                                   457,460                    $3.81                    695,471
                                 =======================                            ========================

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In December 2004, a limited liability company purchased land from the Company for a purchase price of $3,950,000. The contract of sale was entered into in 2000. The mother of the Company's Chairman of the Board became a member of this limited liability company in 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         On July 5, 2004, the Audit Committee of the Board of Directors authorized the engagement of J.H. Cohn LLP as the Company's new Independent Registered Public Accounting Firm for the fiscal year ended December 31, 2004. During the fiscal years ended December 31, 2003 and 2002 and the subsequent interim period through July 5, 2004, J.H. Cohn LLP was not engaged as an Independent Registered Public Accounting Firm to audit the financial statements of the Company, nor was it consulted regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event.

         In connection with the appointment of J.H. Cohn, the Company terminated its relationship with Ernst & Young LLP ("E&Y"). E&Y had informed the Company and its Audit Committee that it would decline to stand for re-election as the Company's independent auditors for the fiscal year ended December 31, 2004 due to the economics of the engagement.

         E&Y's reports on the Company's consolidated financial statements for each of the years ended December 31, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         During the years ended December 31, 2003 and 2002 and through the date of their termination, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which if not resolved to E&Y's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years. There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that a material weakness in internal controls was identified in connection with the Company's 2003 audit relating to its oil and gas business, which was addressed prior to finalizing the year end audit and had no effect on any previously filed financial statements. The Company's oil and gas business has been sold.

         In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee's charter, all audit and audit-related work and all non-audit work performed by the Company's independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered.

Audit Fees.

         The aggregate fees incurred by the Company for the fiscal years ended December 31, 2004 and 2003 for professional services rendered by E&Y in connection with (i) the audit of the Company's annual financial statements and
(ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $13,000 and $115,000 respectively. The aggregate fees incurred by the Company for the fiscal year ended December 31, 2004 for professional services rendered by J.H. Cohn in connection with (i) the audit of the Company's annual financial statements and (ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q were $78,000.

Audit-Related Fees.

         The Company did not incur any fees for the fiscal years ended December 31, 2004 and 2003 for assurance and related services by E&Y or J.H. Cohn in connection with the performance of the audit or review of the Company's financial statements.

Tax Fees.

         The Company did not incur any fees for the fiscal year ended December 31, 2004 and 2003 for professional services rendered by E&Y or J.H. Cohn for tax compliance, tax advice or tax planning.

All Other Fees.

         The Company did not incur any other fees for the fiscal years ended December 31, 2004 and 2003 for services rendered by E&Y or J.H. Cohn, except for $5,000 paid to E&Y in 2004 for their review of the Company's filing with the Securities and Exchange Commission of a Registration Statement on Form S-8 and $8,000 paid to J.H. Cohn in 2004 for consulting services involving the Company's electronic internet-based file room.

         Of the time expended by the Company's principal accountants to audit the Company's financial statements for the year ended December 31, 2004, less than 50% of such time involved work performed by persons other than the principal accountant's full-time, permanent employees.

Other Matters.

         The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of the Company's principal accountant.

         Applicable law and regulations provide an exemption that permits certain services to be provided by the Company's outside auditors even if they are not pre-approved by the Audit Committee. The Company has not relied on this exemption since the Sarbanes Oxley Act was enacted.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certificate of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certificate of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                               S I G N A T U R E S

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized this 28th day of April, 2005.


                                       WILSHIRE ENTERPRISES, INC.
                                      (Registrant)


                                       By: /s/ S. Wilzig Izak
                                           --------------------------------
                                           S. Wilzig Izak
                                           Chairman of the Board and
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Directors:


            By: /s/ Miles Berger*                           April 28, 2005
                --------------------------------------
                Miles Berger


            By: /s/ Milton Donnenberg*                      April 28, 2005
                --------------------------------------
                Milton Donnenberg


            By: /s/ S. Wilzig Izak                          April 28, 2005
                --------------------------------------
                S. Wilzig Izak


            By: /s/ Eric J. Schmertz, Esq.*                 April 28, 2005
                --------------------------------------
                Eric J. Schmertz, Esq.


            By: /s/ Ernest Wachtel*                         April 28, 20055
                --------------------------------------
                Ernest Wachtel


            By: /s/ Martin Willschick*                      April 28, 2005
                --------------------------------------
                Martin Willschick

            Officers:


            By: /s/ S. Wilzig Izak                          April 28, 2005
                --------------------------------------
                S. Wilzig Izak
                Chairman of the Board and Chief
                Executive Officer

            By: /s/ Daniel C. Pryor                         April 28, 2005
                --------------------------------------
                Daniel C. Pryor
                President and Chief Operating Officer


            By: /s/ Seth H. Ugelow                          April 28, 2005
                --------------------------------------
                Seth H. Ugelow
                Chief Financial Officer


*Signed by Seth H. Ugelow, as attorney-in-fact, pursuant to the Power of Attorney filed as Exhibit 24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 31, 2005.