Form 10-Q
period 2005-03-31
WILSHIRE OIL CO OF TEXAS
filed 2005-05-13
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended     March 31, 2005    Commission file number 1-4673




                           WILSHIRE ENTERPRISES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             84-0513668
--------------------------------------------------------------------------------
(State or other jurisdiction of                                   (IRS Employer
incorporation or organization)                               Identification No.)


921 Bergen Avenue, Jersey City, New Jersey                           07306-4204
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (201) 420-2796
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------




--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)


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

                                  Yes |_| No |x|




Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2005.


                   Common Stock $1 Par Value ----- 7,875,006

                           WILSHIRE ENTERPRISES, INC.
                                      INDEX

                                                                           Page No.
                                                                           --------
Part I -- Financial Information
-------------------------------
  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets--
           March 31, 2005 (Unaudited) and December 31, 2004                       3

           Unaudited Condensed Consolidated Statements of Income --
           Three months ended March 31, 2005 and 2004                             4

           Unaudited Condensed Consolidated Statements of Cash Flows --
           Three months ended March 31, 2005 and 2004                             5

           Notes to Unaudited Condensed Consolidated Financial Statements         6

       2.  Management's Discussion and Analysis of Financial Condition and       11
           Results of Operations

       3.  Quantitative and Qualitative Disclosure About Market Risk             18

       4.  Controls and Procedures                                               19

Part II -- Other Information
----------------------------
       2.  Unregistered Sales of Equity Securities and Use of Proceeds           20

       6.  Exhibits                                                              20


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           WILSHIRE ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  MARCH 31,  DECEMBER 31,
                                                                                       2005          2004
                                    ASSETS                                      (UNAUDITED)      (NOTE 1)
                                                                                -----------  ------------
CURRENT ASSETS
  Cash and cash equivalents                                                     $28,736,000  $ 31,110,000
  Restricted cash                                                                 4,047,000     4,082,000
  Marketable securities, available for sale, at fair value                        2,173,000     2,754,000
  Accounts receivable, net                                                          180,000       189,000
  Income taxes receivable                                                         4,289,000     4,389,000
  Prepaid expenses and other current assets                                       1,901,000     1,827,000
                                                                                -----------  ------------

    Total current assets                                                         41,326,000    44,351,000
                                                                                -----------  ------------

NONCURRENT ASSETS
  Mortgage notes receivable                                                             ---       957,000
                                                                                -----------  ------------

  Other noncurrent assets                                                               ---       208,000
                                                                                -----------  ------------

PROPERTY AND EQUIPMENT
  Real estate properties                                                         46,975,000    46,769,000
  Real estate properties - Held for sale                                         12,271,000    12,168,000
                                                                                -----------  ------------

                                                                                 59,246,000    58,937,000
  Less:
  Accumulated depreciation and amortization                                      13,744,000    13,292,000
  Accumulated depreciation, depletion and amortization - Property held for sale   3,608,000     3,608,000
                                                                                -----------  ------------

                                                                                 41,894,000    42,037,000
                                                                                -----------  ------------

TOTAL ASSETS                                                                    $83,220,000  $ 87,553,000
                                                                                ===========  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt                                             $   580,000  $    573,000
  Accounts payable                                                                1,278,000     1,624,000
  Income taxes payable                                                              776,000     3,623,000
  Deferred income taxes                                                           2,326,000     2,465,000
  Accrued liabilities                                                               258,000       606,000
  Deferred income                                                                    38,000       373,000
  Current liabilities associated with discontinued operations                       555,000       521,000
                                                                                -----------  ------------

    Total current liabilities                                                     5,811,000     9,785,000
NONCURRENT LIABILITIES
  Long-term debt, less current portion                                           35,175,000    35,579,000
  Deferred income taxes                                                           1,850,000     1,855,000
  Deferred income                                                                   195,000       621,000
  Noncurrent liabilities associated with discontinued operations                 10,531,000    10.602,000
                                                                                -----------  ------------

    Total liabilities                                                            53,562,000    58,442,000
                                                                                -----------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $1 par value, 1,000,000 shares authorized; none issued
    and outstanding in 2005 and 2004                                                    ---           ---
  Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544
    shares in 2005 and 2004                                                      10,014,000    10,014,000
  Capital in excess of par value                                                  9,524,000     9,524,000

  Retained earnings                                                              20,223,000    19,905,000
  Unearned compensation                                                            (646,000)     (431,000)
  Treasury stock, 2,122,914 and 2,234,732 shares at March 31, 2005 and
    December 31, 2004, respectively, at cost                                     (9,783,000)  (10,491,000)
  Accumulated other comprehensive income                                            326,000       590,000
                                                                                -----------  ------------

    Total stockholders' equity                                                   29,658,000    29,111,000
                                                                                -----------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $83,220,000  $ 87,553,000
                                                                                ===========  =============

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                  MARCH 31, 2005  MARCH 31, 2004
                                                                                  --------------  --------------



REVENUES                                                                          $    2,254,000      $2,429,000
                                                                                  --------------  --------------

COSTS AND EXPENSES
  Operating expenses                                                                   1,339,000       1,322,000
  Depreciation expense                                                                   454,000         427,000
  General and administrative                                                             563,000         329,000
                                                                                  --------------  --------------

    Total costs and expenses                                                           2,356,000       2,078,000
                                                                                  --------------  --------------


INCOME (LOSS) FROM OPERATIONS                                                           (102,000)        351,000

OTHER INCOME
  Dividend and interest income                                                           102,000         194,000
  Gain on sale of marketable securities                                                  134,000             ---
  Gain on sale of real estate and real estate related assets                             887,000             ---
  Other income                                                                             7,000          53,000

INTEREST EXPENSE                                                                        (564,000)       (616,000)
                                                                                  --------------  --------------

    INCOME (LOSS) BEFORE INCOME TAXES                                                    464,000         (18,000)

INCOME TAX EXPENSE (BENEFIT)                                                             170,000         (27,000)
                                                                                  --------------  --------------


INCOME FROM CONTINUING OPERATIONS                                                        294,000           9,000

DISCONTINUED OPERATIONS - REAL ESTATE, NET OF TAXES INCOME (LOSS) FROM OPERATIONS         46,000         (55,000)
  GAIN FROM SALES                                                                            ---       2,902,000

DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES LOSS FROM OPERATIONS                   (22,000)       (257,000)
                                                                                  --------------  --------------

NET INCOME                                                                        $      318,000  $    2,599,000
                                                                                  ==============  ==============

BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                               $         0.04  $          ---
  Income (loss) from discontinued operations
   Real estate - income from operations                                                      ---             ---
   Real estate - gain on sales                                                               ---            0.36
   Oil and gas - income (loss) from operations                                               ---           (0.03)
                                                                                  --------------  --------------

  Net income applicable to common stockholders                                    $         0.04  $         0.33
                                                                                  ==============  ==============

DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                               $         0.04  $          ---
  Income (loss) from discontinued operations
   Real estate - income from operations                                                      ---             ---
   Real estate - gain on sales                                                               ---            0.36
   Oil and gas - income (loss) from operations                                               ---           (0.03)
                                                                                  --------------  --------------

  Net income applicable to common stockholders                                    $         0.04  $         0.33
                                                                                  ==============  ==============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                                                                      MARCH 31, 2005  MARCH 31, 2004
                                                                                      --------------  --------------


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                          $      318,000  $    2,599,000
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities -
  Depreciation, depletion and amortization                                                   454,000       1,342,000
  Amortization of compensation expense                                                       316,000             ---
  Deferred income tax (benefit) provision                                                     (5,000)        344,000
  Increase (decrease) in deferred income                                                    (761,000)         43,000
  Gain on sales of real estate assets                                                       (212,000)     (4,897,000)
  Gain on sale of marketable securities                                                     (133,000)            ---
  Changes in operating assets and liabilities:
  Decrease in accounts receivable                                                              9,000         445,000
  Decrease (increase) in income taxes receivable                                             100,000        (312,000)
  Decrease in prepaid expenses and other current assets                                      134,000         125,000
  Increase (decrease) in accounts payable, accrued liabilities and other liabilities        (694,000)        796,000
  Increase (decrease) in taxes payable                                                    (2,847,000)        980,000
                                                                                      --------------  --------------

    Net cash provided by (used in) operating activities                                   (3,321,000)      1,465,000
                                                                                      --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - real estate                                                        (357,000)       (340,000)
  Deposits on sale of oil & gas                                                                  ---         146,000
  Proceeds from sale of real estate properties                                               258,000      10,909,000
  Proceeds on mortgage notes receivable                                                      957,000         654,000
  Proceeds from sales of marketable securities                                               374,000             ---
  Decrease in restricted cash                                                                 35,000         143,000
                                                                                      --------------  --------------

    Net cash provided by investing activities                                              1,267,000      11,512,000
                                                                                      --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term debt                                                      (434,000)     (8,767,000)
  Purchase of treasury stock                                                                 (20,000)            ---
  Proceeds from exercise of stock options                                                      3,000             ---
                                                                                      --------------  --------------

    Net cash used in financing activities                                                   (451,000)     (8,767,000)
                                                                                      --------------  --------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      131,000        (484,000)
                                                                                      --------------  --------------
    Net increase (decrease) in cash and cash equivalents                                  (2,374,000)      3,726,000
CASH AND CASH EQUIVALENTS, beginning of period                                            31,110,000       7,763,000
                                                                                      --------------  --------------

CASH AND CASH EQUIVALENTS, end of period                                              $   28,736,000     $11,489,000
                                                                                      ==============  ==============

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
  Cash paid during the period for -
   Interest                                                                           $      713,000  $      756,000
                                                                                      ==============  ==============

   Income taxes, net                                                                  $    2,825,000  $       76,000
                                                                                      ==============  ==============


The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

                           WILSHIRE ENTERPRISES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005


1.     FINANCIAL STATEMENTS
       --------------------


       The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other subsequent period.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       In July 2003, the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to reflect the oil and gas operations as "Discontinued Operations" in 2004 and 2005.

       In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000. An escrow holdback of $600,000 was established to allow for any potential post closing adjustments relating to its United States operations. This escrow was paid in full to the Company on June 22, 2004 and the condensed consolidated statements of income for the three months ended June 30, 2004 include a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004. The 2005 period includes residual costs related to the oil and gas properties.

       The Company has designated certain real estate properties as held for sale and reports the gain on the sale of such real estate properties plus the year to date operations and related interest expense of such real estate properties as "Discontinued Operations". During the three months ended March 31, 2005, the Company did not sell any of its properties designated as discontinued operations. For the three months ended March 31, 2004, the Company sold eleven real estate properties located in Jersey City, New Jersey for gross proceeds of $11 million and recorded an after tax gain on the sale of $2.9 million.

       Basis of Presentation
       ---------------------


       Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

       Accounting for Stock-Based Compensation
       ---------------------------------------


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

       The pro forma impact of expensing stock options for the three months ended March 31, 2005 and 2004 was insignificant to both reported net income and earnings per share. No stock options were granted during the three months ended March 31, 2005 and 2004.

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

       At the time of his retirement on June 30, 2004, the former President of the Company had 300,000 stock options outstanding with a weighted average exercise price of $3.35 per share. As part of the three year consulting arrangement between the former President and the Company, the term of his stock options were extended for the length of his consulting arrangement. This arrangement has resulted in the Company valuing his stock options at $495,000, which is the difference between the intrinsic value of the stock options at their date of grant and the market value of the Company's common stock at June 30, 2004. This value has been recorded as an increase to capital in excess of par value and an increase to unearned compensation, both separate components of stockholders' equity. The unearned compensation amount was being amortized into general and administrative expense over the term of the three year consulting arrangement. At March 31, 2005, $371,000 was remaining to be amortized into general and administrative expense over the balance of the term of the consulting agreement and $41,000 was recognized in expense during the three months ended March 31, 2005.

       On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company's request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500. The transaction was completed on April 20, 2005 and will result in the Company recording an after-tax charge of approximately $600,000 in the second quarter of 2005.

2.     SEGMENT INFORMATION
       -------------------


       The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. For the first two months of 2004 the Company was engaged in the exploration of oil and gas, both in its own name and through several wholly owned subsidiaries, on the North American continent. In July 2003 the Company committed to the sale of its oil and gas operations and consummated the sale in April 2004, effective March 1, 2004. The financial statements have been adjusted to present oil and gas operations as "Discontinued Operations" in 2004 and 2005. Accordingly, the Company only conducts real estate operations in the United States.

       Continuing real estate revenue, operating expenses, net operating income ("NOI") and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three month periods ended March 31, 2005 and 2004. Asset information is not reported since Wilshire does not use this measure to assess performance.

                                                       March 31, 2005  March 31, 2004
                                                       --------------  --------------


Real estate revenue:
Residential                                                $1,838,000      $1,882,000
Commercial                                                    416,000         547,000
                                                       --------------  --------------

Total                                                      $2,254,000      $2,429,000
                                                       --------------  --------------

Real estate operating expenses:
Residential                                                $1,046,000      $1,027,000
Commercial                                                    293,000         295,000
                                                       --------------  --------------

Total                                                      $1,339,000      $1,322,000
                                                       --------------  --------------

Net operating income:
Residential                                            $      792,000  $      855,000
Commercial                                                    123,000         252,000
                                                       --------------  --------------
Total                                                  $      915,000      $1,107,000
                                                       --------------  --------------

Capital improvements:
Residential                                            $      268,000  $      249,000
Commercial                                                     89,000          91,000
                                                       --------------  --------------

Total                                                  $      357,000  $      340,000
                                                       --------------  --------------

Reconciliation of NOI to consolidated net income
  from continuing operations:
Segment NOI                                            $      915,000  $    1,107,000
Total other income, including net investment income         1,130,000         247,000
Depreciation expense                                         (454,000)       (427,000)
General and administrative expense                           (563,000)       (329,000)
Interest expense                                             (564,000)       (616,000)
Income tax provision (benefit)                               (170,000)         27,000
                                                       --------------  --------------

Income from continuing operations                      $      294,000  $        9,000
                                                       ==============  ==============


3.     COMPREHENSIVE INCOME
       --------------------


       Comprehensive income for the three months ended March 31, 2005 and 2004 is as follows:

                                                        3 Months Ended March 31,
                                                        ------------------------
                                                               2005         2004
                                                        (Unaudited)  (Unaudited)
                                                        -----------  -----------
Net income                                                 $318,000   $2,599,000
                                                        -----------  -----------

Other comprehensive income (loss) net of taxes:
 Foreign currency translation adjustments                   (63,000)    (484,000)
 Change in unrealized gain on marketable securities -
   Reclassification adjustment for gains on marketable
    securities sold, net of tax of $(53,000) in 2005        (76,000)         ---
   Change in unrealized gain on marketable securities      (125,000)      41,000
                                                        -----------  -----------

Other comprehensive income (loss)                          (264,000)   (443,000)
                                                        -----------  -----------

Comprehensive income                                    $    54,000   $2,156,000
                                                        ===========  ===========



       Changes in the components of Accumulated Other Comprehensive Income
       (Loss) for the three months ended March 31, 2005 and the year ended December 31, 2004 are as follows-

                                                       Cumulative
                                  Unrealized Gains      Foreign        Accumulated
                                    (Losses) on        Currency           Other
                                Available-for-Sale    Translation     Comprehensive
                                    Securities         Adjustment     Income (Loss)
                                ------------------  ----------------  -------------
BALANCE, December 31, 2003      $          108,000  $    (1,536,000)  $ (1,428,000)
   Change for the year 2004                456,000         1,562,000      2,018,000
                                ------------------  ----------------  -------------

BALANCE, December 31, 2004                 564,000            26,000        590,000
   Change for the three months            (201,000)          (63,000)      (264,000)
                                ------------------  ----------------  -------------

BALANCE, March 31, 2005         $          363,000  $        (37,000) $     326,000
                                ==================  ================  =============


4.     EARNINGS PER SHARE
       ------------------


       The following table sets forth the computation of basic and diluted earnings per share-

                                   3 Months Ended March
                                           31,
                                  ---------------------
                                       2005        2004
                                  ---------  ----------

Numerator-
 Net Income                       $ 318,000  $2,599,000
                                  =========  ==========

Denominator-
 Weighted average common
  shares outstanding - Basic      7,876,358   7,802,831
 Incremental shares from assumed
  conversions of stock options      231,169     184,396
                                  ---------  ----------

 Weighted average common shares
  outstanding - Diluted           8,107,527   7,987,227
                                  =========  ==========

Basic earnings per share:         $    0.04  $     0.33
                                  =========  ==========

Diluted earnings per share:       $    0.04  $     0.33
                                  =========  ==========


5.     COMMITMENTS AND CONTINGENCIES
       -----------------------------


       On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2005, the Company had purchased 41,403 shares under this program at an approximate cost of $218,000 or $5.27 per share, with 2,900 shares being purchased during the three months ended March 31, 2005.

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

       As of March 31, 2005 and 2004, 7,890,630 and 7,802,831, respectively, of
       Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of March 31, 2005 and 2004, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

6.     STOCK OPTION PLANS
       ------------------


       In June 2004, the Company's stockholders approved the 2004 Stock Option and Incentive Plan (the "2004 Plan"). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of March 31, 2005, 115,529 shares of stock had been granted to employees and significant vendors under the 2004 Plan, of which 48,929 shares had restrictions under which the employee's right to receive these restricted shares vest serially over a three-year period. During the three months ended March 31, 2005, the Company issued 44,400 shares under the Plan and recognized compensation expense of approximately $23,000 related to shares issued under the Plan.

       In June 2004, the Company's stockholders approved the 2004 Non-Employee Director Stock Option Plan (the "2004 Director Plan"). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company's performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. As of March 31, 2005, 50,000 options had been granted at market value under the 2004 Director Plan. No options were granted during the three months ended March 31, 2005.

7.     MORTGAGE RECEIVABLE
       -------------------


       In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter of 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

8.     SUBSEQUENT EVENTS
       -----------------

       On May 5, 2005, the Company sold a one-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000, resulting in an approximate $80,000 after-tax gain that will be recorded in the second quarter 2005 statement of income. After the sale, the Company continues to operate 43 condominium units at Galsworthy.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses material changes in the Company's results of operations for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004 and changes in its financial condition since December 31, 2004. It is presumed that readers have read or have access to Wilshire's 2004 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management's Discussion and Analysis of Financial Condition and Results of Operations.


FORWARD-LOOKING STATEMENTS
--------------------------

This Report on Form 10-Q for the quarter ended March 31, 2005 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company's business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company's real estate properties, competition, the substantial capital expenditures required to fund the Company's real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.


OVERVIEW
--------

Net income for the three months ended March 31, 2005 amounted to $318,000 or $0.04 per diluted share, a decrease of $2,281,000 from net income totaling $2,599,000 or $0.33 per diluted share reported for the three months ended March 31, 2004. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company's oil and gas businesses, the net income (loss) from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

During the three months ended March 31, 2004, the Company sold eleven real estate properties in Jersey City, New Jersey for gross proceeds of $11 million, realizing an after-tax gain of $2.9 million. This gain was included in the statement of income in discontinued operations real estate gain from sales.

During the three months ended March 31, 2005, the Company sold one (1) two-bedroom condominium unit at its Galsworthy Arms, New Jersey, property for gross proceeds of $270,000 that resulted in an after-tax gain of approximately $125,000 that has been included in the three month net income from continuing operations.

Also during the three months ended March 31, 2005, the Company settled a mortgage receivable that had a gross carrying value of $1,165,000 and $727,000 of unearned income as of December 31, 2004 for $1,100,000 in cash. Security for the mortgage was a first lien on in excess of 100 condominium units in two contiguous buildings located in Jersey City, New Jersey As a result of this transaction, the Company recognized an after tax gain of approximately $400,000 in the first quarter of 2005 that was included in net income from continuing operations.

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During the three months ended March 31, 2005 and 2004, respectively, the Company recorded losses, net of taxes from its oil and gas businesses of $(22,000) and $(257,000), respectively. The net loss from operating the oil and gas business during the three months ended March 31, 2005 resulted from the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale and the allocation of senior management bonus expense to this activity.

The following table presents the increases (decreases) in each major statement of income category for the three months ended March 31, 2005 and 2004, respectively. The following discussion of "Results of Operations references these increases (decreases).

                                                              INCREASE (DECREASE)
                                                                IN CONSOLIDATED
                                                                 STATEMENTS OF
                                                               INCOME CATEGORIES
                                                                FOR THE PERIOD:
                                                                3 Months Ended
                                                               March 31, 2005 v.
                                                                March 30, 2004
                                                              -------------------
                                                               Amount (S)       %
                                                              -----------  ------



REVENUES                                                      $  (175,000)   (7.2)
                                                              -----------
COSTS AND EXPENSES
  Operating expenses                                               17,000     1.3
  Depreciation expense                                             27,000     6.3
  General and administrative                                      234,000    71.1
                                                              -----------
    Total costs and expenses                                      278,000    13.4
                                                              -----------
LOSS FROM OPERATIONS                                             (453,000) (129.1)

OTHER INCOME
  Dividend and interest income                                    (92,000)  (47.4)
  Gain on sale of marketable securities                           134,000   100.0
  Gain on sale of real estate and real estate related assets      887,000   100.0
  Other income                                                    (46,000)  (86.8)

INTEREST EXPENSE                                                  (52,000)   (8.4)
                                                              -----------
    INCOME BEFORE INCOME TAXES                                    482,000     ---

INCOME TAX EXPENSE                                                197,000   729.6
                                                              -----------
INCOME FROM CONTINUING OPERATIONS                                 285,000     ---
                                                              -----------
DISCONTINUED OPERATIONS - REAL ESTATE, NET OF TAXES
  LOSS FROM OPERATIONS                                            101,000   183.6
  GAIN FROM SALES                                              (2,902,000) (100.0)

DISCONTINUED OPERATIONS - OIL & GAS, NET OF TAXES
  LOSS FROM OPERATIONS                                            235,000    91.4
                                                              -----------
NET INCOME                                                    $(2,281,000)  (87.8)
                                                              ===========
BASIC EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                $ 0.04   100.0
  Loss from discontinued operations                                 (0.33) (100.0)
                                                              -----------
  Net loss applicable to common stockholders                       $(0.29)  (87.9)
                                                              ===========
DILUTED EARNINGS (LOSS) PER SHARE:
  Income from continuing operations                                $ 0.04   100.0
  Loss from discontinued operations                                 (0.33) (100.0)
                                                              -----------
  Net loss applicable to common stockholders                       $(0.29)  (87.9)
                                                              ===========

RESULTS OF OPERATIONS
---------------------


THREE MONTHS ENDED MARCH 31, 2005 ("Q1 2005") COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004 ("Q1 2004")

OVERVIEW

Net income for Q1 2005 amounted to $318,000 or $0.04 per diluted share, a decline of $2,281,000 from the net income of $2,599,000 or $0.33 per diluted share reported for Q1 2004. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company's oil and gas businesses, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

CONTINUING OPERATIONS:

Income from continuing operations was $294,000 in Q1 2005 compared with $9,000 in Q1 2004. Results per diluted share from continuing operations amounted to $0.04 in Q1 2005 and $0.00 in Q1 2004. The 2005 period included approximately $625,000 of after tax ($1,021,000 before taxes) gains on the sale of marketable securities and real estate and real estate related assets.


SEGMENT INFORMATION

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire's real estate segments in continuing operations.

                         Residential Real Estate    Commercial Real Estate                         Total
                      --------------------------  ------------------------  ----------------------------
                                                   3 months
                      3 months ended   Increase      ended      Increase    3 months ended    Increase
                         March 31      (Decrease)  March 31     (Decrease)     March 31       (Decrease)
                        2005    2004     $     %  2005  2004      $      %    2005    2004      $      %
                      ------  ------  ----  ----  ----  ----  -----  -----  ------  ------  -----  -----

                             (In 000s of $)             (In 000s of $)              (In 000s of $)

Total revenues        $1,838  $1,882  $(44) (4.5) $416  $547  $(131) (23.9) $2,254  $2,429  $(175)  (7.2)
Operating expenses     1,046   1,027    19   2.8   293   295     (2)  (0.7)  1,339   1,322     17    1.3
                      ------  ------  ----  ----  ----  ----  -----  -----  ------  ------  -----  -----

Net operating income  $  792  $  855  $(63) (7.4) $123  $252  $(129) (51.2) $  915  $1,107  $(192) (17.3)
                      ======  ======  ====  ====  ====  ====  =====  =====  ======  ======  =====  =====


Reconciliation to
  consolidated income from
  continuing operations:
Net operating income                                           $ 915      $1,107
Depreciation expense                                           (454)       (427)
General and administrative expenses                            (563)       (329)
Other income                                                   1,130         247
Interest expense                                               (564)       (616)
Income tax (expense) benefit                                    (170)         27
                                                               -----      ------
Income from continuing operations                              $ 294      $    9
                                                               =====      ======

The above table details the comparative revenue, expenses and net operating income ("NOI") for Wilshire's residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property's contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company's performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.


RESIDENTIAL SEGMENT

Q1 2005 revenues, as compared to Q1 2004 revenues, decreased $44,000 or 4.5% to $1,838,000 and operating expenses increased $19,000 or 2.8% to $1,046,000. The decrease in revenues was largely attributable to the Company's two condominium complexes in New Jersey (Galsworthy Arms and Jefferson Gardens) and its Wellington Estates apartment complex in Texas. The New Jersey condominium complexes combined had a decline of $29,000 or 65.9% of the total revenue decline. Several units at these two condominium complexes were left vacant in the second half of 2004 while the Company evaluated the sale of these units due to attractive selling prices. Some of these units remain vacant and are available for rent. Revenues for Wellington Estates, located in San Antonio, Texas decreased by $16,000, primarily due to the Company imposing stricter qualifying criteria regarding the credit profile of potential tenants resulting in a lower occupancy percentage.

The increase in operating expense in Q1 2005 over Q1 2004 was principally related to Wellington Estates. This complex is undergoing a concentrated improvements program to enhance the appearance of this property that has resulted in higher operating costs.


COMMERCIAL SEGMENT

Q1 2005 revenues, as compared to Q1 2004 revenues, decreased $131,000 or 23.9% to $416,000 and operating expenses decreased $2,000 or 2.0% to $293,000. The bulk of the revenue decrease, $104,000 or 79.4% of the total decrease is attributable to the Wilshire Grand Hotel, which ceased making rental payments beginning in January 2005. As a result of the hotel operator's delinquency, Wilshire is evaluating alternatives for its investment including participating in a settlement agreement in which Wilshire would assume control of the Wilshire Grand Hotel.

Depreciation expense amounted to $454,000 in Q1 2005, an increase of 6.3% from the $427,000 in Q1 2004, reflecting increased capital expenditures throughout the Company's network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company's properties within their targeted markets. Depreciation expense is not included in the operating expenses included in the preceding table and discussion.

General and administrative expense increased $234,000, or 71.1%, to $563,000 in Q1 2005 from $329,000 in Q1 2004. This increase in general and administrative expense is related to the method of allocating corporate expenses among the Company's lines of business and the accounting for incentive and stock compensation expense. In Q1 2004, a high percentage of corporate salaries and related expenses were allocated to the Company's oil and gas businesses. In Q1 2005, this allocation was significantly lowered as only accrual adjustments related to prior periods were allocated to the oil and gas business.

Additionally, prior to the third quarter of 2004, incentive compensation awards were not recorded as an expense until they were paid and Q1 2004 did not include incentive compensation expense. Thus, a large portion of the increase was related to recording incentive compensation expense for bonuses to be paid in the future that are being earned by individual and Company performance during the current period and for past awards of restricted stock and other stock compensation whose expense is allocated over the vesting period of the award. Included in stock compensation expense for Q1 2005 (but not Q1 2004) is $41,000 related to stock options granted to the former President of Wilshire who retired on June 30, 2004.

On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company's request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500 before withholding taxes. The transaction was completed on April 20, 2005 and will result in the Company recording an after-tax charge of approximately $600,000 in the second quarter of 2005.

Other income increased $883,000 to $1,130,000 in the 2005 quarter from $247,000 in the 2004 quarter, principally related to $675,000 of gain from the settlement of a mortgage receivable, $212,000 gain from the sale of one two- bedroom condominium at Galsworthy Arms and $134,000 gain from the sale of marketable securities. No marketable securities or real estate properties from the Company's portfolio of continuing operations were sold in 2004.

Interest expense decreased to $564,000 from $616,000 in the 2004 quarter, mainly related to the payoff of approximately $200,000 of mortgage debt related to the sale of condominiums at Jefferson Gardens in the second half of 2004 and $250,000 of mortgage debt related to the sale of one condominium in January 2005 at Galsworthy Arms and normal principal amortization payments.

The provision for income taxes amounted to a tax expense of $170,000 in the 2005 quarter and a benefit of $(27,000) in the 2004 quarter. The change in the provision for income taxes is related to the level of income from continuing operations in the 2005 quarter compared to the 2004 quarter and the change in the mix between taxable and tax-exempt income.


DISCONTINUED OPERATIONS, NET OF TAXES:

REAL ESTATE

Income from discontinued operations amounted to after tax income of $46,000 in Q1 2005 and $2,847,000 in Q1 2004. The decreased income reflects the high level of sales of properties in Q1 2004 compared to none sold in Q1 2005. During Q1 2004, the Company sold eleven properties in Jersey City, New Jersey for gross proceeds of $11 million that resulted in after-tax gains of $2,902,000.

Included in Q1 2005 income from discontinued operations is a nonrefundable fee of $100,000 that the Company received in February 2005 when it signed an agreement to sell its Biltmore Club apartment complex (Phoenix, Arizona) to GDG Partners L.L.C., an independent third party, for $20,956,000. The agreement is expected to close no later than December 23, 2005. In addition to the $100,000 fee already paid, GDG Partners L.L.C. paid to escrow an additional nonrefundable deposit of $150,000 on April 3, 2005 and owes $250,000 as a nonrefundable deposit to be paid by July 2, 2005, respectively. We expect to report, when the sale is completed, a gain on the sale after taxes of approximately $8.5 million and have net proceeds after transaction costs and paying off the mortgage of approximately $10.0 million.


OIL AND GAS

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During Q1 2005 and Q1 2004, respectively, the Company recorded losses from operating it oil and gas business, net of taxes, of $22,000 and $257,000, respectively. The net loss from operating the oil and gas business in Q1 2004 includes the operating results of the oil and gas business for January and February and both periods include the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales and the allocation of certain incentive compensation amounts from awards made in January 2005 that relate to efforts that these individuals put forth in consummating the sale of the oil and gas business.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, the Company had working capital of $35.5 million, compared to working capital of $34.6 million at December 31, 2004. The Company has $28.7 million of cash and cash equivalents at March 31, 2005 and $4.0 million of restricted cash that becomes available to Wilshire with the expiration of its
Section 1031 election in June 2005, for a total of $32.7 million of cash and cash equivalents. This balance is comprised of working capital accounts for its real estate properties and corporate needs and short-term investments in government and corporate securities and money market funds. The Company estimates that it has approximately $2.5 million of taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. and

Canadian taxes on the repatriation of earnings from its Canadian subsidiary. These obligations will be satisfied in 2005, partly through the application of an approximate $2.9 million estimated overpayment of 2004 U.S. Federal taxes. After considering these tax payments, Wilshire expects to have $33.0 million of cash and cash equivalents for working capital and other purposes.

The Company continues to explore corporate and real estate property acquisitions as they arise. The timing of such acquisitions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. In the short- term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy. Management considers its liquidity position adequate to fulfill the Company's current business plans.

Net cash used in operating activities amounted to $3.3 million in Q1 2005, while Q1 operating activities provided net cash of $1.5 million. The Q1 2005 use of cash resulted from net income of $0.3 million, the sale of real estate properties and marketable securities with their related changes in receivables, payables and current and deferred tax accounts. The Q1 2004 provision of cash was mainly related to a net income of $2.6 million and non-cash charges for depreciation and amortization expense ($1.3 million) and changes in other current asset and liability and income tax accounts related to normal business activity, partly offset by gains on the sales of real estate properties in Jersey City, New Jersey.

Net cash provided by investing activities amounted to $1.3 million in Q1 2005 and $11.5 million in Q1 2004. The cash provided by investing activities in Q1 2005 is due mainly to the sale of real estate assets and marketable securities, partly offset by capital expenditures on real estate properties. The Q1 2004 provision of cash from investing activities is related to proceeds from the sale of real estate properties partly offset by capital expenditures on real estate properties.

Net cash used in financing activities amounted to $0.5 million in Q1 2005 and $8.8 million in Q1 2004. The Q1 2005 and Q1 2004 uses of cash reflects the repayment of long term debt due to the sales of real estate properties and normal annual amortization of long term debt from monthly debt service payments.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company's common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At March 31, 2005, the Company had purchased 41,403 shares at an aggregate cost of $218,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company's common stock.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey, effective April 1, 2005. The lease is for a sixty-five month term with two renewal options each for a five-year term and covers 4,502 rentable square feet at a base rate of $29.00 per square foot. The Company has an option to early terminate the lease after two years, subject to a termination fee. The Company expects to move into its new space by the end of May 2005.

The Company has concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City has agreed to exclude Amboy Towers from the redevelopment zone and the Company has agreed to invest $750,000 in capital improvements in the building over the next 18 months.

In March 2005, the Company signed an agreement to sell its Twelve Oaks apartment complex (Atlanta, Georgia) to Interstate East Management, Inc., an independent third party, for $1,725,000. The agreement contains a "time is of the essence clause" and is expected to close as soon as practicable. The property is highly leveraged with an outstanding mortgage balance of approximately $1,602,000. We expect to report a gain on the sale after taxes of approximately $440,000 and we estimate taxes related to this gain to be approximately $285,000. The transaction, if completed, will generate net proceeds of approximately $1,379,000 after taxes and transaction costs and before debt retirement. The shortfall in the net proceeds to retire the debt will be made up from general corporate sources of funds.

Also in March 2005 the Company was evaluating alternatives for optimizing its investment in the Wilshire Grand Hotel and Banquet Facility (the "Wilshire Hotel"). The Company leases the Wilshire Hotel under two 25-year operating leases, one for the hotel and one for the banquet facility, to an experienced hotel operator (the "Hotel Operator"). The Hotel Operator has encountered financial adversity and in 2004 ceased payment on its mortgage obligations, which are held by a third party (the "Mortgagor"). As of March 2005, the Hotel Operator was also delinquent on lease payments to Wilshire for the months of January, February and March 2005. The Mortgagor is required to cure any defaults of the Hotel Operator (i.e., pay any amounts due Wilshire under the lease) in order to protect its mortgage and cannot impair Wilshire's ownership interest in the property. As a result of the Hotel Operator's delinquency, Wilshire is evaluating alternatives for its investment including assisting in the consummation of a settlement agreement by which Wilshire would assume operational control of the Wilshire Hotel and in the event of a subsequent sale of the hotel, would receive an agreed upon value prior to any proceeds being distributed to the Mortgagor or Hotel Operator. At this time, Wilshire does not expect to incur a loss on this property.

On May 5, 2005, the Company sold a one-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000, resulting in an approximate $80,000 after-tax gain that will be recorded in the second quarter 2005 statement of income. After the sale, the Company continues to operate 43 condominium units at Galsworthy and expects to sell an additional two units (a one-bedroom and a two-bedroom) in 2005.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders' equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At March 31, 2005, in the opinion of management, there has been no permanent decline in value in the Company's holdings of equity securities.

After the sale of its Canadian oil and gas assets in April 2004, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in Accumulated Other Comprehensive Income, a separate component of stockholders' equity. The Company will be repatriating all assets, net of liabilities, of its Canadian subsidiary during 2005. At that time, the foreign exchange component previously reported in Accumulated Other Comprehensive Income will be recognized as a component of net income. At March 31, 2005, the unrealized foreign exchange component of Accumulated Other Comprehensive Income was a loss of $37,000.

Long-term debt as of March 31, 2005 and December 31, 2004 consists of the following --

                                 2005         2004
                          -----------  -----------


Mortgage notes payable    $46,421,000  $46,855,000
Less-current portion (1)      739,000      729,000
                          -----------  -----------

Long term portion (2)     $45,682,000  $46,126,000
                          ===========  ===========


(1) Includes mortgage debt associated with discontinued operations of $159,000 in 2005 and $156,000 in 2004.

(2) Includes mortgage debt associated with discontinued operations of $10,507,000 in 2005 and $10,547,000 in 2004.

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2005 and thereafter are --


Year Ended                                            Amount
--------------                                   -----------

March 31, 2006                                   $   739,000
March 31, 2007                                       795,000
March 31, 2008                                       852,000
March 31, 2009                                       923,000
March 31, 2010                                     4,778,000
Thereafter                                        38,334,000
                                                 -----------

                                                 $46,421,000
                                                 ===========


The Company is not exposed to changes in interest rates. At March 31, 2005, the Company had $46,421,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.098% and an average remaining life of approximately
7.7 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year                                                        Amount
----                                                   -----------

2009                                                   $ 3,861,000
2013                                                    36,289,000
                                                       -----------

                                                       $40,150,000
                                                       -----------


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

(b) Changes in internal controls over financial reporting. There have been no changes in the company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, except for the correction of a material weakness noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 concerning the recording of a transaction involving equity compensation for one former employee.

                          PART II -- OTHER INFORMATION

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents the total share repurchase activity for the period January 1 through March 31, 2005 under the Board's authorization. The program, for the repurchase of up to 1,000,000 shares of the Company's common stock, was announced on June 3, 2004. No repurchase activity took place from the date of the announcement of the Board's authorization through June 30, 2004. For the period July 1 through December 31, 2004, the Company purchased 38,478 shares under this authorization. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued.

                                                                                 (c) Total number of       (d) Maximum number (or
                                                                                   shares (or units)      approximate dollar value)
                             (a) Total number of                                 purchased as part of      of shares (or units) that
                              shares (or units)        (b)Average price paid      publicly announced      may yet be purchased under
Period                            purchased             per share (or unit)        plans or programs        the plans or programs
-------------             ------------------------   ------------------------   ------------------------  -------------------------
January 1 -- 31, 2005                          2,900                     $6.91                     2,900      958,622 common shares
February 1 -- 28, 2005                          None
March 1 -- 31, 2005                             None

ITEM 6. EXHIBITS

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

     WILSHIRE ENTERPRISES, INC.
     --------------------------
     (Registrant)





Date: May 13, 2005  /s/ S. Wilzig Izak
     ------------   ------------------
                    By:    S. Wilzig Izak
                    Chairman of the Board and Chief Executive Officer




                               /s/ Seth H. Ugelow
                               ------------------

                      By:      Seth H. Ugelow
                               Chief Financial Officer
