Form 10-Q
period 2005-06-30
WILSHIRE ENTERPRISES INC
filed 2005-08-12
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended June 30, 2005Commission file number 1-4673

 WILSHIRE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0513668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Gateway Center, Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

(201) 420-2796
(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2005.

Common Stock $1 Par Value – 7,859,441

WILSHIRE ENTERPRISES, INC.
INDEX

		Page No.

Part I - Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2005 (Unaudited) and December 31, 2004	3

	Unaudited Condensed Consolidated Statements of Operations -
	Three months ended June 30, 2005 and 2004	4

	Unaudited Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2005 and 2004	5

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Six months ended June 30, 2005 and 2004	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

3.	Quantitative and Qualitative Disclosure About Market Risk	27

4.	Controls and Procedures	29

Part II - Other Information

2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

4.	Submission of Matters to a Vote of Security Holders	30

6.	Exhibits	30

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
Assets	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$25,007,000	$31,110,000
Restricted cash	670,000	4,082,000
Marketable securities, available for sale, at fair value	2,043,000	2,754,000
Accounts receivable, net	204,000	189,000
Income taxes receivable	4,360,000	4,389,000
Prepaid expenses and other current assets	2,146,000	1,827,000
Total current assets	34,430,000	44,351,000
NONCURRENT ASSETS
Mortgages receivable	133,000	957,000
Other noncurrent assets	—	208,000
PROPERTY AND EQUIPMENT
Real estate properties	32,940,000	32,382,000
Real estate properties - Held for sale	27,100,000	26,555,000
	60,040,000	58,937,000
Less:
Accumulated depreciation and amortization	11,539,000	10,869,000
Accumulated depreciation, depletion and amortization - Property held for sale	6,111,000	6,031,000
	42,390,000	42,037,000
TOTAL ASSETS	$76,953,000	$87,553,000

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Current portion of long-term debt	$389,000	$375,000
Accounts payable	896,000	1,257,000
Income taxes payable	8,000	3,623,000
Deferred income taxes	2,273,000	2,465,000
Accrued liabilities	391,000	606,000
Deferred income	81,000	373,000
Current liabilities associated with discontinued operations	1,040,000	1,086,000
Total current liabilities	5,078,000	9,785,000
NONCURRENT LIABILITIES
Long-term debt, less current portion	24,847,000	25,057,000
Deferred income taxes	1,848,000	1,855,000
Deferred income	180,000	621,000
Noncurrent liabilities associated with discontinued operations	17,137,000	21,124,000
Total liabilities	49,090,000	58,442,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding
in 2005 and 2004	—	—
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares
in 2005 and 2004	10,014,000	10,014,000
Capital in excess of par value	9,029,000	9,524,000
Retained earnings	19,581,000	19,905,000
Unearned compensation	(248,000)	(431,000)
Treasury stock, 2,159,003 and 2,234,732 shares at June 30, 2005 and
December 31, 2004, respectively, at cost	(10,069,000)	(10,491,000)
Accumulated other comprehensive income (loss)	(444,000)	590,000
Total stockholders’ equity	27,863,000	29,111,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,953,000	$87,553,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004

Revenues	$1,815,000	$1,868,000

Costs and Expenses
Operating expenses	978,000	1,007,000
Depreciation expense	311,000	323,000
General and administrative	1,603,000	407,000
Total costs and expenses	2,892,000	1,737,000

Income (Loss) from Operations	(1,077,000)	131,000

Other Income
Dividend and interest income	185,000	46,000
Other income	24,000	-

Interest Expense	(407,000)	(412,000)

Loss before income taxes	(1,275,000)	(235,000)

Income Tax Benefit	(514,000)	(81,000)

Loss from Continuing Operations	(761,000)	(154,000)

Discontinued Operations - Real Estate, Net of Taxes of $(73,000) and $278,000
Loss from operations	(133,000)	(136,000)
Gain from sales	90,000	471,000

Discontinued Operations - Oil & Gas, Net of Taxes of $(168,000) and $400,000
Income from operations	162,000	275,000
Gain from sales	—	567,000

Net Income (Loss)	$(642,000)	$1,023,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.10)	$(0.02)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.01)	(0.02)
Real estate - gain on sales	0.01	0.06
Oil and gas - income from operations	0.02	0.04
Oil and gas - gain from sales	—	0.07

Net income (loss) applicable to common stockholders	$(0.08)	$0.13

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.10)	$(0.02)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.01)	(0.02)
Real estate - gain on sales	0.01	0.06
Oil and gas - income from operations	0.02	0.04
Oil and gas -gain from sales	—	0.07

Net income (loss) applicable to common stockholders	$(0.08)	$0.13

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the six months ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004

Revenues	$3,599,000	$3,698,000

Costs and Expenses
Operating expenses	1,951,000	1,995,000
Depreciation expense	670,000	647,000
General and administrative	2,129,000	654,000
Total costs and expenses	4,750,000	3,296,000

Income (Loss) from Operations	(1,151,000)	402,000

Other Income
Dividend and interest income	287,000	240,000
Gain on sale of marketable securities	134,000	—
Gain on sale of real estate and real estate related assets	675,000	—
Other income	31,000	—

Interest Expense	(812,000)	(825,000)

Loss before income taxes	(836,000)	(183,000)

Income Tax Benefit	(360,000)	(63,000)

Loss from Continuing Operations	(476,000)	(120,000)

Discontinued Operations - Real Estate, Net of Taxes of $(32,000) and $1,918,000
Loss from operations	(205,000)	(216,000)
Gain from sales	221,000	3,373,000

Discontinued Operations - Oil & Gas, Net of Taxes of $(179,000) and $217,000
Income from operations	136,000	18,000
Gain from sales	—	567,000

Net income	$(324,000)	$3,622,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.01)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.02)	(0.03)
Real estate - gain on sales	0.02	0.43
Oil and gas - income from operations	0.02	—
Oil and gas - gain from sales	—	0.07

Net income applicable to common stockholders	$(0.04)	$0.46

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.01)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.02)	(0.03)
Real estate - gain on sales	0.02	0.43
Oil and gas - income from operations	0.02	—
Oil and gas - gains from sales	—	0.07

Net income applicable to common stockholders	$(0.04)	$0.46

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2005 and 2004

	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net income	$(324,000)	$3,622,000
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation, depletion and amortization	750,000	1,101,000
Amortization of compensation expense	183,000	—
Deferred income tax benefit	(7,000)	(8,834,000)
Decrease in deferred income	(5,000)	(10,000)
Gain on sales of real estate assets	(1,049,000)	(5,678,000)
Gain on sale of marketable securities	(133,000)	—
Gain on sale of oil and gas assets	—	(768,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15,000)	1,491,000
Decrease in income taxes receivable	29,000	—
(Increase) decrease in prepaid expenses and other current assets	(319,000)	556,000
(Decrease) increase in accounts payable, accrued liabilities and other liabilities	(472,000)	138,000
(Decrease) increase in income taxes payable	(3,615,000)	4,963,000
Net cash used in operating activities	(4,977,000)	(3,419,000)

Cash flows from investing activities:
Capital expenditures - real estate	(1,239,000)	(547,000)
Proceeds from sale of oil & gas assets	—	28,131,000
Proceeds from sale of real estate properties	510,000	14,604,000
Proceeds on mortgages receivable	1,100,000	1,187,000
Proceeds from sales of marketable securities	374,000	—
Decrease in restricted cash	3,412,000	159,000
Net cash provided by investing activities	4,157,000	43,534,000

Cash flows from financing activities:
Principal payments of long-term debt	(4,206,000)	(11,108,000)
Purchase of treasury stock	(337,000)	—
Proceeds from exercise of stock options	34,000	14,000
Net cash used in financing activities	(4,509,000)	(11,094,000)

Effect of exchange rate changes on cash	(774,000)	389,000

Net increase (decrease) in cash and cash equivalents	(6,103,000)	29,410,000

CASH AND CASH EQUIVALENTS, beginning of period	31,110,000	7,763,000
CASH AND CASH EQUIVALENTS, end of period	$25,007,000	$37,173,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
Cash paid during the period for -
Interest	$1,464,000	$1,566,000
Income taxes, net	$2,959,000	$4,448,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005

1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

In July 2003, the Company committed to the sale of its oil and gas operations. The financial statements have been adjusted to reflect the oil and gas operations as “Discontinued Operations” in 2004 and 2005.

In April 2004, the Company sold its oil and gas operations and received net proceeds of $28.1 million. An escrow holdback of $600,000 was established to allow for any potential post closing adjustments relating to its United States operations. This escrow was paid in full to the Company on June 22, 2004 and the condensed consolidated statements of income for the three and six months ended June 30, 2004 include a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004. The 2005 period includes adjustments to income tax accruals, interest income earned on the cash balances held in Canada, offset by residual costs related to the oil and gas properties.

The Company has designated certain real estate properties as held for sale and reports the gain on the sale of such real estate properties plus the year to date operations and related interest expense of such real estate properties as “Discontinued Operations”.

During the three months ended June 30, 2005, the Company designated the following New Jersey properties as Discontinued Operations: its condominium units at Galsworthy Arms and Jefferson Gardens, the Alpine Village apartment complex, the Wilshire Grand Hotel, its bank branch building in Rutherford and certain parcels of undeveloped land.

For the three months ended June 30, 2005, the Company sold a one-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000 and recorded an approximate after tax gain on the sale of $90,000. For the six months ended June 30, 2005, the Company sold a two-bedroom unit for gross proceeds of $270,000 and the previously mentioned one-bedroom unit at Galsworthy Arms for total gross proceeds of $510,000 and recorded an after tax gain on the sales of approximately $221,000. For the three months ended June 30, 2004, the Company sold two real estate properties located in New Jersey for gross proceeds of approximately $3.7 million and recorded an after tax gain on the sale of approximately $471,000. For the six months ended June 30, 2004, the Company sold thirteen real estate properties located in New Jersey for gross proceeds of approximately $14.8 million and recorded an after tax gain on the sale of approximately $3.4 million.

On June 2, 2005, Wilshire Enterprises, Inc. completed a transaction with respect to its property located in West Orange, New Jersey known as the Wilshire Grand Hotel and Banquet Facility (the “Wilshire Hotel”). The Company had leased the Wilshire Hotel under two 25-year operating leases, one for the hotel and one for the banquet facility, to an experienced hotel operator (the “Hotel Operator”). The Hotel Operator had encountered financial adversity and ceased payments in 2004 on its mortgage obligations held by Proud Three LLC (“Proud Three”) and secured by multiple properties. The Hotel Operator was also delinquent on its lease payments for the Wilshire Hotel to the Company since January 2005.

The resolution of this matter included the termination of the leases with the Hotel Operator and the contribution of the Wilshire Hotel by the Company to a newly formed limited liability company, WO Grand Hotel, LLC (“LLC”). Proud Three contributed its loan receivable of $11.9 million from the Hotel Operator, and the Company and Proud Three are the sole members of the LLC.

The operating agreement of the LLC provides that the first $7.5 million in profits and gains will be allocated to Wilshire, the next $7.5 million in profits and gains will be allocated to Proud Three, and the profits and gains above $15 million will be allocated equally between the Company and Proud Three. The operating agreement gives the Company total operational control over the LLC and the Wilshire Hotel, including the right to sell that property. The operating agreement contains other provisions relating to rights of first refusal and call options. The operating agreement provides Proud Three with a call option to acquire Wilshire’s equity in the LLC for a minimum of $5.25 million during the six-month period beginning January 2, 2006.

As part of the resolution of this matter, Proud Three paid 50% of the delinquent rent to the Company.

Because Proud Three is affiliated with the Company’s Chairman and CEO, the transaction was reviewed and approved by a special independent committee of the Company’s Board of Directors that had been appointed for this purpose. As part of its review process, this committee retained an independent investment banking firm to evaluate the transaction and received an opinion from that firm that the transaction was fair to the Company and its stockholders from a financial point of view.

Effective June 2, 2005, LLC and its results of operations are being included in the Company’s condensed consolidated financial statements as part of discontinued operations. The assets contributed to LLC were valued at their historical basis, except for the loan receivable contributed by to LLC by Proud Three which was deemed impaired and written down to its net realizable value.

In the second quarter of 2005, the Company utilized approximately $7.1 million of its total cash including: (a) Debt reduction ($3.8 million); (b) Share repurchases, including the purchase of the exercised shares of the former President of the Company and open market purchases ($1.4 million); (c) Mortgages and notes receivable, including funding for the improvements to Galsworthy Arms condominium complex, secured by a mortgage, and the Wilshire Grand Hotel, LLC ($533,000); (d) Capital expenditures ($482,000); (e) Funding for corporate expenses including general liability insurance for one year beginning April 2005 ($155,000), personnel costs including payments to the former President of the Company in conjunction with acquiring his exercised shares and an executive recruiting firm ($86,000), legal expenses associated with transactions and other matters ($70,000) and other items ($180,000); (f) Improvements made to the Company’s office building located in Perth Amboy ($120,000); and (g) Transaction expenses related to the Wilshire Grand Hotel including a fairness opinion ($109,000).

Basis of Presentation

Certain amounts in the 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation.

Accounting for Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board issued Statement No. 148 to amend alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has continued to account for options in accordance with the provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized in the statements of income for stock option plans.

In June 2005 and 2004, 25,000 and 50,000 stock options, respectively, were granted to non-officer directors under the 2004 Non-Officer Director Stock Option Plan. The pro forma impact of expensing stock options for the three and six months ended June 30, 2005 and 2004 would not be material.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

	June 30, 2005	June 30, 2004

Weighted average market price	$7.20	$5.18
Risk free interest rate	3.87%	3.97%
Volatility	40.3%	36.4%
Dividend yield	—%	—%
Expected option life	5 years	5 years

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, which for Wilshire is the quarter ended March 31, 2006. The adoption of this new accounting pronouncement is not expected to have a material impact on Wilshire’s consolidated financial statements.

At the time of his retirement on June 30, 2004, the former President of the Company had 300,000 stock options outstanding with a weighted average exercise price of $3.35 per share. As part of the three year consulting arrangement between the former President and the Company, the term of his stock options were extended for the length of his consulting arrangement. This arrangement has resulted in the Company valuing his stock options at $495,000, which is the difference between the intrinsic value of the stock options at their date of grant and the market value of the Company’s common stock at June 30, 2004. This value has been recorded as an increase to capital in excess of par value and an increase to unearned compensation, both separate components of stockholders’ equity. The unearned compensation amount was being amortized into general and administrative expense over the term of the three year consulting arrangement at a rate of $41,000 every quarter.

On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500. The transaction was completed on April 20, 2005 and resulted in the Company recording an after-tax charge of approximately $600,000 in the second quarter of 2005.

2.	SEGMENT INFORMATION

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. For the first two months of 2004 the Company was engaged in the exploration of oil and gas, both in its own name and through several wholly owned subsidiaries, on the North American continent. In July 2003 the Company committed to the sale of its oil and gas operations and consummated the sale in April 2004, effective March 1, 2004. The financial statements have been adjusted to present oil and gas operations as “Discontinued Operations” in 2004 and 2005. Accordingly, the Company only conducts real estate operations in the United States.

The Company’s real estate operations consist of continuing operations in Arizona (Sunrise Ridge Apartments, Van Buren Apartments, Tempe Corporate Center and Royal Mall Plaza), Texas (Summercreek Apartments and Wellington Estates) and Florida (Tamarac) and discontinued operations in Arizona (Biltmore Club Apartments), Georgia (Twelve Oaks Apartments) and New Jersey. During the three months ended June 30, 2005, the Company designated the following New Jersey properties as Discontinued Operations: its condominium units at Galsworthy Arms and Jefferson Gardens, the Alpine Village apartment complex, the Wilshire Grand Hotel, its bank branch building in Rutherford and certain parcels of undeveloped land. At June 30, 2005, all of the Company’s New Jersey properties have been classified as discontinued operations.

Continuing real estate revenue, operating expenses, net operating income (“NOI”), the total value of real estate properties, net of accumulated depreciation and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three and six month periods ended June 30, 2005 and 2004.

	Three months ended
	June 30, 2005	June 30, 2004

Real estate revenue:
Residential	$1,410,000	$1,429,000
Commercial	405,000	439,000
Total	$1,815,000	$1,868,000

Real estate operating expenses:
Residential	$815,000	$835,000
Commercial	163,000	172,000
Total	$978,000	$1,007,000

Net operating income:
Residential	$595,000	$594,000
Commercial	242,000	267,000
Total	$837,000	$861,000

Book value of real estate properties, net of accumulated depreciation:
Residential	$16,610,000	$16,568,000
Commercial	4,628,000	4,274,000
Total	$21,238,000	$20,842,000

Capital improvements:
Residential	$318,000	$108,000
Commercial	99,000	32,000
Total	$417,000	$140,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$837,000	$861,000
Total other income, including net investment income	209,000	46,000
Depreciation expense	(311,000)	(323,000)
General and administrative expense	(1,603,000)	(407,000)
Interest expense	(407,000)	(412,000)
Income tax benefit	514,000	81,000

Net loss from continuing operations	$(761,000)	$(154,000)

	Six months ended
	June 30, 2005	June 30, 2004

Real estate revenue:
Residential	$2,804,000	$2,849,000
Commercial	795,000	849,000
Total	$3,599,000	$3,698,000

Real estate operating expenses:
Residential	$1,613,000	$1,631,000
Commercial	338,000	364,000
Total	$1,951,000	$1,995,000

Net operating income:
Residential	$1,191,000	$1,218,000
Commercial	457,000	485,000
Total	$1,648,000	$1,703,000

Book value of real estate properties, net of accumulated depreciation:
Residential	$16,610,000	$16,568,000
Commercial	4,628,000	4,274,000
Total	$21,238,000	$20,842,000

Capital improvements:
Residential	$318,000	$210,000
Commercial	99,000	64,000
Total	$417,000	$274,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$1,648,000	$1,703,000
Total other income, including net investment income	1,127,000	240,000
Depreciation expense	(670,000)	(647,000)
General and administrative expense	(2,129,000)	(654,000)
Interest expense	(812,000)	(825,000)
Income tax benefit	360,000	63,000

Net loss from continuing operations	$(476,000)	$(120,000)

3.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net income (loss)	$(642,000)	$1,023,000
Other comprehensive income (loss) net of taxes:
Foreign currency translation adjustments	(694,000)	873,000
Change in unrealized gain on marketable securities	(76,000)	(7,000)
Other comprehensive income (loss)	(770,000)	866,000

Comprehensive income (loss)	$(1,412,000)	$1,889,000

	Six Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net income	$(324,000)	$3,622,000
Other comprehensive income (loss) net of taxes:
Foreign currency translation adjustments	(757,000)	389,000
Change in unrealized gain on marketable securities -
Reclassification adjustment for gains on marketable securities sold,
net of tax of $(53,000) in 2005	(76,000)	—
Change in unrealized gain on marketable securities	(201,000)	34,000
Other comprehensive income (loss)	(1,034,000)	423,000

Comprehensive income (loss)	$(1,358,000)	$4,045,000

Changes in the components of Accumulated Other Comprehensive Income (Loss) for the six months ended June 30, 2005 and the year ended December 31, 2004 are as follows:

	Unrealized Gains	Cumulative	Accumulated
	(Losses) on	Foreign Currency	Other
	Available-for-Sale	Translation	Comprehensive
	Securities	Adjustment	Income (Loss)

BALANCE, December 31, 2003	$108,000	$(1,536,000)	$(1,428,000)
Change for the year 2004	456,000	1,562,000	2,018,000
BALANCE, December 31, 2004	564,000	26,000	590,000
Change for the six months	(277,000)	(757,000)	(1,034,000)

BALANCE, June 30, 2005	$287,000	$(731,000)	$(444,000)

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share.

	Three Months Ended June 30,
	2005	2004
Numerator-
Net Income (Loss)	$(642,000)	$1,023,000

Denominator-
Weighted average common
shares outstanding - Basic	7,867,382	7,805,156
Incremental shares from assumed
conversions of stock options	105,862	148,128
Weighted average common shares
outstanding - Diluted	7,973,244	7,953,284

Basic earnings per share:	$(0.08)	$0.13

Diluted earnings per share:	$(0.08)	$0.13

	Six Months Ended June 30,
	2005	2004
Numerator-
Net Income (Loss)	$(324,000)	$3,622,000

Denominator-
Weighted average common
shares outstanding - Basic	7,871,845	7,803,995
Incremental shares from assumed
conversions of stock options	94,448	144,582
Weighted average common shares
outstanding - Diluted	7,966,293	7,948,577

Basic earnings per share:	$(0.04)	$0.46

Diluted earnings per share:	$(0.04)	$0.46

5.	COMMITMENTS AND CONTINGENCIES

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through June 30, 2005, the Company had purchased 82,642 shares under this program at an approximate cost of $535,000 or $6.47 per share, with 41,239 and 44,139 shares being purchased during the three and six months ended June 30, 2005, respectively.

In June 1996, the Company’s Board of Directors adopted the Stockholder Protection Rights Plan (the “Rights Plan”). The Rights Plan provides for issuance of one Right for each share of common stock outstanding as of July 6, 1996. The Rights are separable from and exercisable upon the occurrence of certain triggering events involving the acquisition of at least 15% (or, in the case of certain existing stockholders, 25%) of the Company’s common stock by an individual or group, as defined in the Rights Plan (an “Acquiring Person”) and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

On and after the tenth day following such triggering events, each Right would entitle the holder (other than the Acquiring Person) to purchase $50 in market value of the Company’s Common Stock for $25. In addition, if there is a business combination between the Company and an Acquiring Person, or in certain other circumstances, each Right (if not previously exercised) would entitle the holder (other than the Acquiring Person) to purchase $50 in market value of the common stock of the Acquiring Person for $25.

As of June 30, 2005 and 2004, 7,854,541 and 7,806,733, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of June 30, 2005 and 2004, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

6.	STOCK OPTION PLANS

In June 2004, the Company’s stockholders approved the 2004 Stock Option and Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of June 30, 2005, 115,529 shares of stock had been granted to employees and significant vendors under the 2004 Plan, of which 48,929 shares had restrictions under which the employee’s right to receive these restricted shares vest serially over a three-year period. During the three months ended June 30, 2005, the Company did not issue any shares under the Plan. During the six months ended June 30, 2005, the Company issued 44,400 shares under the Plan. Compensation expense of approximately $27,000 and $50,000, respectively, was recognized for the three and six months ended June 30, 2005 related to shares issued under the Plan in prior periods.

In June 2004, the Company’s stockholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company’s performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. Under the terms of the 2004 Director Plan at each annual meeting of shareholders, all non-officer directors are granted 5,000 options to purchase common shares of the Company. As of June 30, 2005, 75,000 options had been granted at market value under the 2004 Director Plan, of which 25,000 stock options were granted during the three and six months ended June 30, 2005.

7.	MORTGAGE RECEIVABLE

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

Effective June 1, 2005, the Company entered into a loan agreement with the Galsworthy Arms Condominium Association (“Association”) for $133,000 that is being used by the Association to finance improvements to the property. The loan is secured by a lien on one condominium unit owned directly by the Association. The loan is payable in equal monthly installments over a five year period and bears interest at 5% per annum.

Effective June 2, 2005, the Company entered into a loan agreement with WO Grand Hotel LLC (“LLC”) for $400,000 that is being used by LLC to finance its initial operating costs. The loan is payable upon demand and bears interest at 8% per annum.

8.	SUBSEQUENT EVENTS

On August 3 2005, the Company’s previously announced contract with Interstate East Management, Inc., an independent third party, for the sale of the Twelve Oaks apartment complex in Atlanta, Georgia was modified with no change to the purchase price of $1,725,000. This transaction is now expected to close during the third quarter of 2005, at which time the Company will realize an approximate gain of $300,000 after taxes. The Company will pay-off the outstanding mortgage on the property of approximately $1.6 million using the net proceeds from the sale.

On August 3, 2005, the Company closed on the sale of a one-bedroom unit at Jefferson Gardens for gross proceeds of $150,000 that will result in an approximate after-tax gain of $70,000 being recorded in the third quarter ended September 30, 2005.

In early August 2005, the Company listed for sale most of its New Jersey assets for $26.5 million. The New Jersey properties included in the listing are Alpine Village Apartments, Galsworthy Arms Condominiums, Jefferson Gardens Condominiums, the Rutherford bank branch, 17.5 acres of undeveloped land located adjacent to Alpine Village Apartments, 1.8 acres of undeveloped land located on the shore of Lake Hopatcong, and 0.5 acres of undeveloped land located in West Orange. The properties are being offered for sale as a portfolio.

Also in early August, the Company signed a contract to acquire The Village at Gateway Pavilions, a 240 unit multi-family property built in 2004 in Avondale, Arizona for $28.1 million. The purchase, which is subject to due diligence and the assumption of HUD financing, is expected to close in January 2006. The Company expects it will finance this purchase primarily through the use of proceeds obtained from the sale of properties as part of a Section 1031 exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in the Company’s results of operations for the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004 and changes in its financial condition since December 31, 2004. It is presumed that readers have read or have access to Wilshire’s 2004 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended June 30, 2005 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of its real estate at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Overview

Net income (loss) for the three months ended June 30, 2005 amounted to a loss of $642,000 or $0.08 per diluted share, a decrease of $1,665,000 from net income totaling $1,023,000 or $0.13 per diluted share reported for the three months ended June 30, 2004. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the net income (loss) from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

During the three months ended June 30, 2005, the Company designated the following New Jersey properties as Discontinued Operations: its condominium units at Galsworthy Arms and Jefferson Gardens, the Alpine Village apartment complex, the Wilshire Grand Hotel, its bank branch building in Rutherford and certain parcels of undeveloped land. Results of operations for prior periods have been restated to reflect the operation of these properties as discontinued operations.

The three months ended June 30, 2005 includes an approximate after-tax charge of $600,000 related to the termination of the consulting contract between the Company and its former President who retired June 30, 2004.

During the three months ended June 30, 2005, the Company sold one (1) one-bedroom condominium unit at its Galsworthy Arms, New Jersey, property for gross proceeds of $240,000 that resulted in an after-tax gain of approximately $90,000. This gain was included in the statement of operations in discontinued operations - real estate - gain from sales.

During the three months ended June 30, 2004, the Company sold two real estate properties in New Jersey for gross proceeds of $3,740,000, realizing an after-tax gain of $471,000. This gain was included in the statement of operations in discontinued operations - real estate - gain from sales.

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During the three months ended June 30, 2005 and 2004, respectively, the Company recorded income, net of taxes from its oil and gas businesses of $162,000 and $275,000, respectively. The net income from operating the oil and gas business during the three months ended June 30, 2005 resulted principally from the adjustment of previously accrued Canadian tax liabilities related to the overaccrual of the Company’s 2004 income tax liability (approximately $155,000).

The following table presents the increases (decreases) in each major statement of income category for the three and six months ended June 30, 2005 and 2004, respectively. The following discussion of “Results of Operations” references these increases (decreases).

	Income (Decrease) in Consolidated Statements of Income Categories for the periods:
	3 months ended June 30, 2005 v. June 30, 2004		6 months ended June 30, 2005 v. June 30, 2004
	Amount ($)%		Amount ($)%

Revenues	$(53,000)	(2.8)	$(99,000)	(2.7)

Costs and Expenses
Operating expenses	(29,000)	(2.9)	(44,000)	(2.2)
Depreciation expense	(12,000)	(3.7)	23,000	3.6
General and administrative	1,196,000	293.9	1,475,000	225.5
Total costs and expenses	1,155,000	66.5	1,454,000	44.1

Loss from Operations	(1,208,000)	(922.1)	(1,553,000)	(386.3)

Other Income
Dividend and interest income	139,000	302.2	47,000	19.6
Gain on sale of marketable securities	—	—	134,000	100.0
Gain on sale of real estate and real estate related assets	—	—	675,000	100.0
Other income	24,000	100.0	31,000	100.0

Interest Expense	(5,000)	(1.2)	(13,000)	(1.6)

Loss Before Income Taxes	(1,040,000)	(442.6)	(653,000)	(356.8)

Income Tax Benefit	433,000	534.6	297,000	471.4
`
Loss from Continuing Operations	(607,000)	394.2	(356,000)	(296.7)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	3,000	2.2	11,000	5.1
Gain from sales	(381,000)	(80.9)	(3,152,000)	(93.4)

Discontinued Operations - Oil & Gas, Net of Taxes
Income from operations	(113,000)	(41.1)	118,000	655.6
Gain from sales	(567,000)	(100.0)	(567,000)	(100.0)

Net Income	$(1,665,000)	(162.8)	$(3,946,000)	(108.9)

Basic earnings (loss) per share
Loss from continuing operations	$(0.08)	(400.0)	$(0.05)	(500.0)
Income from discontinued operations	(0.13)	(86.7)	(0.45)	(95.7)
Net income applicable to common shareholders	$(0.21)	(161.5)	$(0.50)	(108.7)

Diluted earnings (loss) per share
Loss from continuing operations	$(0.08)	(400.0)	$(0.05)	(500.0)
Income from discontinued operations	(0.13)	(86.7)	(0.45)	(95.7)
Net income applicable to common shareholders	$(0.21)	(161.5)	$(0.50)	(108.7)

Results of Operations

Three Months Ended June 30, 2005 (“Q2 2005”) Compared with Three Months Ended June 30, 2004 (“Q2 2004”)

Overview

Net income (loss) for Q2 2005 amounted to a loss of $642,000 or $0.08 per diluted share, a decline of $1,665,000 from net income of $1,023,000 or $0.13 per diluted share reported for Q2 2004. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $761,000 in Q2 2005 compared with $154,000 in Q2 2004. Results per diluted share from continuing operations amounted to $(0.10) in Q2 2005 and $(0.02) in Q2 2004. The 2005 period included approximately $600,000 of after tax (approximately $1,029,000 before taxes) expense related to the termination of the consulting contract of the former President of the Company and the purchase by the Company of his outstanding stock options.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate				Total
	3 months ended June 30		Increase (Decrease)		3 months ended June 30		Increase (Decrease)		3 months ended June 30		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%	2005	2004	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$1,410	$1,429	$(19)	(1.3)	$405	$439	$(34)	(7.7)	$1,815	$1,868	$(53)	(2.8)
Operating expenses	815	835	(20)	(2.4)	163	172	(9)	(5.2)	978	1,007	(29)	(2.9)
Net operating income	$595	$594	$1	(0.2)	$242	$267	$(25)	(9.4)	$837	$861	$(24)	(2.8)

Reconciliation to consolidated net loss from continuing operations:
Net operating income									$837	$861
Depreciation expense									(311)	(323)
General and administrative expenses									(1,603)	(407)
Other income									209	46
Interest expense									(407)	(412)
Income tax benefit									514	81
Net loss from continuing operations									$(761)	$(154)

The above table details the comparative revenue, expenses and net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

Q2 2005 revenues, as compared to Q2 2004 revenues, decreased $19,000 or 1.3% to $1,410,000 and operating expenses decreased $20,000 or 2.4% to $815,000. The decrease in revenues was largely attributable to the Company’s Wellington Estates apartment complex in San Antonio, Texas, where revenues decreased primarily due to the Company imposing stricter qualifying criteria regarding the credit profile of potential tenants resulting in a lower occupancy percentage.

Operating expense in Q2 2005 over Q2 2004 was relatively unchanged, with the modest decrease in expense being spread among Sunrise Ridge, Summercreek and Wellington Estates.

Commercial Segment

Q2 2005 revenues, as compared to Q2 2004 revenues, decreased $34,000 or 7.7% to $405,000 and operating expenses decreased $9,000 or 5.2% to $163,000. The bulk of the revenue decrease, $26,000 or 76.5% of the total decrease is attributable to the Company’s property at Royal Mall Plaza in Mesa, Arizona. This property is a mixed use commercial/retail property with an emphasis on medical services tenants. The Company is currently evaluating different strategies to attract new tenants to this property.

Depreciation expense amounted to $311,000 in Q2 2005, basically unchanged from the $323,000 in Q2 2004. Depreciation expense is not included in the operating expenses included in the preceding table and discussion.

General and administrative expense increased $1,196,000, or 293.9%, to $1,603,000 in Q2 2005 from $407,000 in Q2 2004. This increase in general and administrative expense is primarily related to a charge to expense of approximately $1.0 million ($600,000 after taxes) involving the stock options held by the former President of the Company. On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500. The transaction was completed on April 20, 2005.

The increase is also related to the method of allocating corporate expenses among the Company’s lines of business and the accounting for incentive and stock compensation expense. In Q2 2004, a high percentage of corporate salaries and related expenses were allocated to the Company’s oil and gas businesses. In Q2 2005, this allocation was significantly lowered as only accrual adjustments related to prior periods were allocated to the oil and gas business.

Additionally, prior to the Q3 2004, incentive compensation awards were not recorded as an expense until they were paid and Q2 2004 did not include incentive compensation expense. Thus, a large portion of the increase was related to recording incentive compensation expense for bonuses to be paid in the future that are being earned by individual and Company performance during the current period and for past awards of restricted stock and other stock compensation whose expense is allocated over the vesting period of the award.

Other income increased $163,000 to $209,000 in Q2 2005 from $46,000 in Q2 2004, principally related to a higher level of interest and dividends being earned in Q2 2005 from the Company’s holdings of cash and cash equivalents that was principally obtained through the Q2 2004 sale of the oil and gas business and Q1 and Q2 2004 sales of real estate assets.

Interest expense was basically unchanged between Q2 2005 and Q2 2005, reflecting normal principal amortization payments.

The provision for income taxes amounted to a benefit of $514,000 in Q2 2005 and $81,000 in Q2 2004. The change in the provision for income taxes is related to the level of income from continuing operations in the 2005 quarter compared to the 2004 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to an after tax loss of $43,000 in Q2 2005 and income of $335,000 in Q2 2004. The decreased income reflects the higher level of sales of properties in Q2 2004 compared to Q2 2005. During Q2 2004, the Company sold two properties in New Jersey for gross proceeds of $3,740,000 that resulted in after-tax gains of $471,000. During Q2 2005, the Company sold one (1) one-bedroom unit at Galsworthy Arms for gross proceeds of $240,000 and an after-tax gain of approximately $90,000.

Included in Q2 2005 income from discontinued operations is a nonrefundable fee of $150,000 that the Company received in April 2005 related to its agreement to sell its Biltmore Club apartment complex (Phoenix, Arizona) to GDG Partners L.L.C., an independent third party, for $20,956,000. The agreement is expected to close no later than December 23, 2005. In addition to the $100,000 fee paid in February 2005 and this $150,000 fee paid into an escrow account in April 2005, GDG Partners L.L.C. paid into an escrow account an additional nonrefundable deposit of $250,000 in July 2005. We expect to report, when the sale is completed, a gain on the sale after taxes of approximately $8.5 million and have net proceeds after transaction costs and paying off the mortgage of approximately $10.0 million.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During Q2 2005 and Q2 2004, respectively, the Company recorded income from operating its oil and gas business, net of taxes, of $162,000 and $275,000, respectively. The net income reported in Q2 2005 resulted principally from the adjustment of previously accrued Canadian tax liabilities related to the overaccrual of the Company’s 2004 income tax liability (approximately $155,000) and interest income earned in Canada on the funds that have not yet been repatriated to the United States, offset by an allocation of personnel and other costs incurred by the Company in the wind-up of the Canadian oil and gas operations. The net income from operating the oil and gas business in Q2 2004 includes the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales and the allocation of certain incentive compensation amounts from awards made in January 2005 that relate to efforts that these individuals put forth in consummating the sale of the oil and gas business.

Six Months Ended June 30, 2005 (“YTD 2005”) Compared with Six Months Ended June 30, 2004 (“YTD 2004”)

Overview

Net income (loss) for YTD 2005 amounted to a loss of $324,000 or $0.04 per diluted share, a decline of $3,946,000 from the net income of $3,622,000 or $0.46 per diluted share reported for YTD 2004. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $476,000 in YTD 2005 compared with $120,000 in YTD 2004. Results per diluted share from continuing operations amounted to $(0.06) in YTD 2005 and $(0.01) in YTD 2004. The 2005 period included the following items:

●
An approximate $600,000 after tax (approximately $1,029,000 before taxes) charge to expense related to the termination of the employment contract with the former President of the Company and the purchase by the Company of 300,000 shares of stock that the former President acquired through the exercise of his 300,000 stock options.

●	Gains of approximately $480,000 after tax ($809,000 before taxes) from the sale of marketable securities and real estate related assets.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate				Total
	6 months ended June 30		Increase (Decrease)		6 months ended June 30		Increase (Decrease)		6 months ended June 30		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%	2005	2004	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$2,804	$2,849	$(45)	(1.6)	$795	$849	$(54)	(6.4)	$3,599	$3,698	$(99)	(2.7)
Operating expenses	1,613	1,631	(18)	(1.1)	338	364	(26)	(7.1)	1,951	1,995	(44)	(2.2)
Net operating income	$1,191	$1,218	$(27)	(2.2)	$457	$485	$(28)	(5.8)	$1,648	$1,703	$(55)	(3.2)

Reconciliation to consolidated loss from continuing operations:
Net operating income									$1,648	$1,703
Depreciation expense									(670)	(647)
General and administrative expenses									(2,129)	(654)
Other income									1,127	240
Interest expense									(812)	(825)
Income tax benefit									360	63

Net loss from continuing operations									$(476)	$(120)

The above table details the comparative revenue, expenses and net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

YTD 2005 revenues, as compared to YTD 2004 revenues, decreased $45,000 or 1.6% to $2,804,000 and operating expenses decreased $18,000 or 1.1% to $1,613,000. The decrease in revenues was largely attributable to the Company’s Wellington Estates apartment complex in Texas. Revenues for Wellington Estates, located in San Antonio, Texas decreased by $33,000, primarily due to the Company imposing stricter qualifying criteria regarding the credit profile of potential tenants resulting in a lower occupancy percentage.

The decrease in operating expense in YTD 2005 over YTD 2004 was spread among the Company’s Summercreek, Sunrise Ridge and Wellington Estates properties.

Commercial Segment

YTD 2005 revenues, as compared to YTD 2004 revenues, decreased $54,000 or 6.4% to $795,000 and operating expenses decreased $26,000 or 7.1% to $338,000. The revenue decrease is attributable to the performance of the Company’s properties in Arizona - Tempe Corporate Center in Tempe, Arizona and Royal Mall Plaza in Mesa, Arizona. In regards to Tempe Corporate, prior to the Company initiating a property improvement program in Q4 2004, several tenants vacated the building causing the occupancy rate to drop to 53%. The property improvements program, combined with improved marketing and leasing efforts, have resulted in a current occupancy rate of greater than 75%. The Company is evaluating methods for increasing the occupancy rate at Royal Mall Plaza.

Depreciation expense amounted to $670,000 in YTD 2005, an increase of 3.6% from the $647,000 in YTD 2004, reflecting increased capital expenditures throughout the Company’s network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company’s properties within their targeted markets. Depreciation expense is not included in the operating expenses included in the preceding table and discussion.

General and administrative expense increased $1,475,000, or 225.5%, to $2,129,000 in YTD 2005 from $654,000 in YTD 2004. This increase in general and administrative expense is primarily related to a charge to expense of approximately $1.0 million ($600,000 after taxes) involving the stock options held by the former President of the Company. On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500. The transaction was completed on April 20, 2005.

The increase is also related to the method of allocating corporate expenses among the Company’s lines of business and the accounting for incentive and stock compensation expense. In YTD 2004, a high percentage of corporate salaries and related expenses were allocated to the Company’s oil and gas businesses. In YTD 2005, this allocation was significantly lowered as only accrual adjustments related to prior periods were allocated to the oil and gas business.

Additionally, prior to the June 30, 2004, incentive compensation awards were not recorded as an expense until they were paid and YTD 2004 did not include incentive compensation expense. Thus, a large portion of the increase was related to recording incentive compensation expense for bonuses to be paid in the future that are being earned by individual and Company performance during the current period and for past awards of restricted stock and other stock compensation whose expense is allocated over the vesting period of the award.

Other income increased $887,000 to $1,127,000 in YTD 2005 from $240,000 in YTD 2004, principally related to $675,000 of gain from the settlement of a mortgage receivable and $134,000 gain from the sale of marketable securities. No marketable securities or other assets from the Company’s portfolio of continuing operations were sold in YTD 2004.

Interest expense in YTD 2005 was basically level with the YTD 2004 expense.

The provision for income taxes amounted to a tax benefit of $360,000 in YTD 2005 and a benefit of $63,000 in YTD 2004. The change in the provision for income taxes is related to the level of income from continuing operations in YTD 2005 compared to YTD 2004 and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $16,000 in YTD 2005 and $3,157,000 in YTD 2004. The decreased income reflects the high level of sales of properties in YTD 2004 compared to only two condominium units being sold in YTD 2005 for gross proceeds of $510,000 and an after tax gain of $221,000. During YTD 2004, the Company sold thirteen properties in New Jersey for gross proceeds of $14.8 million that resulted in after-tax gains of $3,373,000.

Included in YTD 2005 income from discontinued operations is a nonrefundable fee of $250,000 that the Company received from GDG Partners L.L.C., an independent third party, from its agreement to sell its Biltmore Club apartment complex (Phoenix, Arizona) for $20,956,000. The agreement is expected to close no later than December 23, 2005. In addition to the $250,000 fee already paid, GDG Partners L.L.C. paid to escrow an additional nonrefundable deposit of $250,000 in July 2005. We expect to report, when the sale is completed, a gain on the sale after taxes of approximately $8.5 million and have net proceeds after transaction costs and paying off the mortgage of approximately $10.0 million.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During YTD 2005 and YTD 2004, respectively, the Company recorded income from operating its oil and gas business, net of taxes, of $136,000 and $18,000, respectively. The income from operating the oil and gas business in YTD 2005 resulted principally from the adjustment of previously accrued Canadian tax liabilities related to the overaccrual of the Company’s 2004 income tax liability (approximately $155,000) and interest income earned in Canada on the funds that have not yet been repatriated to the United States, offset by an allocation of personnel and other costs incurred by the Company in the wind-up of the Canadian oil and gas operations and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales. The income from operating the oil and gas business in YTD 2004 includes the operating results of the oil and gas business for January and February, the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales and the allocation of certain incentive compensation amounts from awards made in January 2005 that relate to efforts that these individuals put forth in consummating the sale of the oil and gas business.

Liquidity and Capital Resources

At June 30, 2005, the Company had working capital of $29.4 million, compared to working capital of $34.6 million at December 31, 2004. The Company has $25.0 million of cash and cash equivalents at June 30, 2005. This balance is comprised of working capital accounts for its real estate properties and corporate needs and short-term investments in government and corporate securities and money market funds. The Company estimates that it has approximately $2.5 million of taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. and Canadian taxes on the repatriation of earnings from its Canadian subsidiary. These obligations will be satisfied in 2005, partly through the application of an approximate $2.9 million estimated overpayment of 2004 U.S. Federal taxes. After considering these tax payments, Wilshire expects to have $25.4 million of cash and cash equivalents for working capital and other purposes.

The Company continues to explore corporate and real estate property acquisitions as they arise. The timing of such acquisitions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy. Management considers its liquidity position adequate to fulfill the Company’s current business plans.

Net cash used in operating activities amounted to $5.0 million in YTD 2005, while YTD 2004 operating activities used net cash of $3.4 million. The YTD 2005 use of cash resulted from a net loss of $0.3 million, the sale of real estate properties and marketable securities with their related changes in receivables, payables and current and deferred tax accounts. The YTD 2004 use of cash was mainly related to a net income of $3.6 million and non-cash charges for depreciation and amortization expense ($1.1 million) and changes in other current asset and liability and income tax accounts related to normal business activity, partly offset by gains on the sales of real estate properties in New Jersey.

Net cash provided by investing activities amounted to $4.2 million in YTD 2005 and $43.5 million in YTD 2004. The cash provided by investing activities in YTD 2005 is due mainly to a decrease in restricted cash related to the release of $3.9 million of funds that were being held for a Section 1031 exchange that was not completed. The YTD 2004 provision of cash from investing activities is largely related to proceeds from the sale of real estate and oil and gas properties.
Net cash used in financing activities amounted to $4.5 million in YTD 2005 and $11.1 million in YTD 2004. The YTD 2005 and YTD 2004 uses of cash reflects the repayment of long term debt due to the sales of real estate properties and normal annual amortization of long term debt from monthly debt service payments. YTD 2005 also includes the use of $337,000 for the purchase of treasury stock.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At June 30, 2005, the Company had purchased 82,642 shares at an aggregate cost of $535,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company’s common stock.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey, effective April 1, 2005. The lease is for a sixty-five month term with two renewal options each for a five-year term and covers 4,502 rentable square feet at a base rate of $29.00 per square foot. The Company has an option to early terminate the lease after two years, subject to a termination fee. The Company moved into its new space at the end of May 2005.

The Company has concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City has agreed to exclude Amboy Towers from the redevelopment zone and the Company has agreed to invest $750,000 in capital improvements in the building over the next 18 months.

On June 2, 2005, Wilshire Enterprises, Inc. completed a transaction with respect to its property located in West Orange, New Jersey known as the Wilshire Grand Hotel and Banquet Facility (the “Wilshire Hotel”). The Company had leased the Wilshire Hotel under two 25-year operating leases, one for the hotel and one for the banquet facility, to an experienced hotel operator (the “Hotel Operator”). The Hotel Operator had encountered financial adversity and ceased payments in 2004 on its mortgage obligations held by Proud Three LLC (“Proud Three”) and secured by multiple properties. The Hotel Operator was also delinquent on its lease payments for the Wilshire Hotel to the Company since January 2005.

The resolution of this matter included the termination of the leases with the Hotel Operator and the contribution of the Wilshire Hotel by the Company to a newly formed limited liability company, WO Grand Hotel, LLC. Proud Three contributed its loan receivable of $11.9 million from the Hotel Operator, and the Company and Proud Three are the sole members of the LLC.

The operating agreement of the LLC provides that the first $7.5 million in profits and gains will be allocated to Wilshire, the next $7.5 million in profits and gains will be allocated to Proud Three, and the profits and gains above $15 million will be allocated equally between the Company and Proud Three. The operating agreement gives the Company total operational control over the LLC and the Wilshire Hotel, including the right to sell that property. The operating agreement contains other provisions relating to rights of first refusal and call options. The operating agreement provides Proud Three with a call option to acquire Wilshire’s equity in the LLC for a minimum of $5.25 million during the six-month period beginning January 2, 2006.

As part of the resolution of this matter, Proud Three paid 50% of the delinquent rent to the Company.

Because Proud Three is affiliated with the Company’s Chairman and CEO, the transaction was reviewed and approved by a special independent committee of the Company’s Board of Directors that had been appointed for this purpose. As part of its review process, this committee retained an independent investment banking firm to evaluate the transaction and received an opinion from that firm that the transaction was fair to the Company and its stockholders from a financial point of view.

WO Grand Hotel LLC and its results of operations are being included in the Company’s discontinued operations. At this time, Wilshire does not expect to incur a loss on this property.

In the second quarter of 2005, the Company utilized approximately $7.1 million of its total cash including: (a) Debt reduction ($3.8 million); (b) Share repurchases, including the purchase of the exercised shares of the former President of the Company and open market purchases ($1.4 million); (c) Mortgages and notes receivable, including funding for the improvements to Galsworthy Arms condominium complex, secured by a mortgage, and the Wilshire Grand Hotel, LLC ($533,000); (d) Capital expenditures ($482,000); (e) Funding for corporate expenses including general liability insurance for one year beginning April 2005 ($155,000), personnel costs including payments to the former President of the Company in conjunction with acquiring his exercised shares and an executive recruiting firm ($86,000), legal expenses associated with transactions and other matters ($70,000) and other items ($180,000); (f) Improvements made to the Company’s office building located in Perth Amboy ($120,000); and (g) Transaction expenses related to the Wilshire Grand Hotel including a fairness opinion ($109,000).

Subsequent Events

On August 3, 2005, the Company’s previously announced contract with Interstate East Management, Inc., an independent third party, for the sale of the Twelve Oaks apartment complex in Atlanta, Georgia was modified with no change to the purchase price of $1,725,000. This transaction is now expected to close during the third quarter of 2005, at which time the Company will realize an approximate gain of $300,000 after taxes. The Company will pay-off the outstanding mortgage on the property of approximately $1.6 million using the net proceeds from the sale.

On August 3, 2005, the Company closed on the sale of a one-bedroom unit at Jefferson Gardens for gross proceeds of $150,000 that will result in an approximate gain of $70,000 being recorded in the third quarter ended September 30, 2005.

In early August 2005, the Company listed for sale most of its New Jersey assets for $26.5 million. The New Jersey properties included in the listing are Alpine Village Apartments, Galsworthy Arms Condominiums, Jefferson Gardens Condominiums, the Rutherford bank branch, 17.5 acres of undeveloped land located adjacent to Alpine Village Apartments, 1.8 acres of undeveloped land located on the shore of Lake Hopatcong, and 0.5 acres of undeveloped land located in West Orange. The properties are being offered for sale as a portfolio.

Also in early August, the Company signed a contract to acquire The Village at Gateway Pavilions, a 240 unit multi-family property built in 2004 in Avondale, Arizona for $28.1 million. The purchase, which is subject to due diligence and the assumption of HUD financing, is expected to close in January 2006. The Company expects it will finance this purchase primarily through the use of proceeds obtained from the sale of properties as part of a Section 1031 exchange.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At June 30, 2005, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets in April 2004, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company will be repatriating all assets, net of liabilities, of its Canadian subsidiary during 2005. At that time, the foreign exchange component previously reported in Accumulated Other Comprehensive Income will be recognized as a component of net income. At June 30, 2005, the unrealized foreign exchange component of Accumulated Other Comprehensive Income was a loss of $731,000.

Long-term debt as of June 30, 2005 and December 31, 2004 consists of the following:

	2005	2004
Mortgage notes payable	$42,649,000	$46,855,000
Less-current portion (1)	715,000	729,000
Long term portion (2)	$41,934,000	$46,126,000
(1)	Includes mortgage debt associated with discontinued operations of $326,000 in 2005 and $354,000 in 2004.
(2)	Includes mortgage debt associated with discontinued operations of $17,087,000 in 2005 and $21,069,000 in 2004.

The aggregate maturities of the long-term debt in each of the five years subsequent to June 30, 2005 and thereafter are:

Year Ended	Amount
June 30, 2006	$715,000
June 30, 2007	769,000
June 30, 2008	821,000
June 30, 2009	883,000
June 30, 2010	4,776,000
Thereafter	34,685,000
$42,649,000

The Company is not exposed to changes in interest rates. At June 30, 2005, the Company had $42,649,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.073% and an average remaining life of approximately 7.3 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2009	$3,830,000
2013	32,003,000
$35,833,000

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

Item 4. Controls and Procedures

(a)
Disclosure controls and procedures. As of the end of the Company’s most recently completed fiscal quarter covered by this report, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)
Changes in internal controls over financial reporting. There have been no changes in the company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the correction of a material weakness noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 concerning the recording of a transaction involving equity compensation for one former employee.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total share repurchase activity for the period April 1 through June 30, 2005 under the Board’s authorization. The program, for the repurchase of up to 1,000,000 shares of the Company’s common stock, was announced on June 3, 2004. No repurchase activity took place from the date of the announcement of the Board’s authorization through June 30, 2004. For the period July 1, 2004 through March 31, 2005, the Company purchased 41,403 shares under this authorization. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 - 30, 2005	17,524	$7.44	17,524	941,098 common shares
May 1 - 31, 2005	21,715	7.90	21,715	919,383 common shares
June 1 - 30, 2005	2,000	7.29	2,000	917,383 common shares

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its 2005 Annual Meeting held on June 16, 2005 and the votes cast were as set forth:

(i)	The election of Miles Berger and Eric J. Schmertz, Esq. to serve as directors of the Company for three year terms expiring in 2008. The votes cast were as follow:

	For	Withheld

Miles Berger	7,052,167	137,828

Eric J. Schmertz, Esq.	7,059,639	130,356

Item 6. Exhibits

Exhibit 10.1 Operating Agreement of WO Grand Hotel, LLC dated as of June 2, 2005

Exhibit 10.2 Agreement for Purchase and Sale dated as of July 29, 2005 between Avondale Multi-Family Limited Partnership and
                     Wilshire Enterprises, Inc.

Exhibit 10.3 Purchase agreement dated July 29, 2005 between Twelve Oaks Management, LLC and Wilshire Enterprises, Inc.

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

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: August 12, 2005	By:	/s/ S. Wilzig Izak
S. Wilzig Izak Chairman of the Board and Chief Executive Officer

By:	/s/ Seth H. Ugelow
Seth H. Ugelow Chief Financial Officer