Form 10-Q
period 2005-09-30
WILSHIRE ENTERPRISES INC
filed 2005-11-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended September 30, 2005 Commission file number 1-4673

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

Yes   X   No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes____ No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes____ No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2005.

Common Stock $1 Par Value ----- 7,854,514

WILSHIRE ENTERPRISES, INC.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
Assets	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$27,629,000	$31,110,000
Restricted cash	1,195,000	4,082,000
Marketable securities, available for sale, at fair value	1,868,000	2,754,000
Accounts receivable, net	208,000	189,000
Income taxes receivable	2,110,000	4,389,000
Prepaid expenses and other current assets	3,184,000	1,827,000
Total current assets	36,194,000	44,351,000
NONCURRENT ASSETS
Mortgage notes and loans receivable	125,000	957,000
Other noncurrent assets	—	208,000
PROPERTY AND EQUIPMENT
Real estate properties	20,659,000	20,113,000
Real estate properties - Held for sale	43,786,000	38,824,000
	64,445,000	58,937,000
Less:
Accumulated depreciation and amortization	8,604,000	7,902,000
Accumulated depreciation, depletion and amortization - Property held for sale	8,728,000	8,998,000
	47,113,000	42,037,000
TOTAL ASSETS	$83,432,000	$87,553,000

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Current portion of long-term debt	$351,000	$267,000
Accounts payable	631,000	792,000
Income taxes payable	—	3,623,000
Deferred income taxes	2,201,000	2,465,000
Accrued liabilities	590,000	606,000
Deferred income	50,000	350,000
Current liabilities associated with discontinued operations	2,518,000	1,682,000
Total current liabilities	6,341,000	9,785,000
NONCURRENT LIABILITIES
Long-term debt, less current portion	16,471,000	16,745,000
Deferred income taxes	1,848,000	1,855,000
Deferred income	100,000	556,000
Minority interest	4,904,000	—
Noncurrent liabilities associated with discontinued operations	26,043,000	29,501,000
Total liabilities	55,707,000	58,442,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding
in 2005 and 2004	—	—
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares
in 2005 and 2004	10,014,000	10,014,000
Capital in excess of par value	9,029,000	9,524,000
Retained earnings	19,392,000	19,905,000
Unearned compensation	(235,000)	(431,000)
Treasury stock, 2,159,030 and 2,234,732 shares at September 30, 2005 and
December 31, 2004, respectively, at cost	(10,067,000)	(10,491,000)
Accumulated other comprehensive income (loss)	(408,000)	590,000
Total stockholders’ equity	27,725,000	29,111,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,432,000	$87,553,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004

Revenues	$1,149,000		$1,146,000

Costs and Expenses
Operating expenses	653,000		565,000
Depreciation expense	244,000		220,000
General and administrative	602,000		489,000
Total costs and expenses	1,499,000		1,274,000

Loss from Operations	(350,000)		(128,000)

Other Income
Dividend and interest income	188,000		192,000

Interest Expense	(258,000)		(264,000)

Loss before income taxes	(420,000)		(200,000)

Income Tax Benefit	(170,000)		(76,000)

Loss from Continuing Operations	(250,000)		(124,000)

Discontinued Operations - Real Estate, Net of Taxes of $55,000 and $(22,000)
Loss from operations	(188,000)		(325,000)
Gain from sales	258,000		261,000

Discontinued Operations - Oil & Gas, Net of Taxes of $1,000 and $(210,000)
Loss from operations	(8,000)		(390,000)

Net Loss	$(188,000)		$(578,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.03)		$(0.01)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.02)		(0.04)
Real estate - gain on sales	0.03		0.03
Oil and gas - loss from operations	—		(0.05)

Net loss applicable to common stockholders	$(0.02)	$	(0.07)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)		$(0.01)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.02)		(0.04)
Real estate - gain on sales	0.03		0.03
Oil and gas - loss from operations	—		(0.05)

Net loss applicable to common stockholders	$(0.02)	$	(0.07)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the nine months ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004

Revenues	$3,445,000	$3,495,000

Costs and Expenses
Operating expenses	1,767,000	1,705,000
Depreciation expense	702,000	657,000
General and administrative	2,702,000	1,056,000
Total costs and expenses	5,171,000	3,418,000

(Loss) Income from Operations	(1,726,000)	77,000

Other Income
Dividend and interest income	475,000	432,000
Gain on sale of marketable securities	134,000	—
Gain on sale of real estate and real estate related assets	675,000	—
Other income	31,000	—

Interest Expense	(775,000)	(788,000)

Loss before income taxes	(1,186,000)	(279,000)

Income Tax Benefit	(505,000)	(150,000)

Loss from Continuing Operations	(681,000)	(129,000)

Discontinued Operations - Real Estate, Net of Taxes of $23,000 and $2,000,000
Loss from operations	(438,000)	(656,000)
Gain from sales	479,000	3,634,000

Discontinued Operations - Oil & Gas, Net of Taxes of $(178,000) and $130,000
Income (loss) from operations	127,000	(372,000)
Gain from sales	—	567,000

Net (Loss) Income	$(513,000)	$3,044,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(0.02)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.06)	(0.08)
Real estate - gain on sales	0.06	0.47
Oil and gas - income (loss) from operations	0.02	(0.05)
Oil and gas - gain from sales	—	0.07

Net (loss) income applicable to common stockholders	$(0.07)	$0.39

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$(0.02)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.06)	(0.08)
Real estate - gain on sales	0.06	0.46
Oil and gas - income (loss) from operations	0.02	(0.05)
Oil and gas - gains from sales	—	0.07

Net (loss) income applicable to common stockholders	$(0.07)	$0.38

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2005 and 2004

	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net (loss) income	$(513,000)	$3,044,000
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,009,000	1,545,000
Amortization of compensation expense	196,000	—
Deferred income tax benefit	(7,000)	(8,382,000)
(Decrease) increase in deferred income	(29,000)	174,000
Gain on sales of real estate assets	(1,473,000)	(6,138,000)
Gain on sale of marketable securities	(134,000)	—
Gain on sale of oil and gas assets	—	(768,000)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(19,000)	1,486,000
Decrease in income taxes receivable	2,279,000	—
(Increase) decrease in prepaid expenses and other current assets	(1,357,000)	394,000
Increase (decrease) in other liabilities	6,255,000	(227,000)
(Decrease) increase in accounts payable, accrued liabilities and taxes payable	(3,623,000)	2,404,000
Net cash provided by (used in) operating activities	2,584,000	(6,468,000)

Cash flows from investing activities:
Capital expenditures - real estate	(6,382,000)	(1,167,000)
Proceeds from sale of oil & gas assets	—	28,131,000
Proceeds from sale of real estate properties	1,094,000	15,833,000
Purchase of mortgage notes and loan receivable	(125,000)	—
Proceeds on mortgages receivable	1,113,000	1,440,000
Proceeds from sales of marketable securities	374,000	—
Decrease in restricted cash	2,887,000	156,000
Net cash (used in) provided by investing activities	(1,039,000)	44,393,000

Cash flows from financing activities:
Proceeds from issuance of debt	400,000	—
Principal payments of long-term debt	(4,740,000)	(11,349,000)
Purchase of treasury stock	(357,000)	(154,000)
Issuance of restricted stock	302,000	17,000
Proceeds from exercise of stock options	40,000	18,000
Net cash used in financing activities	(4,355,000)	(11,468,000)

Effect of exchange rate changes on cash	(671,000)	534,000

Net (decrease) increase in cash and cash equivalents	(3,481,000)	26,991,000

CASH AND CASH EQUIVALENTS, beginning of period	31,110,000	7,763,000
CASH AND CASH EQUIVALENTS, end of period	$27,629,000	$34,754,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
Cash paid during the period for -
Interest	$1,464,000	$2,302,000
Income taxes, net	$2,959,000	$7,434,000
SUPPLEMENTAL DISCLOSURES CONCERNING WO GRAND HOTEL, LLC:

On June 2, 2005, the Company terminated its lease agreements with the operator of the Wilshire Grand Hotel and Banquet Facility (the “Hotel”) and through WO Grand Hotel, LLC acquired the property. Wilshire owns 50% of WO Grand Hotel, LLC and is the managing partner. The minority partner contributed its $11.9 million mortgage receivable from the Hotel to WO Grand Hotel, LLC for a 50% interest. This mortgage was written down to $4.9 million, representing its proportionate share of the capital of WO Grand Hotel, LLC.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005

1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005 or any other subsequent period.

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

In April 2004, the Company sold its United States and Canadian oil and gas operations and received net proceeds of $28.1 million. An escrow holdback of $600,000 was established to allow for any potential post closing adjustments relating to its United States operations. This escrow was paid in full to the Company on June 22, 2004 and the condensed consolidated statements of income for the nine months ended September 30, 2004 include a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004. Periods subsequent to March 1, 2004 include interest income earned on the cash balances held in Canada, adjustments to income tax accruals, residual costs related to the oil and gas properties and certain legal and accounting fees.

The Company has designated certain real estate properties as held for sale and reports the gain on the sale of such real estate properties plus the year to date operations and related interest expense of such real estate properties as “Discontinued Operations”.

During the three months ended September 30, 2005, the Company designated its multi-family apartment complexes in San Antonio, Texas, known as Summercreek Apartments and Wellington Estates, as Discontinued Operations. Also during 2005, the Company designated the following New Jersey properties as Discontinued Operations: its condominium units at Galsworthy Arms and Jefferson Gardens, the Alpine Village apartment complex, the Wilshire Grand Hotel, its bank branch building in Rutherford and certain parcels of undeveloped land. In addition to the above mentioned properties, the Company has previously classified the Biltmore Club Apartments (Phoenix, Arizona) and Twelve Oaks Apartments (Atlanta, Georgia) and Amboy Towers (Perth Amboy, New Jersey) as discontinued.

For the three months ended September 30, 2005, the Company sold a one-bedroom condominium unit at Galsworthy Arms for gross proceeds of $248,500 and a one-bedroom condominium unit and a two-bedroom condominium unit at Jefferson Gardens for gross proceeds of $150,000 and $186,000, respectively. The Company recorded an approximate after tax gain on these sales of $258,000. For the nine months ended September 30, 2005, in addition to the sales noted above, the Company sold a two-bedroom unit at Galsworthy Arms for gross proceeds of $270,000 and a one-bedroom unit at Galsworthy Arms for gross proceeds of $240,000 and recorded an after tax gain on the sales of approximately $479,000.

During the three months ended September 30, 2004, the Company sold one real estate property located in New Jersey for gross proceeds of approximately $1.0 million and a one-bedroom condominium unit at Jefferson Gardens for gross proceeds of $140,000 and recorded an approximate after tax gain on the sales of $261,000. For the nine months ended September 30, 2004, the Company sold fourteen real estate properties located in New Jersey for gross proceeds of approximately $15.9 million and recorded an after tax gain on the sales of $3,634,000.

On September 30, 2005, the Company, as the managing member of WO Grand Hotel, LLC (the “Seller”), entered into a definitive agreement (the “Purchase Agreement”) with 350 Pleasant Valley Hotel Associates, L.L.C., (the “Acquirer”) to sell the Wilshire Grand Hotel and Banquet Facility (the “Wilshire Hotel”) to the Acquirer for $12.75 million. The Acquirer is an investor group with which Wilshire had no prior relationship.

The Acquirer funded a $1.0 million deposit (the “$1.0 Million Deposit”) which is non-refundable except if the transaction fails to close due to the inability of the Seller to deliver title to the Acquirer and is included in Wilshire’s condensed consolidated balance sheet at September 30, 2005 in the caption restricted cash. The closing is scheduled to occur by December 29, 2005 unless the closing date is extended by the Acquirer to a date no later than March 28, 2006. An extension of the closing beyond December 29, 2005 is subject to the Acquirer’s funding an additional $200,000 non-refundable deposit.

The Seller also entered into an agreement (the “Lease Agreement”) under which an affiliate of the Acquirer will lease the catering facility of the Wilshire Hotel from the Seller until the earlier of March 28, 2006 or the closing of the Wilshire Hotel purchase transaction. As a tenant of the catering facility, the Acquirer is obligated to pay the Seller for specified operating expenses such as common area charges, property taxes, utilities, and insurance.

The Acquirer is also obligated to complete certain improvements to the property, including repairing the roof, installing a new kitchen for the catering premises, and paving certain sections of the Wilshire Hotel’s parking lot (the “Improvements”). The Improvements are subject to the Seller’s approval. The Acquirer may submit to the Seller invoices of its expenses related to the Improvements for reimbursement from the Seller. Reimbursements shall be paid by the Seller drawing funds from the $1.0 Million Deposit provided by the Acquirer as part of the purchase agreement. If the purchase agreement is terminated as a result of a default by the Seller, the Seller is obligated to refund the $1.0 Million Deposit less any applicable deductions, and any Improvements shall be the property of the Seller. If the Acquirer defaults on the purchase of the Wilshire Hotel, then the Improvements automatically become the property of the Seller and the Acquirer will forfeit the balance of the $1.0 Million Deposit. If the Acquirer completes the purchase transaction, as currently expected, any reduction in the $1.0 Million Deposit as a result of the reimbursement of Improvements does not reduce the $12.75 million purchase price of the Wilshire Hotel; however, the remaining, unexpended portion of the $1.0 Million Deposit shall be retained by Seller and credited against the purchase price.

The previous operator of the Wilshire Hotel (the “Hotel Operator”) defaulted on its lease payments to Wilshire in January 2005. As previously reported in the Company’s quarterly report for the quarter ended June 30, 2005, on June 2, 2005, Wilshire completed a restructuring effort which included the termination of two operating leases that existed with the Hotel Operator and the contribution of the Wilshire Hotel by the Company to a newly formed limited liability company, WO Grand Hotel, LLC. The leasehold mortgagor contributed its loan receivable of $11.9 million in exchange for an equity partnership in the WO Grand Hotel, LLC.

Wilshire currently expects that it should receive approximately $5.25 million as its portion of the proceeds, after the payment of expenses, retirement of debt, and the minority interest receives its pro rata share, in net proceeds resulting from the sale of the Wilshire Hotel and that the Company will report a gain on the sale based on its current $4.9 million book value for the property. For the three and nine months ended September 30, 2005, results of operations for the Wilshire Hotel were not material.

In the third quarter of 2005, the Company’s cash balances increased by approximately $2.6 million primarily due to the receipt of income tax refunds of approximately $3.1 million, partly offset by the payment of a $500,000 nonrefundable deposit for the purchase of the Village at Gateway Pavilions in Phoenix, Arizona.

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

No stock options were granted during the three months ended September 30, 2005 and 2004. In June 2005 and 2004, 25,000 and 50,000 stock options, respectively, were granted to non-officer directors under the 2004 Non-Officer Director Stock Option Plan. The pro forma impact of expensing stock options for the three and nine months ended September 30, 2005 and 2004 would not be material.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

	September 30, 2005	September 30, 2004

Weighted average market price	$7.20	$5.18
Risk free interest rate	3.87%	3.97%
Volatility	40.3%	36.4%
Dividend yield	—%	—%
Expected option life	5 years	5 years

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. SFAS 123R shall be effective as of the beginning of the first annual reporting period that begins after June 15, 2005, which for Wilshire is the quarter ended March 31, 2006. The adoption of this new accounting pronouncement is not expected to have a material impact on Wilshire’s consolidated financial statements.

At the time of his retirement on June 30, 2004, the former President of the Company had 300,000 stock options outstanding with a weighted average exercise price of $3.35 per share. As part of the three year consulting arrangement between the former President and the Company, the term of his stock options were extended for the length of his consulting arrangement. This arrangement had resulted in the Company valuing his stock options at $495,000, which is the difference between the intrinsic value of the stock options at their date of grant and the market value of the Company’s common stock at June 30, 2004. This value had been recorded as an increase to capital in excess of par value and an increase to unearned compensation, both separate components of stockholders’ equity. The unearned compensation amount was being amortized into general and administrative expense over the term of the three year consulting arrangement at a rate of $41,000 every quarter.

On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500, which has been classified as a general and administrative expense in the condensed consolidated statement of operations. The transaction was completed on April 20, 2005 and resulted in the Company recording an after-tax charge of approximately $600,000 in the nine months ended September 30, 2005.

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

The Company’s real estate operations consist of continuing operations in Arizona (Residential Properties: Sunrise Ridge Apartments and Van Buren Apartments; Commercial Properties: Tempe Corporate Center and Royal Mall Plaza) and a commercial property in Florida (Tamarac) and discontinued operations in Arizona (Biltmore Club Apartments), Georgia (Twelve Oaks Apartments), Texas (Summercreek Apartments and Wellington Estates) and New Jersey (condominium units at Galsworthy Arms and Jefferson Gardens, the Alpine Village apartment complex, the Wilshire Grand Hotel, its bank branch building in Rutherford, the Amboy Towers office building in Perth Amboy and certain parcels of undeveloped land). During the three months ended September 30, 2005, the Company designated the Texas properties, Summercreek Apartments and Wellington Estates, as Discontinued Operations.

Continuing real estate revenue, operating expenses, net operating income (“NOI”), the total value of real estate properties, net of accumulated depreciation and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three and nine month periods ended September 30, 2005 and 2004.

	Three months ended
	September 30, 2005	September 30, 2004

Real estate revenue:
Residential	$751,000	$737,000
Commercial	398,000	409,000
Total	$1,149,000	$1,146,000

Real estate operating expenses:
Residential	$440,000	$403,000
Commercial	213,000	162,000
Total	$653,000	$565,000

Net operating income:
Residential	$311,000	$334,000
Commercial	185,000	247,000
Total	$496,000	$581,000

Book value of real estate properties, net of accumulated depreciation:
Residential	$7,352,000	$7,771,000
Commercial	4,551,000	4,923,000
Total	$11,903,000	$12,694,000

Capital improvements:
Residential	$84,000	$240,000
Commercial	31,000	50,000
Total	$115,000	$290,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$496,000	$581,000
Total other income, including net investment income	188,000	192,000
Depreciation expense	(244,000)	(220,000)
General and administrative expense	(602,000)	(489,000)
Interest expense	(258,000)	(264,000)
Income tax benefit	170,000	76,000

Net loss from continuing operations	$(250,000)	$(124,000)

	Nine months ended
	September 30, 2005	September 30, 2004

Real estate revenue:
Residential	$2,252,000	$2,238,000
Commercial	1,193,000	1,257,000
Total	$3,445,000	$3,495,000

Real estate operating expenses:
Residential	$1,216,000	$1,179,000
Commercial	551,000	526,000
Total	$1,767,000	$1,705,000

Net operating income:
Residential	$1,036,000	$1,059,000
Commercial	642,000	731,000
Total	$1,678,000	$1,790,000

Book value of real estate properties, net of accumulated depreciation:
Residential	$7,352,000	$7,771,000
Commercial	4,551,000	4,923,000
Total	$11,903,000	$12,694,000

Capital improvements:
Residential	$295,000	$354,000
Commercial	130,000	114,000
Total	$425,000	$468,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$1,678,000	$1,790,000
Total other income, including net investment income	1,315,000	432,000
Depreciation expense	(702,000)	(657,000)
General and administrative expense	(2,702,000)	(1,056,000)
Interest expense	(775,000)	(788,000)
Income tax benefit	505,000	150,000

Net loss from continuing operations	$(681,000)	$(129,000)

3. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net loss	$(188,000)	$(578,000)
Other comprehensive income (loss) net of taxes:
Foreign currency translation adjustments	141,000	88,000
Change in unrealized gain on marketable securities	(105,000)	98,000
Other comprehensive income	36,000	186,000

Comprehensive loss	$(152,000)	$(392,000)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)	(Unaudited)

Net (loss) income	$(513,000)	$3,044,000
Other comprehensive income (loss) net of taxes:
Foreign currency translation adjustments	(616,000)	477,000
Change in unrealized gain on marketable securities -
Reclassification adjustment for gains on marketable securities sold,
net of tax of $(53,000) in 2005	(76,000)	—
Change in unrealized gain on marketable securities	(306,000)	132,000
Other comprehensive (loss) income	(998,000)	609,000

Comprehensive (loss) income	$(1,511,000)	$3,653,000

Changes in the components of Accumulated Other Comprehensive Income (Loss) for the nine months ended September 30, 2005 and the year ended December 31, 2004 are as follows:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Cumulative Foreign Currency Translration Adjustment	Accumulated Other Comprehensive Income (Loss)

BALANCE, December 31, 2003	$108,000	$(1,536,000)	$(1,428,000)
Change for the year 2004	456,000	1,562,000	2,018,000
BALANCE, December 31, 2004	564,000	26,000	590,000
Change for the nine months	(382,000)	(616,000)	(998,000)

BALANCE, September 30, 2005	$182,000	$(590,000)	$(408,000)

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share-

	Three Months Ended September 30,
	2005	2004
Numerator-
Net Loss	$(188,000)	$(578,000)

Denominator-
Weighted average common
shares outstanding - Basic	7,857,601	7,798,339
Incremental shares from assumed
conversions of stock options	—	—
Weighted average common shares
outstanding - Diluted	7,857,601	7,798,339

Basic earnings per share	$(0.02)	$(0.07)

Diluted earnings per share	$(0.02)	$(0.07)

	Nine Months Ended September 30,
	2005	2004
Numerator-
Net (Loss) Income	$(513,000)	$3,044,000

Denominator-
Weighted average common
shares outstanding - Basic	7,867,045	7,802,098
Incremental shares from assumed
conversions of stock options	—	188,465
Weighted average common shares
outstanding - Diluted	7,867,045	7,990,563

Basic earnings per share	$(0.07)	$0.39

Diluted earnings per share	$(0.07)	$0.38

For the three months ended September 30, 2005 and 2004 and for the nine months ended September 30, 2005, no incremental shares from the assumed conversion of stock options is shown because their impact would have been anti-dilutive.

5. COMMITMENTS AND CONTINGENCIES

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through September 30, 2005, the Company had purchased 85,216 shares under this program at an approximate cost of $555,000 or $6.51 per share, with 2,574 and 46,738 shares being purchased during the three and nine months ended September 30, 2005, respectively.

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

As of September 30, 2005 and 2004, 7,854,514 and 7,781,229, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth of a share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of September 30, 2005 and 2004, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

6. STOCK OPTION PLANS

In June 2004, the Company’s stockholders approved the 2004 Stock Option and Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of September 30, 2005, 116,176 shares of stock had been granted to employees and significant vendors under the 2004 Plan, of which 49,576 shares had restrictions under which the employee’s right to receive these restricted shares vests serially over a three-year period. During the three months ended September 30, 2005, the Company issued 3,000 restricted shares under the Plan and 2,353 restricted shares were forfeited by employees who terminated employment. During the nine months ended September 30, 2005, the Company issued 47,400 shares under the Plan. Compensation expense of approximately $29,000 and $79,000, respectively, was recognized for the three and nine months ended September 30, 2005 related to shares issued under the Plan in prior periods.

In June 2004, the Company’s stockholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company’s performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. Under the terms of the 2004 Director Plan at each annual meeting of shareholders, all non-officer directors are granted 5,000 options to purchase common shares of the Company. As of September 30, 2005, 75,000 options had been granted at market value under the 2004 Director Plan, of which none were granted during the three months ended September 30, 2005 and 25,000 stock options were granted during the nine months ended September 30, 2005.

7. MORTGAGE RECEIVABLE

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter of 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

Effective June 1, 2005, the Company entered into a loan agreement with the Galsworthy Arms Condominium Association (“Association”) for $133,000 that is being used by the Association to finance improvements to the property. The loan is secured by a lien on one condominium unit owned directly by the Association. The loan is payable in equal monthly installments over a five year period and bears interest at 5% per annum. The Association is current under the terms of the loan.

Effective June 2, 2005, the Company entered into a loan agreement with WO Grand Hotel, LLC (“LLC”) for $400,000 that is being used by LLC to finance its initial operating costs. The loan is payable over a five year term under a ten year amortization schedule and bears interest at 8% per annum. LLC has a similar loan outstanding from Proud Three, LLC, the other 50% owner of LLC.

8. WO GRAND HOTEL, LLC

As more fully described in Note 1 to these condensed consolidated financial statements, on June 2, 2005, WO Grand Hotel, LLC (the “LLC”) was formed as a 50% owned limited liability company that owned the Wilshire Grand Hotel. Proud Three LLC (“Proud Three”) is the other 50% partner of the LLC. Proud Three is affiliated with the Company’s Chairman and CEO. Since Wilshire is the managing partner of the LLC, the LLC’s statement of condition and results of operations is consolidated into Wilshire’s condensed consolidated financial statements. Proud Three’s ownership interest is shown as minority interest and amounted to $4,904,000 at September 30, 2005.

At the closing on June 2, 2005, Wilshire and Proud Three each lent $400,000 to the LLC. The LLC has entered into a contract to sell the Wilshire Grand Hotel and this debt will be repaid at the closing, which is expected to occur by no later than March 29, 2006. For accounting purposes, the $400,000 lent by Wilshire to LLC is treated as an intercompany item and eliminated in consolidation. The $400,000 lent by Proud Three to LLC is shown in Wilshire’s condensed consolidated balance sheet in the caption current liabilities associated with discontinued operations.

9. SUBSEQUENT EVENTS

On October 13, 2005, the Company’s previously announced contract with an independent third party for the sale of the Twelve Oaks apartment complex in Atlanta, Georgia was terminated when the purchaser withdrew from the transaction. Under the terms of the purchase agreement, the buyer has forfeited, and Wilshire will keep, his $10,000 deposit. The Company intends to operate the apartment complex while continuing to seek a suitable buyer.

In October 2005, the Company signed contracts to sell the New Jersey properties Galsworthy Arms Condominiums and the Rutherford Bank Branch with two separate buyers. Both contracts contain customary due diligence terms, including providing for a thirty-day period during which the buyers may elect, at their sole discretion, not to buy the applicable property without forfeiting their respective deposit.

On November 1, 2005, Mercury Real Estate Advisors LLC (“Mercury”), the owner, with its affiliates, of 14.6% of Wilshire’s outstanding common stock, issued a letter to Wilshire that demanded the immediate liquidation of the Company and raised other concerns. Mercury concluded its letter by stating that it would consider all other options at its disposal if Wilshire’s Board of Directors did not immediately comply with its demand for the immediate distribution of available cash and the adoption of a plan of liquidation.

On November 7, 2005, Wilshire issued a press release stating that the Board of Directors will engage an investment bank to conduct a strategic review regarding alternatives to maximize stockholder value. The press release noted that the Company’s value maximization strategy was publicized at an investor presentation in October 2004 and enumerated various actions taken regarding sales and pending sales of the Company’s assets to maximize stockholder value.

At this time, it is impossible to predict what impact, if any, Mercury’s demand will have on the Company’s results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in the Company’s results of operations for the three and nine month periods ended September 30, 2005 compared to the three and nine month periods ended September 30, 2004 and changes in its financial condition since December 31, 2004. It is presumed that readers have read or have access to Wilshire’s 2004 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended September 30, 2005 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of its real estate at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Overview

Net loss for the three months ended September 30, 2005 amounted to $188,000 or $0.02 per diluted share, an improvement of $390,000 from a net loss of $578,000 or $0.07 per diluted share reported for the three months ended September 30, 2004. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the net loss from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

During the three months ended September 30, 2005, the Company designated its San Antonio, Texas assets, Wellington Estates (228 units) and Summercreek Apartments (180 units) as Discontinued Operations. Results of operations for prior periods have been restated to reflect the operation of these properties as discontinued operations.

During the three months ended September 30, 2005, the Company sold a one-bedroom condominium unit at its Galsworthy Arms, New Jersey property for gross proceeds of $248,500 and a one-bedroom condominium unit and a two-bedroom condominium unit at its Jefferson Gardens, New Jersey property for gross proceeds of $150,000 and $186,000, respectively. The Company recorded an approximate after tax gain on these sales of $258,000.

During the three months ended September 30, 2004, the Company sold one real estate property located in New Jersey for gross proceeds of approximately $1.0 million and a one-bedroom condominium unit at Jefferson Gardens for gross proceeds of $140,000 and recorded an approximate after tax gain on the sales of $261,000.

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During the three months ended September 30, 2005 and 2004, the Company recorded losses, net of taxes from its oil and gas businesses, of $8,000 and $390,000, respectively.

The following table presents the increases (decreases) in each major statement of operations category for the three and nine months ended September 30, 2005 and 2004, respectively. The following discussion of “Results of Operations” references these increases (decreases).

	Income (Decrease) in Consolidated Statements of Operation Categories for the periods:
	Three months ended Sept.30, 2005 v. Sept. 30, 2004		Nine months ended Sept. 30, 2005 v. Sept. 30, 2004
	Amount ($)%		Amount ($)%

Revenues	$3,000	0.3	$(50,000)	(1.4)

Costs and Expenses
Operating expenses	88,000	15.6	62,000	3.6
Depreciation expense	24,000	10.9	45,000	6.8
General and administrative	113,000	23.1	1,646,000	155.9
Total costs and expenses	225,000	17.7	1,753,000	51.3

Loss from Operations	(222,000)	(173.4)	(1,803,000)	(2,341.6)

Other Income
Dividend and interest income	(4,000)	(2.1)	43,000	10.0
Gain on sale of marketable securities	—	—	134,000	NM
Gain on sale of real estate and real estate related assets	—	—	675,000	NM
Other income	—	—	31,000	NM

Interest Expense	6,000	2.3	13,000	1.6

Loss Before Income Taxes	(220,000)	(110.0)	(907,000)	(325.1)

Income Tax Benefit	(94,000)	(123.7)	(355,000)	(236.7)
`
Loss from Continuing Operations	(126,000)	(101.6)	(552,000)	(427.9)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	137,000	42.2	218,000	33.2
Gain from sales	(3,000)	1.1	(3,155,000)	(86.8)

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	382,000	97.9	499,000	134.1
Gain from sales	—	—	(567,000)	NM

Net Income (Loss)	$390,000	67.5	$(3,557,000)	(116.9)

Basic earnings (loss) per share
Income (loss) from continuing operations	$(0.02)	(200.0)	$(0.07)	(350.0)
Income from discontinued operations	0.07	116.7	(0.39)	(95.1)
Net income (loss) applicable to common shareholders	$0.05	71.4	$(0.46)	(117.9)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(0.02)	(200.0)	$(0.07)	(350.0)
Income from discontinued operations	0.07	116.7	(0.38)	(95.0)
Net income (loss) applicable to common shareholders	$0.05	71.4	$(0.45)	(118.4)

Results of Operations

Three Months Ended September 30, 2005 (“Q3 2005”) Compared with Three Months Ended September 30, 2004 (“Q3 2004”)

Overview

Net loss for Q3 2005 amounted to $188,000 or $0.02 per diluted share, an improvement of $390,000 from the net loss of $578,000 or $0.07 per diluted share reported for Q3 2004. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $250,000 in Q3 2005 compared with $124,000 in Q3 2004. Results per diluted share from continuing operations amounted to $(0.03) in Q3 2005 and $(0.01) in Q3 2004.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.
	Residential Real Estate				Commercial Real Estate				Total
	3 months ended September 30		Increase (Decrease)		3 months ended September 30		Increase (Decrease)		3 months ended September 30		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%	2005	2004		$%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$751	$737	$14	1.9	$398	$409	$(11)	(2.7)	$1,149	$1,146	$3	0.3
Operating expenses	440	403	37	9.2	213	162	51	31.5	653	565	88	15.6
Net operating income	$311	$334	$(23)	(6.9)	$185	$247	$(62)	(25.1)	$496	$581	$(85)	(14.6)

Reconciliation to consolidated net loss from continuing operations:
Net operating income									$496	$581
Depreciation expense									(244)	(220)
General and administrative expenses									(602)	(489)
Other income									188	192
Interest expense									(258)	(264)
Income tax benefit									170	76

Net loss from continuing operations									$(250)	$(124)

The above table details the comparative revenue, expenses and net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated loss from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

Q3 2005 revenues, as compared to Q3 2004 revenues, increased $14,000 or 1.9% to $751,000 and operating expenses increased $37,000 or 9.2% to $440,000. The increase in revenues was largely attributable to the Company’s Sunrise Ridge apartment complex in Tucson, Arizona, where revenues increased primarily due to improved leasing activity.

The increase in operating expense in Q3 2005 over Q3 2004 was mainly due to Sunrise Ridge having higher utility bills caused by the exceptionally warm summer months in 2005 and costs related to turning over apartment units to new tenants.

Commercial Segment

Q3 2005 revenues, as compared to Q3 2004 revenues, decreased $11,000 or 2.7% to $398,000 and operating expenses increased $51,000 or 31.5% to $213,000. The revenue decrease primarily related to the Company’s property at Royal Mall Plaza in Mesa, Arizona. This property is a mixed use commercial/retail property with an emphasis on medical services tenants. This property has experienced difficulty attracting tenants as many medical services entities prefer to buy condominiums or buildings versus renting. The Company is currently evaluating different strategies to attract new tenants to this property. The operating expense increase is mainly due to the office building in Tamarac, Florida, which accounted for $47,000 or 92.2% of the increase and resulted from differences in the timing of paying invoices for services that are not normally accrued at quarter-end.

Depreciation expense amounted to $244,000 in Q3 2005, compared with $220,000 in Q3 2004. The increase is mainly attributable to the capital expenditures at the properties in 2004. The Company follows the half-year convention whereby it only takes one-half of a year of depreciation expense in the year of acquisition of a depreciable asset, while subsequent years have a full year of depreciation expense. Depreciation expense is not included in the operating expenses shown in the preceding table and discussion.

General and administrative expense increased $113,000, or 23.1%, to $602,000 in Q3 2005 from $489,000 in Q3 2004. This increase in general and administrative expense is primarily related to increased professional fees related to our audits. The increase is also related to the method of allocating corporate expenses among the Company’s lines of business. In Q3 2004, a high percentage of corporate salaries and related expenses were allocated to the Company’s oil and gas businesses. In Q3 2005, this allocation was significantly lowered as only accrual adjustments related to prior periods were allocated to the oil and gas business. However, in Q3 2005 a high percentage of corporate salaries and related expenses were allocated to the Company’s discontinued real estate properties that was commensurate with the efforts being undertaken to manage and sell these properties.

Other income decreased $4,000 to $188,000 in Q3 2005 from $192,000 in Q3 2004, principally due to the first quarter 2005 sale of a portion of the Company’s investment in the Presidential Realty Corporation which resulted in the Company receiving lower dividend income.

Interest expense amounted to $258,000 in Q3 2005 and $264,000 in Q3 2004, reflecting normal principal amortization payments.

The provision for income taxes amounted to a benefit of $170,000 in Q3 2005 and $76,000 in Q3 2004. The change in the provision for income taxes is related to the level of income from continuing operations in the 2005 quarter compared to the 2004 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations (after taxes) amounted to $70,000 in Q3 2005 and a loss of $64,000 in Q3 2004. The higher level of income reflects the Company’s efforts to control the operations (revenue and expense) at its properties that have been classified as discontinued, especially the Wilshire Grand Hotel which had a modest operating profit. Sales of properties during the two quarterly periods were basically unchanged. See note 1 to the condensed consolidated financial statements for detail on properties sold during Q3 2005 and Q3 2004.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During Q3 2005 and Q3 2004, the Company recorded losses from operating its oil and gas business, net of taxes, of $8,000 and $390,000, respectively. The net loss reported in Q3 2005 resulted from the allocation of personnel and other costs incurred by the Company in the wind-up of the Canadian oil and gas operations, offset by interest income earned on cash balances being held in Canada that have not yet been repatriated to the United States. The net loss from operating the oil and gas business in Q3 2004 includes the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales and additional severance costs.

Nine Months Ended September 30, 2005 (“YTD 2005”) Compared with Nine Months Ended September 30, 2004 (“YTD 2004”)

Overview

Net income (loss) for YTD 2005 amounted to a loss of $513,000 or $0.07 per diluted share, a decline of $3,557,000 from the net income of $3,044,000 or $0.38 per diluted share reported for YTD 2004. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $681,000 in YTD 2005 compared with $129,000 in YTD 2004. Results per diluted share from continuing operations amounted to $(0.09) in YTD 2005 and $(0.02) in YTD 2004. The 2005 period included the following items:

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
	Residential Real Estate				Commercial Real Estate				Total
	9 months ended September 30		Increase (Decrease)		9 months ended September 30		Increase (Decrease)		9 months ended September 30		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%	2005	2004	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$2,252	$2,238	$14	0.6	$1,193	$1,257	$(64)	(5.1)	$3,445	$3,495	$(50)	(1.4)
Operating expenses	1,216	1,179	37	3.1	551	526	25	4.8	1,767	1,705	62	3.6
Net operating income	$1,036	$1,059	$(23)	(2.2)	$642	$731	$(89)	(12.2)	$1,678	$1,790	$(112)	(6.3)

Reconciliation to consolidated loss from continuing operations:
Net operating income									$1,678	$1,790
Depreciation expense									(702)	(657)
General and administrative expenses									(2,702)	(1,056)
Other income									1,315	432
Interest expense									(775)	(788)
Income tax benefit									505	150

Net loss from continuing operations									$(681)	$(129)

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

Residential Segment

YTD 2005 revenues, as compared to YTD 2004 revenues, increased $14,000 or 0.6% to $2,252,000 and operating expenses increased $37,000 or 3.1% to $1,216,000. The increase in revenues is spread between the Company’s Arizona properties Sunrise Ridge and Van Buren Apartments.

The increase in operating expense in YTD 2005 over YTD 2004 is also spread between Sunrise Ridge and Van Buren Apartments and is mainly attributable to higher utility costs related to the weather.

Commercial Segment

YTD 2005 revenues, as compared to YTD 2004 revenues, decreased $64,000 or 5.1% to $1,193,000 and operating expenses increased $25,000 or 4.8% to $551,000. The revenue decrease is attributable to Tempe Corporate Center in Tempe, Arizona, and Royal Mall in Mesa, Arizona. Tempe Corporate Center has benefited from a property improvements program instituted in Q4 2004 when the occupancy rate had dropped to 53%. The property improvements program, combined with improved marketing and leasing efforts, have resulted in a current occupancy rate of greater than 75%. However, when compared to YTD 2004, a period prior to the steep decline in occupancy, YTD 2005 revenues are lower. The decline in revenues from Royal Mall is in line with the comparative results noted in the discussion of Q3 2005 v. Q3 2004.

The increase in operating expenses is related to the Company’s office building in Tamarac, Florida, where operating expenses increased $36,000. The higher level of operating expenses is due to increased utility costs (water/sewer and electrical) and maintenance expenses related to new tenants and turnover of units.

Depreciation expense amounted to $702,000 in YTD 2005, an increase of 6.8% from the $657,000 in YTD 2004, reflecting increased capital expenditures throughout the Company’s network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company’s properties within their targeted markets. Depreciation expense is not included in the operating expenses shown in the preceding table and discussion.

General and administrative expense increased $1,646,000, or 155.9%, to $2,702,000 in YTD 2005 from $1,056,000 in YTD 2004. The increase in general and administrative expense is primarily related to a charge to expense of approximately $1.0 million ($600,000 after taxes) involving the stock options held by the former President of the Company. On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500. The transaction was completed on April 20, 2005.

The increase is also related to the method of allocating corporate expenses among the Company’s lines of business and the accounting for incentive and stock compensation expense. In YTD 2004, a high percentage of corporate salaries and related expenses were allocated to the Company’s oil and gas businesses. In YTD 2005, the allocation to the oil and gas business was significantly lowered as only accrual adjustments related to prior periods were allocated to the oil and gas business. This lower allocation was partly offset by an increased allocation to discontinued real estate operations.

Additionally, prior to the June 30, 2004, incentive compensation awards were not known until they were approved and paid. Thus, a large portion of the increase was related to recording incentive compensation expense for bonuses to be paid in the future that are being earned by individual and Company performance during the current period and for past awards of restricted stock and other stock compensation whose expense is allocated over the vesting period of the award.

Other income increased $883,000 to $1,315,000 in YTD 2005 from $432,000 in YTD 2004, principally related to $675,000 of gain from the settlement of a mortgage receivable and $134,000 gain from the sale of marketable securities. No marketable securities or other assets from the Company’s portfolio of continuing operations were sold in YTD 2004.

Interest expense in YTD 2005 was modestly lower than the YTD 2004 expense, reflective of normal principal amortization payments.

The provision for income taxes amounted to a tax benefit of $505,000 in YTD 2005 and a benefit of $150,000 in YTD 2004. The change in the provision for income taxes is related to the level of income from continuing operations in YTD 2005 compared to YTD 2004 and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to $41,000 in YTD 2005 and $2,978,000 in YTD 2004. The decreased income reflects the high level of sales of properties in YTD 2004 compared to YTD 2005. During YTD 2004, the Company sold fourteen properties in New Jersey for gross proceeds of $15.9 million that resulted in after-tax gains of $3,634,000. During YTD 2005, the Company sold six condominium units at Galsworthy Arms and Jefferson Gardens for gross proceeds of $1.3 million that resulted in a net after-tax gain of $479,000. See note 1 to the condensed consolidated financial statements for additional details.

Loss from operating discontinued real estate properties amounted to $438,000 in YTD 2005 and $656,000 in YTD 2004. This improvement is reflective of stronger operating results from Biltmore Club Apartments and WO Grand Hotel, LLC.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. The Company recorded a gain, net of taxes, from the sales of $567,000 in YTD 2004.

During YTD 2005 and YTD 2004, the Company recorded income from operating its oil and gas business, net of taxes, of $127,000 and $(372,000), respectively. The income from operating the oil and gas business in YTD 2005 resulted principally from the adjustment of previously accrued Canadian tax liabilities related to the over-accrual of the Company’s 2004 income tax liability (approximately $155,000) and interest income earned in Canada on the funds that have not yet been repatriated to the United States, offset by an allocation of personnel and other costs incurred by the Company in the wind-up of the Canadian oil and gas operations and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales. The income from operating the oil and gas business in YTD 2004 includes the operating results of the oil and gas business for January and February, the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales and the allocation of certain incentive compensation amounts from awards made in January 2005 that relate to efforts that these individuals put forth in consummating the sale of the oil and gas business.

Liquidity and Capital Resources

At September 30, 2005, the Company had working capital of $29.9 million, compared to working capital of $34.6 million at December 31, 2004. The Company has $27.6 million of cash and cash equivalents at September 30, 2005. This balance is comprised of working capital accounts for its real estate properties and corporate needs and short-term investments in government and corporate securities and money market funds. The Company estimates that it has approximately $2.5 million of taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. and Canadian taxes on the repatriation of earnings from its Canadian subsidiary. These obligations will be satisfied in 2005. After considering these tax payments, Wilshire expects to have $25.1 million of cash and cash equivalents for working capital and other purposes.

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

Net cash provided by operating activities amounted to $2.6 million in YTD 2005, while YTD 2004 operating activities used net cash of $6.5 million. The YTD 2005 provision of cash resulted from non-cash charges for depreciation and amortization of $1.0 million, a decline in income taxes receivable due to the receipt of tax refunds, and an increase in other liabilities mainly due to the minority interest related to WO Grand Hotel, LLC, partly offset by a net loss of $0.5 million and the sale of real estate properties and marketable securities with their related changes in receivables, payables and current and deferred tax accounts. The YTD 2004 use of cash was mainly related to gains on the sale of the oil and gas businesses and the sales of real estate properties in New Jersey and the related changes in deferred taxes, partly offset by net income of $3.0 million and non-cash charges for depreciation and amortization expense ($1.5 million) and changes in other current asset and liability and income tax accounts related to normal business activity.

Net cash used in investing activities amounted to $1.0 million in YTD 2005, while net cash of $44.4 million was provided by investing activities in YTD 2004. The cash used in investing activities in YTD 2005 is mainly the result of $6.4 million in real estate capital expenditures, partially offset by a decrease in restricted cash related to the release of $3.9 million of funds that were being held for a Section 1031 exchange that was not completed, and the $1.0 million nonrefundable deposit received on the signing of the WO Grand Hotel, LLC sale contract. The YTD 2005 use of cash was also offset by the proceeds from the sale of real estate assets and marketable securities. The YTD 2004 provision of cash from investing activities is largely related to proceeds from the sale of real estate and oil and gas properties.

Net cash used in financing activities amounted to $4.4 million in YTD 2005 and $11.5 million in YTD 2004. The YTD 2005 and YTD 2004 uses of cash reflects the repayment of long term debt due to the sales of real estate properties and normal annual amortization of long-term debt from monthly debt service payments. YTD 2005 also includes the use of $357,000 for the purchase of treasury stock, offset by the issuance of $400,000 of new debt by WO Grand Hotel, LLC.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At September 30, 2005, the Company had purchased 85,216 shares at an aggregate cost of $555,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company’s common stock.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey, effective April 1, 2005. The lease is for a sixty-five month term with two renewal options each for a five-year term and covers 4,502 rentable square feet at a base rate of $29.00 per square foot. The Company has an option to terminate the lease early after two years, subject to a termination fee. The Company moved into its new space at the end of May 2005.

The Company has concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City has agreed to exclude Amboy Towers from the redevelopment zone and the Company has agreed to invest $750,000 in capital improvements in the building over the next 18 months.

On September 30, 2005, the Company, as the managing member of WO Grand Hotel, LLC (the “Seller”), entered into a definitive agreement (the “Purchase Agreement”) with 350 Pleasant Valley Hotel Associates, L.L.C., (the “Acquirer”) to sell the Wilshire Grand Hotel and Banquet Facility (the “Wilshire Hotel”) to the Acquirer for $12.75 million. The Acquirer is an investor group with which Wilshire had no prior relationship.

The Acquirer funded a $1.0 million deposit (the “$1.0 Million Deposit”) which is non-refundable except if the transaction fails to close due to the inability of the Seller to deliver title to the Acquirer. The closing is scheduled to occur by December 29, 2005 unless the closing date is extended by the Acquirer to a date no later than March 28, 2006. An extension of the closing beyond December 29, 2005 is subject to the Acquirer’s funding an additional $200,000 non-refundable deposit.

The Seller also entered into an agreement (the “Lease Agreement”) under which an affiliate of the Acquirer will lease the catering facility of the Wilshire Hotel from the Seller until the earlier of March 28, 2006 or the closing of the Wilshire Hotel purchase transaction. As a tenant of the catering facility, the Acquirer is obligated to pay the Seller for specified operating expenses such as common area charges, property taxes, utilities, and insurance.

The Acquirer is also obligated to complete certain improvements to the property, including repairing the roof, installing a new kitchen for the catering premises, and paving certain sections of the Wilshire Hotel’s parking lot (the “Improvements”). The Improvements are subject to the Seller’s approval. The Acquirer may submit to the Seller invoices of its expenses related to the Improvements for reimbursement from the Seller. Reimbursements shall be paid for by the Seller by drawing funds from the $1.0 Million Deposit provided by the Acquirer as part of the purchase agreement. If the purchase agreement is terminated as a result of a default by the Seller, the Seller is obligated to refund the $1.0 Million Deposit less any applicable deductions, and any Improvements shall be the property of the Seller. If the Acquirer defaults on the purchase of the Wilshire Hotel, then the Improvements automatically become the property of the Seller and the Acquirer will forfeit the balance of the $1.0 Million Deposit. If the Acquirer completes the purchase transaction, as currently expected, any reduction in the $1.0 Million Deposit as a result of the reimbursement of Improvements does not reduce the $12.75 million purchase price of the Wilshire Hotel; however, the remaining, unexpended portion of the $1.0 Million Deposit shall be retained by Seller and credited against the purchase price.

The previous operator of the Wilshire Hotel (the “Hotel Operator”) defaulted on its lease payments to Wilshire in January 2005. As previously reported in the Company’s quarterly report for the quarter ended June 30, 2005, on June 2, 2005, Wilshire completed a restructuring effort which included the termination of two operating leases that existed with the Hotel Operator and the contribution of the Wilshire Hotel by the Company to a newly formed limited liability company, WO Grand Hotel, LLC. The leasehold mortgagor contributed its loan receivable of $11.9 million in exchange for an equity partnership in the WO Grand Hotel, LLC.

Wilshire currently expects that it should receive approximately $5.25 million, after the payment of expenses and retirement of debt, in net proceeds resulting from the sale of the Wilshire Hotel and that the Company will report a gain on the sale based on its current $4.9 million book value for the property.

In the third quarter of 2005, the Company’s cash balances increased by approximately $2.6 million primarily due to the receipt of income tax refunds of approximately $3.1 million, partly offset by the payment of a $500,000 nonrefundable deposit for the purchase of the Village at Gateway Pavilions in Phoenix, Arizona.

Subsequent Events

On October 13, 2005, the Company’s previously announced contract with an independent third party for the sale of the Twelve Oaks apartment complex in Atlanta, Georgia was terminated when the purchaser withdrew from the transaction. Under the terms of the purchase agreement, the buyer has forfeited, and Wilshire will keep, his $10,000 deposit. The Company intends to operate the apartment complex while continuing to seek a suitable buyer.

In October 2005, the Company has signed contracts to sell the New Jersey properties Galsworthy Arms Condominiums and the Rutherford Bank Branch with two separate buyers. Both contracts contain customary due diligence terms, including providing for a thirty-day period during which the buyers may elect, at their sole discretion, not to buy the applicable property without forfeiting their respective deposit.

On November 1, 2005, the Company received a letter from Mercury Real Estate Advisors LLC that made certain demands on the Company’s management and Board of Directors. See note 9 to the condensed consolidated financial statements and Part II - Other Information, Item 1. Legal Proceedings for additional information.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At September 30, 2005, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets in April 2004, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company will be repatriating all assets, net of liabilities, of its Canadian subsidiary during 2005. At that time, the foreign exchange component previously reported in Accumulated Other Comprehensive Income will be recognized as a component of net income. At September 30, 2005, the unrealized foreign exchange component of Accumulated Other Comprehensive Income was a loss of $590,000.

Long-term debt as of September 30, 2005 and December 31, 2004 consists of the following -

	2005	2004
Mortgage notes payable	$42,515,000	$46,855,000
Less-current portion (1)	1,139,000	729,000
Long term portion (2)	$41,376,000	$46,126,000
(1)	Includes mortgage debt associated with discontinued operations of $788,000 in 2005 and $462,000 in 2004.
(2)	Includes mortgage debt associated with discontinued operations of $24,905,000 in 2005 and $29,381,000 in 2004.

The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2005 and thereafter are -

Year Ended	Amount
September 30, 2006	$1,139,000
September 30, 2007	794,000
September 30, 2008	848,000
September 30, 2009	4,799,000
September 30, 2010	915,000
Thereafter	34,020,000
$42,515,000

The Company is not exposed to changes in interest rates. At September 30, 2005, the Company had $42,515,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.106% and an average remaining life of approximately 6.9 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2009	$3,870,000
2013	31,591,000
$35,461,000

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On November 1, 2005, Mercury Real Estate Advisors LLC (“Mercury”), the owner, with its affiliates, of 14.6% of Wilshire’s outstanding common stock, issued a letter to Wilshire that demanded the immediate liquidation of the Company and raised other concerns. Mercury concluded its letter by stating that it would consider all other options at its disposal if Wilshire’s Board of Directors did not immediately comply with its demand for the immediate distribution of available cash and the adoption of a plan of liquidation.

On November 7, 2005, Wilshire issued a press release stating that the Board of Directors will engage an investment bank to conduct a strategic review regarding alternatives to maximize stockholder value. The press release noted that the Company’s value maximization strategy was publicized at an investor presentation in October 2004 and enumerated various actions taken regarding sales and pending sales of the Company’s assets to maximize stockholder value.

At this time, it is impossible to predict what impact, if any, Mercury’s demand will have on the Company’s results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total share repurchase activity for the period July 1 through September 30, 2005 under the Board’s authorization. The program, for the repurchase of up to 1,000,000 shares of the Company’s common stock, was announced on June 3, 2004. No repurchase activity took place from the date of the announcement of the Board’s authorization through June 30, 2004. For the period July 1, 2004 through June 30, 2005, the Company purchased 82,642 shares under this authorization. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

July 1 - 31, 2005	1,500	$7.62	1,500	915,858 common shares
August 1 - 31, 2005	—	—	—	915,858 common shares
September 1 - 30, 2005	1,074	7.78	1,074	914,784 common shares

Item 6. Exhibits

Exhibit	10.1
Hotel purchase agreement dated as of September 30, 2005, by and between WO GRAND HOTEL, LLC, a New Jersey limited liability company, and 350 PLEASANT VALLEY HOTEL ASSOCIATES, L.L.C., a New Jersey limited liability company.

Exhibit	10.2	Operating lease dated September 30, 2005 between WO Grand Hotel, LLC and Pleasant Valley 350 Catering Associates, LLC.

Exhibit	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit	32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act

Exhibit	32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

S I G N A T U R E S

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: November 14, 2005	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

	By:	/s/ Seth H. Ugelow
Seth H. Ugelow
Chief Financial Officer