Form 10-K
period 2005-12-31
WILSHIRE ENTERPRISES INC
filed 2006-03-31
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-4673

WILSHIRE ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-0513668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1 Gateway Center Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (201) 420-2796

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:

None
(Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005), was $24,071,000.

The number of shares outstanding of each of the registrant’s $1 par value common stock, as of March 21, 2006 was 7,853,718.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Proxy Statement for its 2006 Annual Meeting of Stockholders (Part III).

WILSHIRE ENTERPRISES, INC.

PART I

Item 1.	Business

This report contains “forward-looking statements” within the meaning of the federal securities laws. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words “expect,” “estimate,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes could vary materially from those indicated. We have made forward-looking statements in Items 1, 2, 5, 7 and 7A of this report. See Item 1A “Risk Factors” for a description of some of the important risk factors that may affect actual outcomes.

Background

Wilshire Enterprises, Inc. (“Wilshire” or the “Company”) is a Delaware corporation founded on December 7, 1951. The Company changed its name from Wilshire Oil Company of Texas to its current name on June 30, 2003. The Company’s principal executive offices are located at 1 Gateway Center, Newark, New Jersey 07102. Its main telephone number is (201) 420-2796. Wilshire maintains a website at www.wilshireenterprisesinc.com.

Wilshire is principally engaged in acquiring, owning and operating real estate properties. As further described below, the Company currently owns multi-family properties, office space, retail space, and land located in the states of Arizona, Texas, Florida, Georgia and New Jersey.

In July 2003 the Company committed to the sale of its oil and gas operations and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds to maximize shareholder value. As of June 2004, the Company had completed the sale of its oil and gas operations receiving gross proceeds of $28.1 million. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

The Company remains committed to maximizing shareholder value and is continually exploring all possible alternatives to accomplish this goal. On November 7, 2005, Wilshire announced that the Board of Directors would engage an investment bank to conduct a strategic review regarding alternatives to maximize stockholder value. Wilshire enumerated various actions taken regarding sales and pending sales of the Company’s assets to maximize stockholder value. On January 27, 2006, Wilshire announced that Friedman, Billings, Ramsey & Co., Inc. (“FBR”) had been retained to conduct a strategic review regarding alternatives to maximize stockholder value. In the interim, the Company’s goal is to increase the value of its real estate portfolio by implementing improvements to its existing properties, completing the opportunistic divestiture of select real estate assets and possibly acquiring properties. The Company cannot assure investors of any actions or of the timing of potential actions.

Real Estate Operations

Wilshire is engaged principally in acquiring, owning and operating real estate properties. As of December 31, 2005, Wilshire owned the properties described below:

Name	City	State	Asset Class	Size

Sunrise Ridge	Tucson	AZ	Apartments	340 units
Van Buren	Tucson	AZ	Apartments	70 units
Royal Mall Plaza	Mesa	AZ	Office & retail	66,552 SF
Tempe Corporate	Tempe	AZ	Office	50,700 SF
Tamarac Office Plaza	Tamarac	FL	Office	26,990 SF
Twelve Oaks	Atlanta	GA	Apartments	72 units
Alpine Village	Sussex	NJ	Apartments	132 units
Galsworthy Arms (a)	Long Branch	NJ	Condominiums	42 units
Jefferson Gardens	Jefferson	NJ	Condominiums	18 units
Amboy Tower	Perth Amboy	NJ	Office & Retail	75,000 SF
Wilshire Grand Hotel & Banquet Facility (b)	West Orange	NJ	Hotel & Catering facility	89 rooms; 50,000 SF
Rutherford Bank (c)	Rutherford	NJ	Triple Net Lease	4,000 SF
Alpine Village (d)	Sussex	NJ	Land	0.51 acres
Alpine Village (d)	Wantage	NJ	Land	17.32 acres
Lake Hopatcong	Lake Hopatcong	NJ	Land	1.8 acres
West Orange	West Orange	NJ	Land	0.6 acres
Summercreek	San Antonio	TX	Apartments	180 units
Wellington Estates	San Antonio	TX	Apartments	228 units

(a) The Company closed on the sale of 41 of the 42 condominium units on January 18, 2006 and the remaining unit was sold on March 10, 2006. Gross proceeds for the 42 units was $7.2 million and resulted in an after-tax gain of $3.0 million.

(b) The property is owned by a limited liability company in which the Company has a 50% interest and is the managing partner. The hotel is under a sales contract and it is anticipated that this transaction will close in April 2006. The limited liability company is expected to realize gross proceeds on the sale of $12.8 million.

(c) The Company closed on the sale of the Rutherford Bank branch triple net lease on January 13, 2006 for gross proceeds of $1.6 million that resulted in an after-tax gain of $0.6 million.
(d) Alpine Village land parcels are adjacent to the Alpine Village Apartments.

 Business Strategy

Wilshire’s principal investment objective is to increase the net asset value of its investment portfolio through effective management, growth, financing and investment strategies. Wilshire is currently focused on optimizing the valuation potential and cash flow from many of its assets, repositioning or selling select assets, and potentially acquiring assets in targeted geographic regions. The Company is also focused on increasing long-term growth in cash and cash equivalents generated from operations and cash and cash equivalents available for possible distribution. The Company does not currently pay a dividend.

Wilshire believes that part of its ongoing business strategy is to initiate or entertain corporate transaction discussions, such as acquiring other companies for cash and/or stock or selling/merging the Company for cash and/or stock.

The Company potentially may acquire assets that offer attractive financial returns. In general, it seeks multifamily properties with 200 units or more in geographic regions in which the Company or its contracted property management company (see below) has operations. However, the Company is actively evaluating other asset classes such as office buildings, senior independent living facilities, retail centers and real estate securities and other geographic regions and may invest in one or more of these asset classes in lieu of a multifamily property.

Acquisition of Assets

The purchase agreement for the purchase of The Village at Gateway Pavilions in Avondale, Arizona, a 240 unit apartment complex, that was signed July 29, 2005, has been amended to provide for a closing date on April 4, 2006. Terms for the purchase are being re-negotiated and the Company cannot give assurance when and if this transaction will close.

Divestiture of Assets

The Company divested the following real estate properties in 2005.

Name (State) (asset class)	Date Sold	Selling Price	Net Book Value	Mortgage Value	Taxes Payable on Sale	Net Proceeds (a)

Biltmore Club Apartments (AZ)	12/23/05	$20,956,000	$4,975,000	$8,979,000	$5,852,000	$4,775,000
Galsworthy Arms (NJ) (2-bedroom condominium)	1/26/05	$270,000	$57,000	$34,000	$77,000	$140,000
Galsworthy Arms (NJ) (1-bedroom condominium)	5/5/05	$240,000	$78,000	$29,000	$58,000	$136,000
Galsworthy Arms (NJ) (1-bedroom condominium)	9/28/05	$249,000	$76,000	$25,000	$61,000	$144,000
Jefferson Gardens (NJ) (1-bedroom condominium)	8/3/05	$150,000	$34,000	$19,000	$41,000	$77,000
Jefferson Gardens (NJ) (2-bedroom condominium)	8/31/05	$186,000	$50,000	$40,000	$47,000	$81,000

(a) Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

The Company divested or entered into an agreement to sell the following real estate properties in 2006:

Name (State) (asset class)	Date Sold		Selling Price	Net Book Value	Mortgage Value	Taxes Payable on Sale	Net Proceeds (a)

Galsworthy Arms (NJ) (29 1-bedroom and 12 2-bedroom condominiums) (b)	1/18/06		$6,905,000	$1,941,000	$835,000	$1,854,000	$3,974,000
Rutherford Bank Branch Triple Net Lease	1/13/06		$1,603,000	$604,000	$454,000	$373,000	$695,000
Galsworthy Arms (NJ) (1 2-bedroom condominium)	3/10/06		$292,000	$34,000	$-0-	$95,000	$179,000
Wilshire Grand Hotel & Banquet Facility (NJ)	(c	)	$12,750,000	$10,962,000	$-0-	$613,000	$5,700,000

(a) Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.
(b) The bulk sale of units at Galsworthy Arms were sold “as is,” while the individual units sold in 2004 and 2005 had benefited from significant renovation and upgrade work.
(c)The Wilshire Grand Hotel and Banquet Facility is owned by a limited liability company in which the Company owns 50% and is the managing partner. The limited liability company has entered into a definitive agreement to sell the hotel with the closing date scheduled for April 2006. The selling price, net book value, mortgage value and taxes payable on sale presented in the table above represent 100% amounts for this transaction. The net proceeds presented in the table above represents the 50% portion that is expected to be received by the Company from the sale.

Employees

As of December 31, 2005, the Company had a total of seven full-time employees in its corporate office. Wilshire also employed one consultant to manage its real estate assets in New Jersey and one consultant to assist in financial reporting and analysis.

Property Management

Wilshire contracts with a property management company (the “PMC”) located in Phoenix, Arizona to assist in the management of the Company’s properties including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire’s properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company’s New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions and regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2005 the PMC employed 371 full time and 35 part time people and managed property on behalf of Wilshire in the states of Arizona, Florida, Georgia, New Jersey, and Texas. The PMC does not currently own real estate assets for its own investment purposes. PMC has advised Wilshire that in 2005, Wilshire accounted for approximately 12% of PMC’s total revenues.

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

We believe that our properties are adequately covered by insurance. There are, however, some types of losses (such as losses arising from mold and acts of war) that are not generally insured because they are either uninsurable or not economically insurable. If an uninsured loss or a loss in excess of insured limits occurs, we could lose our capital invested in a property, as well as the anticipated future revenues from the property, and we would continue to be obligated on any mortgage indebtedness or other obligations related to the property. Any loss of that kind could materially adversely affect us.

Competition

All of the properties owned by the Company are in areas where there is substantial competition with other multifamily properties, with single-family housing that is either owned or leased by potential tenants and with other commercial properties. The principal method of competition is to offer competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering properties in attractive locations and providing residential and commercial tenants with amenities such as covered parking, recreational facilities, garages and pleasant landscaping. The Company intends to continue upgrading and improving the physical condition of its existing properties and will consider selling existing properties, which the Company believes have realized their potential, and re-investing in properties that may require renovation but that offer greater appreciation potential.

Environmental Matters

The Company believes that each of its properties is in compliance, in all material respects, with federal, state and local regulations regarding hazardous waste and other environmental matters and is not aware of any environmental contamination at any of its properties that would require any material capital expenditure by the Company for the remediation thereof. No assurance can be given that environmental regulations will not, in the future, have a materially adverse effect on the Company’s operations.

Investment in Marketable Securities

The Company holds investments in certain marketable equity securities and short-term marketable debt instruments, including auction rate securities with interest rate resets ranging from every seven days to every 45 days. The Company’s investments in marketable securities are accounted for as securities available for sale.

Item 1A. Risk Factors

In the normal course of operating our business and executing our business strategies, we are subject to several risks and uncertainties that could impede our ability to achieve our goals, including the risks described below. If any of the following risks actually occur, our financial condition and results of operations and / or the market price of our common stock could be materially and adversely affected.

An acceptable price may not be obtained in our attempt to sell or merge our company.

Our goal of maximizing shareholder value includes the possibility of selling our company to another third party or of merging our company into a suitable merger partner. However, the success of this option for maximizing shareholder value is based upon the ability to obtain a suitable price for our shareholders, which cannot be guaranteed. Our ability to obtain a suitable price depends upon a number of different factors, many of which are outside of our control. We have not made any determination to sell our company at this juncture and cannot assure you that such a sale will occur.

Our announced plans of exploring alternatives for maximizing shareholder value may have resulted in an increase in the market price of our common stock over the market price that would be quoted in the absence of such an announcement.

The market price of our common stock may reflect a so-called “premium” reflecting the market’s anticipation that we will announce a sale of our company or other corporate transaction. The Company cannot provide any assurance that such a transaction will occur.

Our properties held for sale may not realize the sales prices anticipated by us.

As described in Item 1 “Description of Business,” we are holding various properties that are available for sale. It is our intent to sell such properties at a price that we have determined represents their intrinsic value. However, there is no guarantee that a buyer will be found to purchase such properties at our asking price. In this event, our options include continuing to operate the properties, with potentially significant capital expenditures, or to reduce the selling price of the property.

Environmental concerns may limit our ability to operate its real estate properties.

Our ability to operate our continuing real estate operations and sell our discontinued operations are impacted by potential environmental issues including: asbestos removal at certain properties, clean-up of spills from leaking heating oil tanks, faulty sewerage treatment, disposal of cleaning, painting and other potential contaminants and other items. Laws protecting the environment typically are strictly enforced and carry with them substantial monetary penalties for non-compliance. Any action by a federal or state agency could result in substantial penalties and other enforcement measures which could materially and adversely affect us.

Competition in our markets limits rental income from tenants.

The rental income that we may earn from our properties is limited to the local market conditions where the properties are located. This impacts actual rent that may be charged and concessions that may be granted to entice new tenants and tenants renewing their leases to continue to occupy our properties.

Certain properties may require substantial capital expenditures to remain competitive.

As our properties age, they require capital expenditures to remain competitive in their marketplaces. Such capital expenditures could be significant and could relate to roofing, replacement of boilers and air conditioning equipment, paving of parking lots, painting of buildings, and other capital expenditure items.

Economic change in our marketplaces may impact our ability to locate suitable tenants.

Our properties are concentrated in the Southwest and New Jersey. Any negative change in the economic environment in those areas of the country may impact the ability of existing tenants to remain current on their rental payments and impact our ability to attract qualified new tenants.

Interest rate fluctuations impact our ability to raise funds for investment and impacts the desire of tenants to rent versus buying housing.

We are susceptible to changes in interest rates. Increasing interest rates are detrimental to our ability to raise capital for investment purposes at suitable interest rates. Declining interest rates generally make home ownership more affordable than renting for tenants and may cause vacancy rates at our properties to increase.

Government regulations may hinder our ability to dispose of our properties held for sale and may limit our ability to construct improvements at its existing properties.

Government regulations concerning zoning, of property use, environmental regulations and taxation, among other things, could change the economic impact of our decisions to sell various properties and to attempt to construct improvements to make the properties more desirable for tenants and investors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The executive and administrative office of the Company consists of approximately 4,000 square feet, located at 1 Gateway Center, Suite 1030, Newark, New Jersey. Beginning on April 1, 2005, Wilshire leased this office on a five year lease, with two renewal options of five years each. The base monthly rental is $10,880. Wilshire has the right to cancel the lease after 24 months subject to reimbursing the landlord for certain unamortized costs associated with tenant improvements and real estate commissions.

The Company maintained its principal office for its now discontinued United States oil and gas operations in Oklahoma City, Oklahoma, leasing 3,618 square feet on a month-to-month basis, at a monthly cost of $2,345. With the sale in April 2004 of the United States oil and gas assets, this lease was terminated in June 2004.

The Company’s Canadian subsidiary, whose assets were also sold in April 2004, maintained an exploration office in Calgary, Alberta, Canada. The Company leased 1,583 square feet on a month-to-month basis at a monthly rental of $3,408 Canadian. With the sale of the Canadian oil and gas assets in April 2004, this lease was terminated in April 2004.

The following table provides summary information regarding the Company’s apartment properties and condominium properties.

			Apartment Unit Type
Name (State)	Date Acquired	No. of Units	Studio / Efficiencies	1 BR	2 BR	3 BR	Acreage	Rentable Sq. Ft.
Apartments:

Alpine Village (NJ) (a)	10/29/95	132	—	48	84	—	13.73	101,724
Biltmore Club (AZ) (a)(b)	10/23/97	378	192	186	—	—	8.08	193,716
Summercreek (TX) (a)	3/29/01	180	—	84	96	—	8.17	142,452
Sunrise Ridge (AZ)	10/24/97	340	—	144	196	—	17.73	291,674
Twelve Oaks (GA) (a)	4/10/96	72	—	—	42	30	10.04	91,404
Van Buren (AZ)	6/11/98	70	—	42	28	—	1.41	81,404
Wellington (TX) (a)	7/30/98	228	24	60	116	28	8.69	214,744
Condominiums:
Galsworthy Arms (a)(c)(e)	3/31/94	42	—	29	13	—	—	36,210
Jefferson Gardens (a)(d)	3/31/94	18	—	15	3	—	—	14,056

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(b) The Company closed on the sale of this property in December 2005 for $21.0 million.
(c) The Galsworthy Arms condominium complex has a total of 64 units, 44 one bedroom and 20 two bedroom, of which the Company owned 42 units..
(d) The Jefferson Gardens condominium complex has a total of 50 units, 34 one bedroom and 16 two bedroom, of which the Company owned 18 units.
(e) The 42 units at Galsworthy Arms were sold in the first quarter of 2006 for $7.2 million.

The following table provides summary information regarding the Company’s commercial properties.

Name (State)	Date Acquired	Rentable Sq. Ft.	Acreage

Office & Retail:
Amboy Tower (NJ) (a)	3/31/98	75,000
Royal Mall Plaza (AZ)	3/31/94	66,552
Tamarac Office Plaza (FL)	12/31/92	26,990
Tempe Corporate (AZ)	12/31/92	50,700
Triple Net Lease:
Rutherford Bank (NJ) (a)(b)	3/31/94	4,000
Wilshire Grand Hotel & Banquet Facility (NJ) (a)(c)	12/31/97	89 hotel rooms; 50,000 SF banquet facility	12.29
Land:
Alpine Village, Sussex (NJ) (a)	10/28/98	—	0.51
Alpine Village, Wantage (NJ) (a)	2/16/01	—	17.32
Lake Hopatcong (NJ) (a)	3/31/94	—	1.81
West Orange (NJ) (a)	3/31/94	—	0.60

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.
(b) Rutherford was sold in January 2006 for $1.6 million.
(c) The sale of the Wilshire Grand Hotel & Banquet Facility is expected to close in April 2006 for $12.8 million. The Company expects to receive net proceeds of $5.7 million and record a gain on sale of approximately $460,000 upon consummation of this sale.

The following table provides summary financial information for the Company’s properties that are not carried as discontinued operations. Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but that may not be in a geographic region that is currently being targeted by the Company. Discontinued operations include properties that either are under contracts for sale or the Company has identified as properties potentially for sale depending on market conditions, including Alpine Village (NJ), Galsworthy Arms (NJ) (sold in the first quarter 2006), Jefferson Gardens (NJ), Summercreek (TX), Wellington Estates (TX), Twelve Oaks (GA), Amboy Tower (NJ), Rutherford Bank (sold in the first quarter 2006), Wilshire Grand Hotel & Banquet Facility (expected to be sold in April 2006) and the West Orange and Lake Hopatcong New Jersey land parcels. The Company may or may not sell some or all of such assets.

	As of 12/31/05		For the Year 2005
Name (State)	Net Book Value	Mortgage Principal	Net Operating Income	Interest Expense	Capital Expenditures

Apartments:
Sunrise Ridge (AZ)	5,562,000	10,320,000	1,157,000	616,000	294,000
Van Buren (AZ)	1,775,000	2,025,000	198,000	128,000	102,000
Office & Retail:
Royal Mall Plaza (AZ)	1,327,000	—	382,000	—	59,000
Tamarac Office Plaza (FL)	747,000	596,000	111,000	39,000	14,000
Tempe Corporate (AZ)	2,478,000	3,806,000	332,000	293,000	173,000

Total:	$11,889,000	$16,747,000	$2,180,000	$1,076,000	$642,000

Item 3.	Legal Proceedings

Actions and Proceedings

The Company is not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

Other Matters

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

On November 7, 2005, Wilshire announced that the Board of Directors would engage an investment bank to conduct a strategic review regarding alternatives to maximize stockholder value. Wilshire noted that the Company’s value maximization strategy was publicized at an investor presentation in October 2004 and enumerated various actions taken regarding sales and pending sales of the Company’s assets to maximize stockholder value. On January 27, 2006, Wilshire announced that an investment bank, Friedman, Billings, Ramsey & Co., Inc. (“FBR”), had been retained to conduct a strategic review regarding alternatives to maximize stockholder value.

On February 27, 2006, Mercury submitted a letter to the Board of Directors of Wilshire stating its intention to pursue an acquisition of all of the outstanding common shares of the Company for $8.50 per share in cash.

At this time, it is impossible to predict what impact, if any, Mercury’s demand and subsequent stated intention to purchase all of the outstanding common shares of the Company and FBR’s strategic review will have on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

Item 4A.	Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Executive Officer of The Company Since	Position with the Company and Business Experience

S. Wilzig Izak, Age 47	1987	Chairman of the Board of the Company since September 20, 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President

Daniel C. Pryor, Age 45	June, 2004
President and Chief Operating Officer of the Company since June 2004; Investment Banker from 1993 - 2004 including at D&T Corporate Finance (2001 - 2004), Lehman Brothers (1999 - 2001), and Salomon Smith Barney (Citigroup) (1993 - 1999); developer, property manager and investor in the real estate industry (1985 - 1991)

Seth H. Ugelow, Age 53	June, 2004
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

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company’s common stock for the quarters indicated during the years ended December 31, 2005 and 2004:

	Quarter 1			Quarter 2			Quarter 3			Quarter 4
	High	—	Low	High	—	Low	High	—	Low	High	—	Low

2005	$9.70	—	6.00	$8.05	—	7.10	$9.00	—	7.21	$8.35	—	7.40
2004	6.80	—	5.25	5.86	—	4.61	5.30	—	4.90	7.60	—	5.00

As of March 21, 2006, there were 4,074 common shareholders of record.

The Company has not paid any dividends to shareholders during the past two years. Based on a primary objective of increasing shareholder value, the Board of Directors will consider the payment of dividends from time to time in the future based on the Company’s strategic direction, capital requirements, results of operations and other factors.

In June 2004, the Company’s Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker’s commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued. No shares were repurchased during the period October 1, 2005 through December 31, 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company’s shareholders.

Plan Category	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding) Securities Reflected In Column (a))

Equity compensation plans approved by security holders	160,450	$4.97	625,424

Equity compensation plans not approved by security holders	—	—	—

Total	160,450	$4.97	625,424

Item 6.	Selected Financial Data

The selected consolidated financial data for the Company for each of the five (5) fiscal years in the period ended December 31, 2005 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP, an Independent Registered Public Accounting Firm, has reported upon the consolidated financial statements as of and for the years ended December 31, 2005 and 2004. (See Note 3 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K with respect to the restatement of the consolidated financial statements for 2004.) The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been reported upon by Ernst & Young LLP, Independent Registered Public Accounting Firm. Ernst & Young LLP, Independent Registered Public Accounting Firm has also reported upon the consolidated statements of income, cash flows and changes in stockholders’ equity for the year ended December 31, 2001. The consolidated balance sheet as of December 31, 2001 has been reported upon by Arthur Andersen LLP.

The following table sets forth the Company’s selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Certain data as of December 31, 2004, for the year ended December 31, 2004 and for each of the quarters in 2004 and the first three quarters of 2005 has been restated. Such restatements did not impact loss from continuing operations for any period. See Notes 3 and 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional details on the restatements.

	As of December 31
	2005		2004 (Restated)	2003	2002	2001
	(In thousands)
Balance Sheet Data at Year-End:
Total assets	$88,915		$86,916	$98,997	$107,920	$107,903
Long-term debt	33,352		46,855	58,494	65,706	67,948
Stockholders’ equity	41,852	(1)	28,474	24,527	24,239	23,693
Weighted average shares outstanding:
Basic	7,864		7,796	7,810	7,832	7,914
Diluted	7,966		7,955	7,810	7,832	7,914

	For the Year Ended December 31,
	2005	2004 (Restated)	2003	2002	2001
	(In thousands of dollars except per share amounts)
Income Statement Data:
Revenues	$4,624	$4,628	$4,494	$4,630	$4,525
Costs and expenses:
Operating expenses	2,444	2,341	2,287	2,432	2,313
Depreciation	957	873	995	874	818
General and administrative	3,493	2,143	2,349	2,131	1,690
Total costs and expenses	6,894	5,357	5,631	5,437	4,821
Dividend and interest income	700	685	743	877	867
Sale of marketable securities	134	—	2,621	711	(1,684)
Sale of real estate related assets	675	—	—	—	—
Life insurance proceeds	—	—	1,000	—	—
Other income	32	—	232	540	87
Interest expense including amortization of deferred financing costs	(1,090)	(1,083)	(1,305)	(1,123)	(1,047)
Income (loss) before provision for taxes	(1,819)	(1,127)	2,154	198	(2,073)
Income tax expense (benefit)	(1,104)	(409)	343	76	(798)
Income (loss) from continuing operations	(715)	(718)	1,811	122	(1,275)
Discontinued operations - real estate	8,711	4,067	(6)	(54)	(114)
Discontinued operations - oil & gas	(1,105)	(1,322)	(3,178)	1,008	1,841
Net income (loss)	$6,891	$2,027	$(1,373)	$1,076	$452

Basic earnings (loss) per share:
Continuing operations	$(0.09)	$(0.09)	$0.23	$0.02	$(0.16)
Discontinued operations	0.97	0.35	(0.41)	0.12	0.22
Net income (loss) per share	$0.88	$0.26	$(0.18)	$0.14	$0.06

Diluted earnings (loss) per share:
Continuing operations	$(0.09)	$(0.09)	$0.23	$0.02	$(0.16)
Discontinued operations	0.96	0.34	(0.41)	0.12	0.22
Net income (loss) per share	$0.87	$0.25	$(0.18)	$0.14	$0.06

(1) Includes $6.7 million representing the non-controlling interest of a joint venture partner. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effect of Recent Financial Pronouncements.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2005, Wilshire’s dominant business activities were the real estate business and cash management and investment activities. The Company also conducted activities related to winding up its oil and gas business which was sold in April 2004. In 2004 and 2003, the Company was involved in real estate, oil and gas and corporate activities.

The real estate business consists of residential and commercial properties in Arizona, Florida, Georgia, New Jersey and Texas. Within this portfolio of properties, certain properties have been designated as being held for sale and have been classified as discontinued operations. Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but that may be positioned for sale at an optimal valuation or may not be in a geographic region that is currently being targeted by the Company. The following discussion takes an income statement approach and discusses the results of operations first for the properties comprising “continuing operations” and then discusses the discontinued operations.

The assets comprising Wilshire’s oil and gas business were sold in April 2004, effective March 1, 2004. Oil and gas operations for all periods presented in this report have been classified as discontinued operations.

All three activities are reviewed and analyzed in the following discussion, which should be read in conjunction with the financial statements and notes contained in Item 8 of this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Wilshire’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Wilshire, and do not relate strictly to historical or current facts. Wilshire has tried, wherever possible, to identify these forward looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Although Wilshire believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the risks described in Item 1A of this Annual Report.

Certain data as of December 31, 2004 and for the year then ended, for each of the quarters in 2004 and for the first three quarters of 2005 have been restated. See Notes 3 and 13 of the Notes to Consolidated Financial Statements. Such restatements are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Critical Accounting Policies

Pursuant to the Securities and Exchange Commission (“SEC”) disclosure guidance for “Critical Accounting Policies,” the SEC defines Critical Accounting Policies as those that require the application of Management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

Wilshire’s discussion and analysis of its financial condition and results of operations are based upon Wilshire’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Wilshire to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Wilshire bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Property and Equipment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2005 and 2004 that the value of any of its properties is impaired.

Revenue Recognition

Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenants. For commercial properties, rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. For residential properties where lease agreements are almost exclusively for one- year terms, rental revenue is recognized in accordance with the contractual terms of the underlying leases. The Company follows a policy of aggressively pursuing its rental tenants to ensure timely payment of amounts due. When a tenant becomes 30 days in arrears on paying rent, the amount is written-off and turned over to a collection agency for action. Accordingly, no allowance for uncollectible accounts is maintained for the Company’s real estate tenants.

Foreign Operations

The assets and liabilities of Wilshire’s Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses is included as a component of accumulated other comprehensive income (loss) until the sale or substantial liquidation of the underlying foreign investment at which time gains and losses are included in the Company’s results of operations.

As a result of the sale of the Canadian oil and gas assets in 2004 and the anticipated distribution of net proceeds to the United States parent company in 2006, Wilshire has provided at December 31, 2005, $2.1 million of United States taxes and $200,000 of Canadian taxes that are expected to be incurred upon such remittance. During 2005, the Company’s Canadian affiliate declared and paid to Wilshire dividends amounting to $11.5 million, resulting in the payment of $576,000 of Canadian taxes. See Note 1 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

Wilshire follows the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) 123 and SFAS 148. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123R will be adopted commencing January 1, 2006. SFAS 123R establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The adoption of this new accounting pronouncement is not expected to have a material impact on Wilshire’s consolidated financial statements with respect to previously granted equity compensation.

Effects of Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets an amendment of Accounting Principles Board (“APB”) Opinion No. 29.” SFAS 153 amends APB 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The provisions of SFAS 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of the provisions of SFAS 153 is not expected to have a material impact on the Company’s consolidated financial condition.

In December 2004, the FASB issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123R will be adopted commencing January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The adoption of this new accounting pronouncement is not expected to have a material impact on Wilshire’s consolidated financial statements with respect to previously granted equity compensation.

In December 2003, the FASB issued revised Financial Accounting Interpretation (“FIN”) 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” FIN 46R requires the consolidation of an entity in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity (variable interest entities, or “VIEs”). Currently, entities are generally consolidated by an enterprise when it has a controlling financial interest through ownership or a majority voting interest in the entity. Application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 31, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by nonpublic entities to all types of entities is required at various dates in 2004 and 2005. In some instances, enterprises have the option of applying or continuing to apply Interpretation 46 for a short period of time before applying Interpretation 46(R). As of December 31, 2005, the Company has a 50% ownership in a joint venture that is being consolidated under the provisions of FIN 46R. The minority interest in this investment is included in Stockholders’ Equity under the caption “Non-controlling interest of joint venture partner.”

Results of Operations

The following table presents the increases (decreases) in each major statement of income category for the year ended December 31, 2005 (“2005”) compared with the year ended December 31, 2004 (as restated) (“2004”) and 2004 compared with the year ended December 31, 2003 (“2003”).

	Increase (Decrease) in Consolidated Statements of Income Categories for the periods:
	2005 v. 2004		2004 v. 2003
	Amount ($)%		Amount ($)%

Revenues	$(4,000)	(0.1)%	$134,000	3.0%
Costs and Expenses
Operating expenses	103,000	4.4	54,000	2.4
Depreciation expense	84,000	9.6	(122,000)	(12.3)
General and administrative	1,350,000	63.0	(206,000)	(8.8)
Total costs and expenses	1,537,000	28.7	(274,000)	(4.9)
Income (Loss) from Operations	(1,541,000)	(211.4)	408,000	35.9
Other Income
Dividend and interest income	15,000	2.2	(58,000)	(7.8)
Gain on sale of marketable securities	134,000	100.0	(2,621,000)	(100.0)
Gain on sale of real estate related assets	675,000	100.0	—	—
Insurance proceeds	—	—	(1,000,000)	(100.0)
Other income	32,000	100.0	(232,000)	(100.0)
Interest Expense	(7,000)	(0.6)	222,000	17.0
Income (loss) before provision for income taxes	(692,000)	(61.4)	(3,281,000)	(152.3)
Income Tax Expense (Benefit)	(695,000)	(169.9)	(752,000)	(219.2)
Income (Loss) from Continuing Operations	3,000	(0.4)	(2,529,000)	(139.6)
Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(507,000)	(874.1)	1,029,000	94.7
Gain from sales	5,151,000	124.9	3,044,000	281.6
Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	784,000	41.5	1,289,000	40.6
Gain from sales	(567,000)	(100.0)	567,000	100.0
Net Income (Loss)	$4,864,000	240.0	$3,400,000	247.6
Basic earnings (loss) per share:
Income (loss) from continuing operations	$—	—	$(0.32)	(139.1)
Income (loss) from discontinued operations	0.62	177.1	0.76	185.4
Net income (loss) applicable to common stockholders	$0.62	238.5	$0.44	244.4
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$—	—	$(0.32)	(139.1)
Income from discontinued operations	0.62	182.4	0.75	182.9
Net income (loss) applicable to common stockholders	$0.62	248.0	$0.43	238.9

Results of Operations - 2005 v. 2004

Overview

Net income for 2005 amounted to $6,891,000 or $0.87 per diluted share, an increase of $4,864,000 from net income of $2,027,000 or $0.25 per diluted share reported for 2004. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $715,000 in 2005 compared with a loss of $718,000 in 2004. Results per diluted share from continuing operations amounted to $(0.09) in both 2005 and 2004. The 2005 period included approximately $600,000 of after tax ($1,029,000 before taxes) expense related to the termination of a consulting contract and the exercise of stock options by the former President of the Company. This expense was partly offset by gains on the sale of marketable securities ($134,000 before taxes; $80,000 after taxes) and a gain on the settlement of a mortgage receivable ($675,000 before taxes; $405,000 after taxes).

Reported loss from continuing operations in 2005 compared with 2004 reflects a lower level of income from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses), that was partially offset by higher other income and an increased income tax benefit. These factors are discussed below.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate				Total
	Year ended December 31		Increase (Decrease)		Year ended December 31		Increase (Decrease)		Year ended December 31		Increase (Decrease)
	2005	2004	$	%	2005	2004	$	%	2005	2004	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Rental income	$2,782	$2,754	$28	1.0	$1,456	$1,447	$9	0.6	$4,238	$4,201	$37	0.9
Vending income	5	18	(13)	(72.2)	—	—	—	—	5	18	(13)	(72.2)
Other	231	204	27	13.2	150	205	(55)	(26.8)	381	409	(28)	(6.8)
Total revenues	3,018	2,976	42	1.4	1,606	1,652	(46)	(2.8)	4,624	4,628	(4)	(0.1)
Operating expenses	1,664	1,607	57	3.5	780	734	46	6.3	2,444	2,341	103	4.4
Net operating income	$1,354	$1,369	$(15)	(1.1)	$826	$918	$(92)	(10.0)	$2,180	$2,287	$(107)	(4.7)

Reconciliation to consolidated income (loss) from continuing operations:
Net operating income									$2,180	$2,287
Depreciation expense									(957)	(873)
General and administrative expenses									(3,493)	(2,143)
Other income									1,541	685
Interest expense									(1,090)	(1,083)
Income tax benefit									1,104	409

Loss from continuing operations									$(715)	$(718)

The above table details the comparative net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Tucson, Arizona. During 2005 NOI decreased modestly by $15,000 or 1.1% to $1,354,000 based upon a revenue increase of $42,000 or 1.4% to $3,018,000 which was more than offset by an operating expense increase of $57,000 or 3.5% to $1,664,000.

Revenues for the residential segment was negatively impacted due to the Company suspending leasing activity at the Van Buren for several months while evaluating alternative uses for the property. The modest increase in operating expenses is reflective of increased maintenance work resulting from the Company’s efforts to strengthen the market competitiveness of the properties and one-time expenses related to architectural, legal and other fees resulting from an evaluation of alternative uses for Van Buren Apartments.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona, Tamarac, in Tamarac, Florida, and Tempe Corporate Center in Tempe, Arizona. During 2005 NOI decreased $92,000 or 10.0% to $826,000 due to a decline in revenues of $46,000 or 2.8% to $1,606,000 and an increase in operating expenses of $46,000 or 6.3% to $780,000.

The revenue shortfall was related to a decrease in occupancy at Royal Mall Plaza. This property is a mixed use commercial/retail property with an emphasis on medical services tenants. This property has experienced difficulty attracting tenants as many medical services entities prefer to buy condominiums or buildings versus renting. The Company is evaluating investing in refurbishing the property, including painting and potential exterior renovations, and has retained a leasing agent to seek to attract new tenants to this property. In addition, the Company is evaluating converting the property into professional condominiums.

Both Tempe Corporate Center and Tamarac benefited from significantly improved leasing activity in 2005 which should benefit the financial performance of the properties in 2006. After experiencing a decrease in occupancy in the third and fourth quarters of 2004, Tempe Corporate Center had three new leases signed in the fourth quarter of 2004 and five new leases signed in 2005 resulting from a comprehensive property renovation which commenced in late 2004. Revenues at Tempe Corporate Center in 2006, based on leases currently in place, are expected to exceed 2005 revenues by more than 15%. Such expectation represents a forward-looking statement. Actual results could differ materially from such expectation as a result of a variety of factors, including the impact of general economic conditions, interest rates and factors directly impacting the financial condition and results of operations of the Company’s tenants.

Tamarac benefited from an aggressive leasing and marketing program with rental rates for the individual 675 square foot units increasing from approximately $12.81 per square foot to $16.00 per square foot for lease renewals and $19.50 per square foot for new leases. During 2005, leases were entered into for 18 out of the 40 total units for periods ranging from two to seven years. At December 31, 2005, three units were vacant and eight units were under lease agreements that expire in 2006. In 2006, revenues may increase at Tamarac by more than 10% as a result of the leasing and marketing program. Such expectation represents a forward-looking statement. Actual results could differ materially from such expectation as a result of a variety of factors, including the impact of general economic conditions, interest rates and factors directly impacting the financial condition and results of operations of the Company’s tenants.

The increase in operating expenses is mainly related to the Tamarac property, due to higher utility costs (water, sewer, electric) and maintenance expenses related to new tenants and turnover of units plus $24,000 of incentive compensation expense related to the releasing of the units to existing and new tenants.

Revenues

	Years Ended December 31,
	2005	2004	Increase (Decrease)

Sunrise Ridge, Arizona	$2,434,000	$2,388,000	$46,000
Van Buren Apartments, Arizona	584,000	588,000	(4,000)
Sub-total - Residential Properties	3,018,000	2,976,000	42,000

Royal Mall Plaza, Arizona	606,000	655,000	(49,000)
Tamarac, Florida	327,000	313,000	14,000
Tempe Corporate Center, Arizona	673,000	684,000	(11,000)
Sub-total - Commercial Properties	1,606,000	1,652,000	(46,000)

Total Revenues	$4,624,000	$4,628,000	$(4,000)

Revenues from rental properties amounted to $4,624,000 in 2005, a decrease of $4,000 or 0.1%, from $4,628,000 in 2004. The majority of the decrease for the 2005 period is attributable to Royal Mall Plaza, which has had difficulty in attracting tenants. As noted in the preceding discussion, the Company is expecting an increase in revenues at Tempe Corporate Center and Tamarac and is evaluating a limited renovation of Royal Mall Plaza to attract new tenants to this property. The revenue shortfall at Royal Mall Plaza was mostly offset by a $46,000, or 1.9%, increase in revenue at Sunrise Ridge Apartments, reflecting higher occupancy at this property. Van Buren revenues were impacted negatively due to the Company’s suspending leasing activity at the property for several months while evaluating alternative uses for the property.

Operating Expenses

	Years Ended December 31,
	2005	2004	Increase (Decrease)

Sunrise Ridge, Arizona	$1,277,000	$1,249,000	$28,000
Van Buren Apartments, Arizona	387,000	358,000	29,000
Sub-total - Residential Properties	1,664,000	1,607,000	57,000

Royal Mall Plaza, Arizona	224,000	212,000	12,000
Tamarac, Florida	215,000	176,000	39,000
Tempe Corporate Center, Arizona	341,000	346,000	(5,000)
Sub-total - Commercial Properties	780,000	734,000	46,000

Total Operating Expenses	$2,444,000	$2,341,000	$103,000

Operating expenses were $2,444,000 in 2005, $103,000, or 4.4% higher than $2,341,000 in 2004. The majority of the increase for the 2005 period is attributable to higher costs that are sensitive to the warm weather experienced in our market areas, such as water, electric, landscaping and to increased maintenance costs related to new tenants and turnover of units. Van Buren expenses increased due to various items, such as architectural and legal fees, related to the Company’s evaluation of the property for alternative uses. Tamarac expenses increased due to higher utility costs (water, sewer, electric) and maintenance expenses related to new tenants and turnover of units plus compensation expenses related to the leasing of the units to existing and new tenants.

Depreciation expense amounted to $957,000 in 2005, an increase of $84,000 or 9.6% from $873,000 in 2004, reflecting increased capital expenditures throughout the Company’s network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company’s properties within their targeted markets. Depreciation expense is not included in the operating expenses shown in the preceding table and discussion.

General and administrative expense increased $1,350,000, or 63.0%, to $3,493,000 in 2005 from $2,143,000 in 2004. The increase in general and administrative expense is primarily related to a charge to expense of approximately $1.0 million ($600,000 after taxes) involving the stock options held by the former President of the Company. On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500. The transaction was completed on April 20, 2005.

The increase is also related to incentive and stock compensation expense. Prior to June 30, 2004, incentive compensation awards were not known until they were approved and paid. Current practice is to accrue incentive compensation expense for bonuses to be paid in the future that are being earned by individual and Company performance during the current period. In addition, the Company awarded its senior officers 47,400 shares of restricted common stock in 2005 that vest over a three-year period. General and administrative expense in 2005 includes $186,000 related to the amortization of the cost of issuing these stock awards.

Other income increased $856,000 to $1,541,000 in 2005 from $685,000 in 2004, principally related to $134,000 of gains in 2004 from the sale of marketable securities and $675,000 of gain from the settlement of a mortgage receivable.

Interest expense increased modestly to $1,090,000 from $1,083,000 in 2004, mainly related to $14,000 of interest paid to various state governments concerning underpayment of estimated taxes in 2004.

The provision for income taxes amounted to a tax benefit of $1,104,000 in 2005 compared to a tax benefit of $409,000 in 2004. The change in the provision for income taxes is related to the level of income from continuing operations in 2005 compared to 2004 and the change in the mix between taxable and tax-exempt income. In 2005, the Company earned approximately $322,000 of tax-exempt interest income compared to $194,000 earned in 2004.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $8,711,000 in 2005 and $4,067,000 in 2004. The increased income reflects the higher level of sales of properties in 2005 compared to 2004.

During 2005, the Company sold the Biltmore Club Apartments in Phoenix, Arizona, for gross proceeds of $20,956,000 that resulted in an after-tax gain of $8,847,000. Biltmore Club Apartments had net operating income of $820,000, excluding reserves and capital expenditures of $195,000 in 2004, the last full year of operations. In addition, in 2005, the Company sold three units (2 1-bedroom units and 1 2-bedroom units) at Galsworthy Arms Condominiums subsequent to significant interior upgrades and two units (1 1-bedroom unit and 1 2-bedroom unit) at Jefferson Gardens Condominiums for total gross proceeds of $1,094,000, resulting in an after-tax gain of $429,000.

During 2004, the Company sold land in Montville, New Jersey, and South Brunswick, New Jersey for gross proceeds of $1,000,000 and $3,950,000, respectively, that resulted in after-tax gains of $205,000 and $485,000, respectively. The Company also sold thirteen residential properties located in Jersey City, New Jersey for gross proceeds of $14,750,000 that resulted in an after-tax gain of $3,366,000. In addition, the Company sold two 1-bedroom units at Jefferson Gardens Condominiums for gross proceeds of $276,000 and an after-tax gain of $69,000.

The loss on operating discontinued real estate properties increased in 2005 to $565,000 in 2005 from $58,000 in 2004, reflecting increased operating losses at the Company’s Twelve Oaks Apartments in Atlanta, Georgia, and at the Company’s office building in Perth Amboy, New Jersey, and at Galsworthy Arms and Jefferson Gardens Condominiums where many units were left vacant in 2005 in anticipation of their sale to private investors.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2005 and 2004 (as restated), respectively, the Company recorded losses, net of taxes, from its oil and gas businesses of $1,105,000 and $1,889,000, respectively. The net loss from operating the oil and gas business in 2005 reflects the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale, adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business and a $449,000 foreign currency translation loss related to the Company’s Canadian oil and gas business. Year 2004 has been restated to reflect the write-off of income tax receivables ($637,000) and the reclassification of unrealized foreign currency translation gains (losses) ($26,000) from accumulated other comprehensive income to discontinued operations - loss from oil and gas operations due to the substantial liquidation of the Company’s Canadian oil and gas operations upon its sale effective March 1, 2004. Year 2004 operating results also include the results of the oil and gas business for January and February and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales. The Company received gross proceeds from the sale of its oil and gas assets in the United States and Canada of $28.3 million and recorded a net after-tax gain of $567,000 on the sale.

Results of Operations - 2004 v. 2003

Overview

Net income for 2004 amounted to $2,027,000 or $0.25 per diluted share, compared to a net loss of $1,373,000 or $0.18 per diluted share reported for 2003.

Continuing Operations:

Income from continuing operations was a loss of $718,000 in 2004 compared with income of $1,811,000 in 2003. Results per diluted share from continuing operations amounted to a loss of $0.09 in 2004 compared to income of $0.23 in 2003. The 2003 period included $1,550,000 of after tax ($2,621,000 before taxes) gains from the sale of marketable securities and $1,000,000 after tax income from death benefits received from an insurance policy on the life of the Company’s former senior consultant.

Reported income from continuing operations in 2004 compared with 2003 reflects a higher level of income from operations and lower interest expense and an income tax benefit that was more than offset by lower other income. The 2003 period included the previously mentioned gains from the sale of marketable securities and the proceeds from an insurance policy on the life of the Company’s former Senior Consultant. In addition, interest expense in 2003 includes the costs associated with refinancing the Company’s mortgage debt in that year.

Segment Information

The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate				Total
	Year ended December 31		Increase (Decrease)		Year ended December 31		Increase (Decrease)		Year ended December 31		Increase (Decrease)
	2004	2003	$	%	2004	2003	$	%	2004	2003	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Rental income	$2,754	$2,696	$58	2.2	$1,447	$1,403	$44	3.1	$4,201	$4,099	$102	2.5
Vending income	18	7	11	157.1	—	—	—	—	18	7	11	157.1
Other	204	199	5	2.5	205	189	16	8.5	409	388	21	5.4
Total revenues	2,976	2,902	74	2.5	1,652	1,592	60	3.8	4,628	4,494	134	3.0
Operating expenses	1,607	1,592	15	0.9	734	695	39	5.6	2,341	2,287	54	2.4
Net operating income	$1,369	$1,310	$59	4.5	$918	$897	$21	2.3	$2,287	$2,207	$80	3.6

Reconciliation to consolidated income (loss) from continuing operations:
Net operating income									$2,287	$2,207
Depreciation expense									(873)	(995)
General and administrative expenses									(2,143)	(2,349)
Other income									685	4,596
Interest expense									(1,083)	(1,305)
Income tax (expense) benefit									409	(343)

Income (loss) from continuing operations									$(718)	$1,811

The above table details the comparative net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated income (loss) from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

During 2004 revenues increased $74,000 or 2.5% to $2,976,000 and NOI increased $59,000 or 4.5% to $1,369,000. Sunrise Ridge and Van Buren had NOI increases of $41,000 and $18,000, respectively. These results are partially reflective of the relative strengths of the rental markets in these areas.

Commercial Segment

During 2004 revenues increased $60,000 or 3.8% to $1,652,000 and NOI increased $21,000 or 2.3% to $918,000. The NOI improvement was due to Royal Mall Plaza which in 2004 had improved revenues and lower operating expenses. The results at Royal Mall Plaza offset the decline in NOI at Tamarac (Florida) and Tempe Corporate Center (Arizona), which both had increases in operating expenses. Tempe Corporate Center also experienced a modest decline in revenues due to tenants vacating in the fourth quarter of 2004.

During the second half of 2004, and continuing into 2005, the Company has undertaken a program to upgrade the common areas of the Tempe Corporate Center. Through February 2005, in excess of $300,000 had been spent on this program. Partially as a result of this upgrade program and increased marketing efforts, the Company has entered into several leases with new tenants and the building has an improved occupancy percentage in February 2005 as compared to September 2004, when the increased marketing efforts commenced.

Revenues

	Years Ended December 31,
	2004	2003	Increase (Decrease)

Sunrise Ridge, Arizona	$2,388,000	$2,341,000	47,000
Van Buren Apartments, Arizona	588,000	561,000	27,000
Sub-total - Residential Properties	2,976,000	2,902,000	74,000

Royal Mall Plaza, Arizona	655,000	619,000	36,000
Tamarac, Florida	313,000	281,000	32,000
Tempe Corporate Center, Arizona	684,000	692,000	(8,000)
Sub-total - Commercial Properties	1,652,000	1,592,000	60,000

Total Rental Revenues	$4,628,000	$4,494,000	$134,000

Revenues amounted to $4,628,000 in 2004, an increase of $134,000 or 3.0%, from $4,494,000 in 2003. The increase is related to all of the Company’s properties except for Tempe Corporate Center which had a decrease of $8,000 in revenues. During 2004, Tempe Corporate Center experienced difficulty in leasing its vacant units. As previously discussed, improvements were made to the property and marketing efforts intensified. The results of these initiatives began to become evident in early 2005 and are expected to continue in 2006.

Operating Expenses

	Years Ended December 31,
	2004	2003	Increase (Decrease)

Sunrise Ridge, Arizona	$1,249,000	$1,243,000	$6,000
Van Buren Apartments, Arizona	358,000	349,000	9,000
Sub-total - Residential Properties	1,607,000	1,592,000	15,000

Royal Mall Plaza, Arizona	212,000	228,000	(16,000)
Tamarac, Florida	176,000	137,000	39,000
Tempe Corporate Center, Arizona	346,000	330,000	16,000
Sub-total - Commercial Properties	734,000	695,000	39,000

Total Operating Expenses	$2,341,000	$2,287,000	$54,000

Operating expenses were $2,341,000 in 2004, $54,000, or 2.4% higher than $2,287,000 in 2003. The operating expense increase was spread among all of the Company’s properties except Royal Mall Plaza which had a $16,000 decrease in operating expenses. The operating expense increase at Tamarac was related to property taxes and insurance, utilities, payroll and other contracted services.

Depreciation expense amounted to $873,000 in 2004, a decrease of 12.3% from $995,000 in 2003, reflecting the interaction of older assets becoming fully depreciated versus new depreciable assets commencing depreciation.

General and administrative expense decreased $206,000, or 8.8%, to $2,143,000 in 2004 from $2,349,000 in 2003. The decrease was related largely to an increased allocation of expenses to discontinued operation - real estate, reflecting the increased management time and expense associated with managing and selling these properties. This decrease was partly offset by a non-cash charge of $114,000 related to stock options for the former president of the Company who retired June 30, 2004 and whose services had been retained under a three-year consulting agreement. The stock option expense was to be amortized over the three-year term of the consulting agreement. At December 31, 2004, $431,000 remained to be amortized into expense.

Other income decreased $3,911,000 to $685,000 in 2004 from $4,596,000 in 2003, principally related to $2,621,000 of gains in 2003 from the sale of marketable securities and the receipt of $1,000,000 by the Company in 2003 as a beneficiary of life insurance policies on the life of the Company’s former Chairman and President Siggi B. Wilzig, who had been serving as its Senior Consultant until his death on January 7, 2003. The receipt of the life insurance proceeds was not taxable to the Company. No securities were sold in the 2004 period.

Interest expense in 2004 decreased to $1,083,000 from $1,305,000 in 2003. Interest expense in 2003 includes a one time prepayment penalty and extra amortization expense applicable to a write-off of unamortized mortgage costs associated with the refinancing of mortgage debt. This refinancing of the mortgage notes payable reduced the effective rate paid by the Company from 7.36% to 6.22% and extended its maturity and terms.

The provision for income taxes amounted to a tax benefit of $409,000 in 2004 compared to a tax charge of $343,000 in 2003. The change in the provision for income taxes is related to the level of income from continuing operations in 2004 compared to 2003 and the change in the mix between taxable and tax-exempt income. In 2003, $1,000,000 of insurance proceeds received was exempt from taxation.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $4,067,000 in 2004 and an after tax loss of $6,000 in 2003. The increased income primarily reflects the higher level of sales of properties in 2004 compared to 2003.

During 2004, the Company sold land in Montville, New Jersey, and South Brunswick, New Jersey for gross proceeds of $1,000,000 and $3,950,000, respectively, resulting in after-tax gains of $205,000 and $485,000, respectively. The Company also sold thirteen residential properties located in Jersey City, New Jersey for gross proceeds of $14,750,000 that resulted in an after-tax gain of $3,366,000. In addition, the Company sold two 1-bedroom units at Jefferson Gardens Condominiums for gross proceeds of $276,000 and an after-tax gain of $69,000.

During 2003, the Company sold three properties in Florida for gross proceeds of $3,190,000 that resulted in an after-tax gain of $1,081,000.

The loss on operating discontinued real estate properties was $58,000 in 2004 from $1,087,000 in 2003 mainly due to additional properties being classified as discontinued in 2005 with the resulting reclassification of their operating results out of continuing operations into discontinued operations for the 2004 and 2003 periods. In addition, 2003 includes additional interest expense costs related to the previously mentioned refinancing of the mortgage debt.

Oil and Gas

During 2004 and 2003, respectively, the Company recorded losses, net of taxes, from its oil and gas businesses of $1,889,000 and $3,178,000, respectively. Year 2004 has been restated to reflect the write-off of income tax receivables ($637,000) and the reclassification of unrealized net foreign currency translation gains of $26,000 from accumulated other comprehensive income to discontinued operations - loss from oil and gas operations due to the substantial liquidation of the Company’s Canadian oil and gas operations upon its sale effective March 1, 2004. Year 2004 operating results also include the results of the oil and gas business for January and February and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales. The Company received gross proceeds from the sale of its oil and gas assets in the United States and Canada of $28.3 million and recorded a net after-tax gain of $567,000 on the sale.

During 2003 the Company recorded a loss, net of taxes, from its oil and gas businesses of $3,178,000, which included a $4.4 million after tax charge resulting from the difference between the carrying value and estimated market value of the Company’s Canadian oil and gas properties.

Effects of Inflation

The effects of inflation on the Company’s financial condition are not considered to be material by management.

Liquidity and Capital Resources

At December 31, 2005, the Company had working capital, including restricted cash classified in the balance sheet as noncurrent assets, of $37.4 million, compared to working capital of $33.9 million at December 31, 2004. The change reflects the receipt of approximately $6.3 million, net, from the sale of Biltmore Club Apartments and five units at Galsworthy Arms and Jefferson Gardens condominiums, partly offset by the repayment of $3.4 million of mortgage debt related to the Wilshire Grand Hotel.

The Company has $38.8 million of cash and cash equivalents, including restricted cash, and short-term marketable debt securities at December 31, 2005. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, and money market funds, and funds held in escrow by qualified intermediaries for 1031 exchange transactions. The Company estimates that it has approximately $2.3 million of taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. and Canadian taxes on the repatriation of earnings from its Canadian subsidiary. In addition, the Company has $5.8 million of taxes due on the sale of the Biltmore Club Apartments which are being deferred through a like-kind exchange under IRS section 1031. After considering known special 2006 cash needs, comprised of $11.4 million needed to fund the acquisition of The Village at Gateway Pavilions, if the transaction closes, and the estimated $2.3 million required for tax payments related to the repatriation of assets from the Company’s Canadian subsidiaries, Wilshire expects to have $25.1 million of cash and cash equivalents for working capital and other purposes. In addition to the special cash needs noted above, depending upon the outcome of the negotiations related to the purchase of The Village at Gateway Pavilions, the Company may have an additional tax liability related to the sale of the condominiums at Galsworthy Arms.

Regarding the investments in short-term marketable debt securities, the Company invests its available funds in high quality investments that are consistent with the Company’s investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers.

The Company continues to explore corporate and real estate property acquisitions as they arise. The timing of such acquisitions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. In the short-term, the Company will seek to invest these funds in high quality investments that are consistent with its investment policy. Management considers its liquidity position adequate to fulfill the Company’s current business plans.

Net cash used in operating activities amounted to $2.6 million in 2005 and $8.5 million in 2004. In 2003, net cash provided by operating activities amounted to $7.4 million. The 2005 use of net cash primarily relates to gains on sales of real estate assets of $16.0 million, partly offset by net income of $6.9 million and a deferred income tax provision of $5.6 million.

The 2004 use of cash resulted from net income of $1.6 million, the sale of the oil and gas business and the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. The 2003 provision of cash was mainly related to a net loss of $1.4 million and non-cash charges for depreciation and amortization expense ($6.2 million) and an impairment loss related to Wilshire’s Canadian oil and gas operations ($7.0 million), partly offset by changes in other current asset and liability and income tax accounts related to normal business activity.

Net cash provided by investing activities amounted to $2.3 million in 2005, $32.5 million in 2004 and $2.1 million in 2003. The cash provided by investing activities in 2005 is due to $21.7 million of proceeds from the sale of real estate and real estate related assets, partly offset by a $10.9 million increase in short-term marketable debt securities, $2.2 million of capital expenditures related to our real estate properties and a $6.7 million increase in restricted cash. The increase in restricted cash is related to an IRS Section 1031 exchange that the Company has entered into with the proceeds from the sale of Biltmore Club Apartments less the reversal of the restricted cash related to the sale of land at Schalk Station in 2004.

The increase in net cash provided by investing activities in 2004 is due mainly to the sale of real estate assets and oil and gas assets in 2004 ($48.0 million), partly offset by an $11.1 million increase in short-term marketable debt securities, a $2.3 million of capital expenditures related to our real estate properties and an increase in restricted cash related to the IRS Section 1031 exchange that the Company has entered into with the proceeds from the sale of land at Schalk Station, New Jersey. The 2003 provision of cash from investing activities is related to proceeds from the sale of real estate properties and marketable securities, partly offset by capital expenditures on real estate properties and oil and gas activities.

Net cash used in financing activities amounted to $13.5 million in 2005, $11.8 million in 2004, and $7.7 million in 2003. The 2005 and 2004 use of cash reflects the repayment of long term debt due to the sales of real estate properties and the oil and gas assets and normal annual amortization of long term debt from monthly debt service payments. The 2003 use of cash reflects the net of repayments of long term debt due to the refinancing of various mortgage loans, the sale of real estate properties and normal annual amortization of long term debt from monthly debt service payments, partly offset by the issuance of new mortgage loans from the previously mentioned refinancing.

The Company does not have any sources of working capital outside of its business operations. It does not have any bank lines of credit or contingently available sources of funds. The Company believes it has adequate capital resources to fund its operations for the foreseeable future. It is investigating bank lines of credit, but is not committed to obtaining a line of credit.

The Company is committed to investing in its properties to maintain their competitiveness within their markets and for the purposes of upgrading and repositioning in more upscale markets. The following table sets forth the amounts of capital expenditures made in each property within the past three years, exclusive of those properties which were sold.

	Years Ended December 31,
Name of property	2005	2004	2003

Residential continuing operations:
Sunrise Ridge	$294,000	$258,000	$204,000
Van Buren	102,000	126,000	107,000

Commercial continuing operations:
Royal Mall Plaza	59,000	50,000	22,000
Tamarac Office Plaza	14,000	4,000	4,000
Tempe Corporate (a)	173,000	278,000	97,000

Discontinued operations - residential:
Alpine Village	67,000	85,000	177,000
Biltmore Club (b)	132,000	195,000	55,000
Galsworthy Arms (c)	35,000	424,000	87,000
Jefferson Gardens	14,000	13,000	18,000
Summercreek	54,000	207,000	88,000
Twelve Oaks	92,000	56,000	90,000
Wellington	156,000	257,000	575,000

Discontinued operations - commercial:
Amboy Towers	140,000	298,000	55,000
Rutherford Bank	—	—	—
Wilshire Grand Hotel & Banquet Facility (d)	5,486,000	—	316,000

Total capital expenditures	$6,818,000	$2,251,000	$1,895,000

(a) 2005 includes commissions paid to leasing agents related to multiple year leases.
(b) Biltmore Club Apartments was sold on December 23, 2005.
(c) The Galsworthy Arms condominiums were sold in the first quarter of 2006.
(d) Reflects assets acquired upon the foreclosure of the Wilshire Grand Hotel & Banquet Facility on June 2, 2005 in a cashless transaction and improvements made by WO Grand Hotel, L.L.C. , the owner of the Hotel that is 50% owned by the Company, since that date. The owner has agreed to sell the Wilshire Grand Hotel & Banquet Facility pursuant to a transaction which is expected to close in April 2006.

On June 3, 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2005, the Company had purchased 85,216 shares at an aggregate cost of $555,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company’s common stock.

In February 2005, the Company concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City agreed to name Wilshire as the redeveloper for Amboy Towers and the Company agreed to invest at least $750,000 in capital improvements in the building over the next 18 months. Through December 31, 2005, the Company has spent $184,000 towards this commitment and has entered into commitments with various contractors that involve expenditures of $668,000 in 2006.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey. The lease is for a 65 month term with two renewal options each for a five-year term and covers 4,502 rentable square feet at a base rate of $29.00 per square foot. The Company has an option to terminate the lease after two years, subject to a termination fee described in Note 5 to the Notes to the Consolidated Financial Statements in Item 8 of this Form 10-K.

In January 2006, the Company closed on the previously announced sales of its triple net lease on a bank branch building in Rutherford, New Jersey and 41 (29 1-bedroom and 12 2-bedroom) of its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $1,602,500 and $6,904,500, respectively. After payment of closing costs and providing for taxes, the Company expects to realize a gain in the first quarter 2006 of approximately $3,385,000.

In March 2006, the Company closed on the sale of the one remaining condominium unit at Galsworthy Arms for gross proceeds of $292,000. The sale price for this unit benefited from a significant interior upgrade completed by the Company. After payment of closing costs and providing for taxes, the Company expects to realize a gain in the first quarter 2006 of approximately $145,000.

The purchase agreement for the purchase of The Village at Gateway Pavilions in Avondale, Arizona, a 240 unit apartment complex, that was signed July 29, 2005, has been amended to provide for a closing date on April 4, 2006. Terms for the purchase are being re-negotiated and the Company cannot give assurance when and if this transaction will close.

In April 2006, the Company expects to close on the previously announced sale of the Wilshire Grand Hotel. The Wilshire Grand Hotel is owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C., an entity in which the chairman of the Company has an interest. It is expected that the hotel will be sold for gross proceeds of $12.75 million. The Company expects to receive $5.7 million of proceeds from this transaction and after payment of closing costs and providing for taxes the Company expects to realize a gain in the second quarter 2006 of approximately $460,000.

See Item 7A of this Annual Report for information regarding certain long-term commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At December 31, 2005, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company will be repatriating all assets, net of liabilities, of its Canadian subsidiary during 2006.

Long-term debt as of December 31, 2005 and December 31, 2004 consists of the following -

	2005	2004
Mortgage notes payable	$32,952,000	$46,855,000
Note payable	400,000	-
Total debt	33,352,000	46,855,000
Less-current portion (1)	1,862,000	729,000
Long term portion (2)	$31,490,000	$46,126,000

(1)	Includes debt associated with discontinued operations of $1,581,000 in 2005 and $462,000 in 2004.
(2)	Includes debt associated with discontinued operations of $15,024,000 in 2005 and $29,381,000 in 2004.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2005 and thereafter are -

Year	Amount
2006	$1,862,000
2007	596,000
2008	631,000
2009	4,503,000
2010	863,000
Thereafter	24,897,000
$33,352,000

At December 31, 2005, the Company had $33,352,000 of mortgage debt and notes outstanding which all bear interest at an average fixed rate of 6.18% and an average remaining life of approximately 6.6 years. The fixed rate mortgages and notes are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt and notes that will be required is as follows:

Year	Amount
2009	$3,870,000
2010	239,000
2013	23,511,000
$27,620,000
Wilshire expects to re-finance the individual mortgages and notes with new mortgages and notes when their terms expire. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt and note obligations. If interest rates, at the time any individual debt instrument is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt or notes being retired.

We believe that the values of our properties will be adequate to command re-financing proceeds equal to, or higher than, the mortgage debt to be re-financed. This expectation represents a forward-looking statement. Factors that could cause actual results to differ materially from the Company’s forward looking statement include economic conditions in the markets where such properties are located and the level of market interest rates at the time the Company is seeking to re-finance the properties.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wilshire Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows and financial statement schedule for the years then ended. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2005 and 2004, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 3 and 13 to the accompanying consolidated financial statements the Company has restated its 2004 consolidated financial statements.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 16, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Wilshire Enterprises, Inc.

We have audited the accompanying consolidated statement of operations, shareholders’ equity and cash flows of Wilshire Enterprises, Inc. and subsidiaries for the year ended December 31, 2003. These financial statements are the responsibility of Wilshire’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Wilshire Enterprises Inc. and subsidiaries’ operations and their cash flows for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

New York, New York
March 26, 2004, except for Paragraph 17 of Note 2, as to which the date is March 30, 2006.

/s/ Ernst & Young LLP

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004

Assets	2005	2004 (Restated)

Current assets:
Cash and cash equivalents	$6,081,000	$19,963,000
Restricted cash	175,000	178,000
Marketable debt securities, available for sale, at fair value	22,006,000	11,147,000
Marketable equity securities, available for sale, at fair value	1,801,000	2,754,000
Accounts receivable, net	297,000	189,000
Income taxes receivable	1,359,000	3,752,000
Prepaid expenses and other current assets	2,342,000	1,827,000
Total current assets	34,061,000	39,810,000
Noncurrent assets:
Restricted cash	10,559,000	3,904,000
Mortgage notes and loans receivable	123,000	957,000
Other assets	—	208,000
Property and equipment:
Real estate properties	20,910,000	20,113,000
Real estate properties - Held for sale	37,944,000	38,824,000
	58,854,000	58,937,000
Less:
Accumulated depreciation and amortization	8,860,000	7,903,000
Accumulated depreciation, depletion and amortization - Property held for sale	5,822,000	8,997,000
	44,172,000	42,037,000
Total Assets	$88,915,000	$86,916,000

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$281,000	$267,000
Accounts payable	779,000	792,000
Income taxes payable	2,695,000	3,623,000
Deferred income taxes	99,000	2,465,000
Accrued liabilities	703,000	606,000
Deferred income	56,000	350,000
Current liabilities associated with discontinued operations	2,644,000	1,682,000
Total current liabilities	7,257,000	9,785,000
Noncurrent liabilities:
Long-term debt, less current portion	16,466,000	16,745,000
Deferred income taxes	7,466,000	1,855,000
Deferred income	95,000	556,000
Noncurrent liabilities associated with discontinued operations	15,779,000	29.501,000
Total liabilities	47,063,000	58,442,000

Commitments and Contingencies

Stockholders’ equity:
Non-controlling interest of joint venture partner	6,680,000	—
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2005 and 2004	—	—
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares in 2005 and 2004	10,014,000	10,014,000
Capital in excess of par value	9,029,000	9,524,000
Retained earnings	26,185,000	19,294,000
Unearned compensation	(133,000)	(431,000)
Treasury stock, 2,159,030 and 2,234,732 shares at 2005 and 2004, respectively, at cost	(10,067,000)	(10,491,000)
Accumulated other comprehensive income	144,000	564,000
Total stockholders’ equity	41,852,000	28,474,000
Total Liabilities and Stockholders’ Equity	$88,915,000	$86,916,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003

Revenues	$4,624,000	$4,628,000	$4,494,000

Costs and Expenses
Operating expenses	2,444,000	2,341,000	2,287,000
Depreciation expense	957,000	873,000	995,000
General and administrative	3,493,000	2,143,000	2,349,000
Total costs and expenses	6,894,000	5,357,000	5,631,000

Loss from Operations	(2,270,000)	(729,000)	(1,137,000)

Other Income
Dividend and interest income	700,000	685,000	743,000
Gain on sale of marketable securities	134,000	—	2,621,000
Gain on sale of real estate related assets	675,000	—	—
Insurance proceeds	—	—	1,000,000
Other income	32,000	—	232,000

Interest Expense	(1,090,000)	(1,083,000)	(1,305,000)

Income (loss) before provision for income taxes	(1,819,000)	(1,127,000)	2,154,000

Income Tax Expense (Benefit)	(1,104,000)	(409,000)	343,000

Income (Loss) from Continuing Operations	(715,000)	(718,000)	1,811,000

Discontinued Operations - Real Estate, Net of Taxes of $5,698,000, $2,262,000 and $(89,000)
Loss from operations	(565,000)	(58,000)	(1,087,000)
Gain from sales	9,276,000	4,125,000	1,081,000

Discontinued Operations - Oil & Gas, Net of Taxes of $584,000, $674,000, and $(1,811,000)
Income (loss) from operations	(1,105,000)	(1,889,000)	(3,178,000)
Gain from sales	—	567,000	—

Net income (loss)	$6,891,000	$2,027,000	$(1,373,000)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.09)	$0.23
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.01)	(0.14)
Real estate - gain on sales	1.18	0.53	0.14
Oil and gas - loss from operations	(0.14)	(0.24)	(0.41)
Oil and gas - gain on sale	—	0.07	—
Net income (loss) applicable to common stockholders	$0.88	$0.26	$(0.18)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.09)	$0.23
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.01)	(0.14)
Real estate - gain on sales	1.17	0.52	0.14
Oil and gas - loss from operations	(0.14)	(0.24)	(0.41)
Oil and gas - gain on sale	—	0.07	—
Net income (loss) applicable to common stockholders	$0.87	$0.25	$(0.18)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2005, 2004 (Restated) and 2003

	Non-Controlling Interest in Joint Venture	Preferred Stock		Common Stock		Capital in Excess of	Unearned	Retained	Treasury	Accumulated Other Comprehensive	Comprehensive	Total Stockholders’
	Partner	Shares	Amount	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)	Equity
Balance, December 31, 2002	$—	—	$—	10,013,544	$10,014,000	$9,029,000	$—	$18,640,000	$(10,355,000)	$(3,089,000)		$24,239,000
Net income								(1,373,000)			$(1,373,000)	(1,373,000)
Foreign currency translation adjustment										2,206,000	2,206,000	2,206,000
Change in unrealized loss on marketable securities, net of income tax benefit of $98,000										(545,000)	(545,000)	(545,000)
Comprehensive income											$288,000

Balance, December 31, 2003	—	—	—	10,013,544	10,014,000	9,029,000	—	17,267,000	(10,355,000)	(1,428,000)		24,527,000
Net income								2,027,000			$2,027,000	2,027,000
Foreign currency translation adjustment										1,536,000	1,536,000	1,536,000
Change in unrealized loss on marketable securities, net of income tax benefit of $301,000										456,000	456,000	456,000
Comprehensive income											$4,019,000
Issuance of shares of common stock for services							(24,000)		28,000			4,000
Compensation associated with stock options						495,000	(495,000)					—
Amortization of compensation associated with stock and stock option awards							88,000					88,000

Exercise of stock options									34,000			34,000
Purchase of treasury stock									(198,000)			(198,000)

Balance, December 31, 2004	—	—	—	10,013,544	10,014,000	9,524,000	(431,000)	19,294,000	(10,491,000)	564,000		28,474,000
Net income								6,891,000			$6,891,000	6,891,000
Reclassification adjustment for gains on marketable securities sold, net of tax of $(53,000)										(76,000)	(76,000)	(76,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $141,000										(344,000)	(344,000)	(344,000)
Comprehensive income											$6,471,000
Issuance of shares of common stock for services, net of forfeitures							(302,000)		741,000			439,000
Compensation associated with stock options						(495,000)	495,000					—
Amortization of compensation associated with stock and stock option awards							105,000					105,000
Exercise of stock options									40,000			40,000
Purchase of treasury stock									(357,000)			(357,000)
Acquisition of interest in joint venture	6,680,000											6,680,000

Balance, December 31, 2005	$6,680,000	—	$—	10,013,544	$10,014,000	$9,029,000	$(133,000)	$26,185,000	$(10,067,000)	$144,000		$41,852,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2005, 2004 and 2003

	2005	2004 (Restated)	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,891,000	$2,027,000	$(1,373,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities -
Depreciation, depletion and amortization	1,289,000	1,687,000	6,244,000
Write-off of foreign currency translation adjustment	—	1,615,000	—
Amortization of compensation expense	258,000	88,000	—
Impairment loss on oil and gas assets	—	—	7,000,000
Deferred income tax (benefit) provision	5,612,000	(7,328,000)	(594,000)
Increase (decrease) in deferred income	(27,000)	146,000	(445,000)
Gain on sales of real estate assets	(16,018,000)	(7,039,000)	(1,693,000)
Gain on sale of oil and gas properties	—	(768,000)	—
Gain on sale of marketable securities	(134,000)	—	(2,621,000)
Other expense - non-controlling interest of joint venture partner	185,000	—	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(108,000)	1,613,000	(897,000)
Decrease (increase) in income taxes receivable	2,393,000	(3,208,000)	83,000
Decrease (increase) in prepaid expenses and other current assets	(515,000)	154,000	539,000
Increase (decrease) in accounts payable, accrued liabilities, taxes payable and other liabilities	(2,448,000)	2,535,000	1,177,000
Net cash provided by (used in) operating activities	(2,622,000)	(8,478,000)	7,420,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(2,201,000)	(2,295,000)	(2,415,000)
Capital expenditures - oil & gas	—	—	(8,705,000)
Proceeds from sale of oil and gas properties	—	28,131,000	—
Proceeds from sale of real estate properties	20,615,000	19,874,000	3,107,000
Purchase of mortgage notes and loans receivable	(123,000)	—	—
Proceeds from mortgage notes receivable	1,113,000	1,673,000	531,000
Proceeds from sales and redemptions of marketable securities	374,000	—	9,494,000
(Increase) decrease in marketable debt securities	(10,859,000)	(11,147,000)	—
(Increase) decrease in restricted cash	(6,652,000)	(3,755,000)	78,000
Net cash provided by investing activities	2,267,000	32,481,000	2,090,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(13,903,000)	(11,639,000)	(47,868,000)
Loan payable to stockholder	—	—	(500,000)
Proceeds from issuance of debt	400,000	—	40,656,000
Issuance of unrestricted stock	293,000	—	—
Purchase of treasury stock	(357,000)	(185,000)	—
Proceeds from exercise of stock options	40,000	21,000	—
Net cash used in financing activities	(13,527,000)	(11,803,000)	(7,712,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	2,206,000

Net increase (decrease) in cash and cash equivalents	(13,882,000)	12,200,000	4,004,000

CASH AND CASH EQUIVALENTS, beginning of year	19,963,000	7,763,000	3,759,000
CASH AND CASH EQUIVALENTS, end of year	$6,081,000	$19,963,000	$7,763,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
Cash paid during the year for -
Interest	$2,903,000	$3,025,000	$4,716,000
Income taxes, net	$(2,702,000)	$7,567,000	$543,000
Noncash transaction:

On June 2, 2005, the Company acquired the Wilshire Grand Hotel and Banquet Facility through its 50% ownership in WO Grand Hotel, L.L.C. (the “LLC”). The other 50% of the LLC is owned by a third party investor in which the chairman of Wilshire has an interest. Wilshire contributed land and improvements valued at $4,843,000 to the LLC and the minority owners contributed a mortgage note with a face value of $11.9 million to the LLC that was valued at $6,495,000. The fixed assets obtained in this transaction were also valued at $6,495,000.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and significant accounting policies:

Wilshire Enterprises, Inc. (“Wilshire” or “the Company”) is engaged in acquiring, owning and managing real estate properties and real estate related securities. The Company’s real estate holdings are located in the states of Arizona, Florida, Georgia, New Jersey and Texas. The Company’s real estate holdings are owned both in its own name and through holding companies and limited liability companies. The Company also maintains investments in marketable securities, which are classified as available for sale.

The Company had been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000, recording a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004, compared to a full year being included in discontinued operations in the statements of operations for 2003. The year 2005 includes the continuing reconciliation process between the Company and its joint interest partners, final assessments from various governmental bodies for tax audits and other matters and changes in estimates for the remaining obligations related to the wind-up of the oil and gas businesses.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled joint venture. All significant intercompany account balances and transactions have been eliminated in consolidation. At December 31, 2005, the Company has a 50% ownership in a joint venture that is being consolidated under the provisions of FIN 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The “minority interest” in this investment is included in Stockholders’ Equity under the caption “Non-controlling interest of joint venture partner.”

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents and marketable debt securities:

Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents and marketable investments. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Marketable debt investments consist primarily of auction rate interest bearing securities whose interest rates reset every seven to 45 days. These securities are redeemable at each interest rate reset date. Wilshire maintains its cash in the United States in bank accounts ($13,489,000) and brokerage and securities accounts ($23,309,000). The balances maintained in bank accounts may, at times, exceed Federally insured limits. At December 31, 2005, cash balances in banks that exceeded Federally insured limits amounted to $12,784,000, of which $10,559,000 represents cash deposited with a qualified exchange agent for a Section 1031 exchange the Company expects to consummate in April 2006. Investments in accounts maintained at brokerage houses consist of funds held in highly liquid money market accounts ($1,303,000) and short-term, mainly tax-exempt or tax advantaged, investments ($22.006,000) that are subject to the Company’s investment policy guidelines concerning credit rating, concentrations and size of transaction. At December 31, 2005, these short-term securities were comprised principally of auction rate securities that have short-term interest rate reset and redemption features, usually every seven to 45 days. The Company also has $2,023,000 in cash with its Canadian subsidiary that is being invested in short-term deposits at a major Canadian bank. The funds at the Canadian subsidiary are expected to be repatriated to the United States during 2006, and represent principally the only assets currently held outside of the United States.

Restricted cash represents the $10,559,000 of funds on deposit with the qualified exchange agent and $175,000 of residential tenant deposits for Company properties located in New Jersey and Georgia.

Marketable equity securities:

As of December 31, 2005 and 2004, the marketable equity securities held by the Company consist of common shares in one real estate company in the United States, which is classified as available for sale. These securities are carried at fair value based upon quoted market prices of $1,801,000 at December 31, 2005 and $2,754,000 at December 31, 2004, which exceeded their cost of $1,559,000 at December 31, 2005 and $1,799,000 at December 31, 2004 by $242,000 and $955,000, respectively. During 2005, the Company sold shares with a market value of $374,000 and a cost of $240,000, realizing a gain of $134,000 before income taxes. Unrealized gains and losses, representing the difference between an investment’s cost and its fair value, are charged (credited) directly to shareholders’ equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At December 31, 2005 and 2004, no write down was required to record other than temporary impairment of securities.

Deferred loan costs:

Prepaid expenses and other current assets include deferred loan costs of $413,000 at December 31, 2005 and $540,000 at December 31, 2004. Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $59,000 in 2005, $86,000 in 2004 and $394,000 in 2003. The 2003 expense amount includes the write-off of unamortized deferred loan costs related to loans that were refinanced in that year. Deferred loan costs relate to mortgage loans for both continuing and discontinued real estate properties.

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

The Company has designated certain real estate properties as held for sale and reports results of operating the properties, including interest expense, and the gain or loss on the sale of such real estate properties as “Discontinued Operations”. The Company ceases depreciating a property when it is designated as held for sale.

The composition of the Company’s real estate and other properties follows:

	December 31,
	2005	2004

Real estate and other properties:
Land	$1,675,000	$1,719,000
Building	13,560,000	13,223,000
Furniture, fixtures and equipment	5,675,000	5,171,000

Accumulated depreciation	(8,860,000)	(7,903,000)

Net real estate and other properties	12,050,000	12,210,000

Real estate held for sale:
Land	7,485,000	8,124,000
Building	26,059,000	25,752,000
Furniture, fixtures and equipment	4,400,000	4,948,000

Accumulated depreciation	(5,822,000)	(8,997,000)

Net real estate held for sale	32,122,000	29,827,000

Net real estate and other properties	$44,172,000	$42,037,000

On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property.

Management does not believe at December 31, 2005 and 2004 that the value of any of its properties is impaired.

Revenue recognition:

Revenue from real estate properties is recognized during the period in which the premises are occupied and rent is due from tenants. For commercial properties, rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. For residential properties where lease agreements are almost exclusively for one-year terms, rental revenue is recognized in accordance with the contractual terms of the underlying leases. The Company follows a policy of aggressively pursuing its rental tenants to ensure timely payment of amounts due. When a tenant becomes 30 days in arrears on paying rent, the amount is generally written-off and turned over to a collection agency for action. Accordingly, no allowance for uncollectible accounts is maintained for the Company’s real estate tenants.

An allowance for uncollectible accounts was maintained based on the Company’s estimate of the inability of its joint interest partners in the oil and gas division to make required payments. With the sale of the oil and gas division, the Company no longer maintains an allowance for uncollectible accounts.

Income taxes:

Deferred taxes are provided for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences are those related to like kind exchanges, tax over book depreciation and unrealized gains and losses on marketable securities. In addition, the Company has provided $2.1 million of deferred U.S. taxes for the repatriation of earnings from its Canadian subsidiary and $0.2 million of Canadian withholding taxes.

Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2005 and 2004, the Company had a zero valuation allowance.

Foreign operations:

The assets and liabilities of the Company’s Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses is reflected as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment. In 2004, with the sale of the Company’s Canadian oil and gas assets, it was determined that the underlying business that had given rise to foreign currency translation gains and losses had been substantially liquidated and, accordingly, the cumulative amount of foreign currency translation gains and losses included in accumulated other comprehensive income (loss) was transferred out of accumulated other comprehensive income and recognized in the statement of operations in the determination of consolidated net income (loss). In 2005, foreign currency translation losses were included in the statement of operations.

Realized foreign exchange gain (loss) of $(528,000) and $(179,000), net of taxes, are included in the statements of operations for the years ended December 31, 2004 and 2003, respectively. The 2004 transaction relates to the settlement of an intercompany loan from the Canadian subsidiary to Wilshire. The 2003 foreign exchange loss related to the conversion of the proceeds of maturing U.S. dollar denominated Certificate of Deposit accounts to Canadian dollars. There was no realized foreign exchange gain (loss) in 2005. These amounts are included in Discontinued Operations - Oil and Gas.

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

In computing diluted earnings (loss) per share for the years ended December 31, 2005 and 2004, the assumed exercise of all of Wilshire’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the earnings (loss) per share calculation table below. Diluted earnings (loss) per share for the year ended December 31, 2003 has not been presented, since the Company incurred a loss and the assumed exercise of the 438,740 stock options outstanding would have been anti-dilutive.

	2005	2004
Numerator-
Net income (loss) - Basic and Diluted	$6,891,000	$2,027,000

Denominator-
Weighted average common
shares outstanding - Basic	7,863,886	7,795,843
Incremental shares from assumed
conversions of stock options	102,512	159,242
Weighted average common shares
outstanding - Diluted	7,966,398	7,955,085

Basic earnings (loss) per share:	$0.88	$0.26

Diluted earnings (loss) per share:	$0.87	$0.25

Stock-based compensation:

In accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” Wilshire will recognize compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the “intrinsic value method”). However, for periods through December 31, 2005, Wilshire will not be required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosures” (“SFAS 148”), of net income or loss as if a fair value based method of accounting for stock options had been applied if such amounts differ materially from the historical amounts.

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

The pro forma impact of expensing stock options for the years ended December 31, 2005, 2004 and 2003 would have reduced reported net income for the year ended December 31, 2005 and 2004 by approximately $47,000 and $31,000, respectively. The net loss reported in the year ended December 31, 2003 would have increased by approximately $61,000. The per share impact, basic and diluted, would have been less than $0.01 per share for the years ended December 31, 2005 and 2004 and $0.01 per share for the year ended December 31, 2003.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

	2005	2004	2003

Risk free interest rate	4.09%	3.97%	3.00%
Volatility	40.3%	37.4%	33.1%
Dividend yield	—%	—%	—%
Expected option life	5 years	5 years	5 years

Accumulated other comprehensive income (loss):

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on available for sale securities and foreign currency translation adjustments. In 2004, the oil and gas business giving rise to the foreign currency translation adjustment was sold. Accordingly, the cumulative balance of the foreign currency translation adjustment was transferred out of accumulated other comprehensive income (loss) in 2004 and recognized in the determination of Discontinued Operations Oil and Gas - Loss from Operations and Net Income (Loss).

Changes in the components of Accumulated other Comprehensive Income (Loss) for the years 2005, 2004 and 2003 are as follows -

	Unrealized Gains	Cumulative	Accumulated
	(Losses) on	Foreign Currency	Other
	Available-for-Sale	Translation	Comprehensive
	Securities	Adjustment	Income (Loss)

BALANCE, December 31, 2002	$653,000	$(3,742,000)	$(3,089,000)
Change for the year 2003	(545,000)	2,206,000	1,661,000
BALANCE, December 31, 2003	108,000	(1,536,000)	(1,428,000)
Change for the year 2004	456,000	1,536,000	1,992,000
BALANCE, December 31, 2004	564,000	—	564,000
Change for the year 2005	(420,000)	—	(420,000)

BALANCE, December 31, 2005	$144,000	$—	$144,000

The change in unrealized gains (losses) on available for sale securities in 2005 and 2003 includes transfers to realized gain of $129,000 and $822,000, respectively.

Advertising expense:

The Company advertises for tenants for its properties through various media, including print and internet. Advertising costs are expensed as incurred and amounted to $248,000 in 2005, $252,000 in 2004, and $269,000 in 2003.

Reclassifications:

Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

2. Discontinued operations:

During 2005, the Company sold three condominium units at Galsworthy Arms Condominiums in Long Branch, New Jersey, two condominium units at Jefferson Gardens Condominiums in Sussex, New Jersey and the Biltmore Club Apartments in Phoenix, Arizona for gross proceeds of $22,050,000 and an after-tax gain of $9,276,000. In 2004, the Company sold 13 residential properties located in Jersey City, New Jersey, parcels of land in South Brunswick, New Jersey, and Montville, New Jersey, and two condominium units at Jefferson Gardens, Sussex, New Jersey, for gross proceeds of $19,976,000 and an after-tax gain of $4,125,000 . In 2003, three residential properties in Florida were sold for gross proceeds of $3,190,000 and an after-tax gain of $1,081,000.

On September 30, 2005, the Company, as managing member of WO Grand Hotel, LLC (the “Seller”), entered into a definitive agreement (the “Purchase Agreement”) with 350 Pleasant Valley Hotel Associates, L.L.C. (the “Acquirer”) to sell the Wilshire Grand Hotel & Banquet Facility (the “Hotel”) to the Acquirer for $12.75 million. The Acquirer is an investor group with which Wilshire has no prior relationship.

The Acquirer funded a $1.0 million deposit (the “$1.0 Million Deposit”) which is non-refundable except if the transaction fails to close due to the inability of Seller to deliver title to the Acquirer and is included in Wilshire’s consolidated balance sheet at December 31, 2005 in the caption restricted cash. The closing date has been extended to April 2006 and the Acquirer has funded an additional $200,000 non-refundable deposit.

The Seller also entered into an agreement (the “Lease Agreement”) under which an affiliate of the Acquirer will lease the catering facility of the Hotel from the Seller until the closing date. As a tenant of the catering facility, the Acquirer is obligated to pay the Seller for specified operating expenses such as common area charges, property taxes, utilities and insurance.

The Acquirer is also obligated to complete certain improvements to the property, including repairing the roof, installing a new kitchen for the catering premises, and paving certain sections of the Hotel’s parking lot (the “Improvements”). The Improvements are subject to Seller’s approval. The Acquirer may submit to the Seller invoices of its expenses related to the Improvements for reimbursement from the Seller. Reimbursements shall be paid by the Seller drawing funds from the $1.0 Million Deposit provided by the Acquirer as part of the purchase agreement. If the purchase agreement is terminated as a result of a default by the Seller, the Seller is obligated to refund the $1.0 Million Deposit less any applicable deductions, and any Improvements shall be the property of the Seller. If the Acquirer defaults on the purchase of the Hotel, the Improvements automatically become the property of the Seller and the Acquirer will forfeit the balance of the $1.0 Million Deposit. If the Acquirer completes the purchase transaction, as currently expected, any reduction in the $1.0 Million Deposit as a result of the reimbursement of Improvements does not reduce the $12.75 million purchase price of the Hotel; however, the remaining, unexpended portion of the $1.0 Million Deposit shall be retained by Seller and credited against the purchase price.

On June 2, 2005, the Company completed a transaction with respect to its property located in West Orange, New Jersey known as the Wilshire Grand Hotel and Banquet Facility (the “Hotel”). The Company had leased the Hotel under two 25-year operating leases, one for the hotel and one for the banquet facility, to an experienced hotel operator (the “Hotel Operator”). The Hotel Operator had encountered financial adversity and ceased payments in 2004 on its mortgage obligations held by Proud Three LLC (“Proud Three”) and secured by multiple properties. The Hotel Operator was also delinquent on its lease payments for the Hotel to the Company since January 2005.

The resolution of this matter included the termination of the leases with the Hotel Operator and the contribution of the Hotel by the Company to a newly formed limited liability company, WO Grand Hotel, LLC (“the LLC”). Proud Three contributed its loan receivable of $11.9 million from the Hotel Operator, and the Company and Proud Three are the sole members of the LLC.

The operating agreement of the LLC provides for various circumstances which might result in the distribution of cash flow from operations and net proceeds resulting from the sale or liquidation of the Hotel. The operating agreement stipulates that in the event that the Company enters into a binding contract to sell the Hotel during the six months and twenty days subsequent to June 2, 2005, then the net proceeds resulting from the sale will be allocated and distributed on an equal basis to the Company and Proud Three. As a result of the Purchase Agreement signed on September 30, 2005, the allocation and distribution of the net proceeds resulting from the sale of the Hotel to the Acquirer is expected to be divided equally between the Company and Proud Three. The operating agreement gives the Company total operational control over the LLC and the Hotel, including the right to sell that property. The operating agreement contains other provisions relating to rights of first refusal and call options. The operating agreement provides Proud Three with a call option to acquire Wilshire’s equity in the LLC for a minimum of $5.25 million during the six-month period beginning January 2, 2006.

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

Effective June 2, 2005, the LLC and its results of operations are being included in the Company’s condensed consolidated financial statements as part of discontinued operations. The assets contributed to the LLC were valued at their historical basis, except for the loan receivable contributed to the LLC by Proud Three which was deemed impaired and written down to its net realizable value.

The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2005, the Company’s residential apartment complexes known as Alpine Village (Sussex, New Jersey), Galsworthy Arms Condominium (Long Branch, New Jersey), Jefferson Gardens Condominiums (Sussex, New Jersey), Summercreek Apartments (San Antonio, Texas), Twelve Oaks (Atlanta, Georgia), Wellington Estates (San Antonio, Texas) and its office building Amboy Towers (Perth Amboy, New Jersey), its triple net leased bank branch building in Rutherford, New Jersey, its 50% interest in the Wilshire Grand Hotel (West Orange, New Jersey) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

The Company has entered into agreements to sell in 2006 the Galsworthy Arms Condominiums in Long Branch, New Jersey, the triple net leased bank branch building in Rutherford, New Jersey, and its 50% interest in the Wilshire Grand Hotel in West Orange, New Jersey.

See Note 12 to Notes to Consolidated Financial Statements for additional information.

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

During 2005, 2004 and 2003, the Company recorded losses, net of taxes from operating its oil and gas businesses of $1,105,000, $1,889,000 and $3,178,000, respectively. The net loss from operating the oil and gas business in 2005 reflects the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale, adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business and a $449,000 foreign currency translation loss related to the Company’s Canadian oil and gas business. Year 2004 has been restated to reflect the write-off of income tax receivables ($637,000) and the reclassification of unrealized foreign currency translation gains (losses) ($26,000) from accumulated other comprehensive income to discontinued operations - loss from oil and gas operations due to the substantial liquidation of the Company’s Canadian oil and gas operations upon its sale effective March 1, 2004. Year 2004 operating results also include the results of the oil and gas business for January and February and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales. The loss in 2003 includes the impact of a $4.4 million, net of taxes, non-cash charge resulting from the difference between the carrying value and estimated market vale of the Company’s Canadian oil and gas properties.

The 2003 statement of operations has been reclassified to reflect the current alignment of the Company’s properties between continuing operations and discontinued operations. Since the 2003 statement of operations had been prepared and issued as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the following properties that were still owned by the Company at December 31, 2005 have been reclassified out of continuing operations into discontinued operations: the multi-family apartment complexes known as Alpine Village (New Jersey), Biltmore Club (Arizona), Summercreek (Texas), Twelve Oaks (Georgia), and Wellington Estates (Texas), its condominium holdings at Galworthy Arms and Jefferson Gardens (New Jersey), its office building known as Amboy Towers (New Jersey) and the bank branch building in Rutherford, New Jersey, its hotel known as the Wilshire Grand Hotel and Banquet Facility (New Jersey), various undeveloped land in New Jersey and the Company’s wholly owned New Jersey property management company. In addition the following residential properties in New Jersey that were sold during 2004 were reclassified out of continuing operations into discontinued operations: Pavonia, Fairmount, Vroom Street, Ocean Avenue, Kensington, Berkeley, Newark Avenue, Perth Amboy, and Jersey Avenue.

3.  Restatement of financial statements:

In connection with the preparation of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2005, the Company determined that its income tax receivable account at December 31, 2004 was overstated by approximately $637,000. It was determined that this overstatement was related principally to the first quarter ended March 31, 2004. In addition, the unrealized foreign currency gain/loss component of accumulated other comprehensive income/loss should have been included in the determination of net income in 2004, at the time the Company sold its Canadian oil and gas assets, effective March 1, 2004. After the initial write-off of the accumulated unrealized foreign currency gain/loss into the statement of operations, the unrealized foreign currency gain/loss arising in each subsequent quarter should be recognized in the statement of operations. Accordingly, this error correction for unrealized foreign currency gains/losses impacts each quarter in 2004 and the first three quarters of 2005.

The Company has determined that it is necessary to restate its balance sheet as of December 31, 2004 and its statement of operations for the year ended December 31, 2004 (as well as restatements for quarterly periods described in Note 13 to the Consolidated Financial Statements).

The restatement adjustments to the Company’s consolidated financial statements for the year ended December 31, 2004 are summarized as follows:

	Restated Balance Sheet as of December 31, 2004
	As Previously Reported	Restatement Adjustments	As Restated
Assets
Current assets:
Income taxes receivable	$4,389,000	$(637,000)	$3,752,000
All other assets	83,164,000	—	83,164,000
Total Assets	$87,553,000	$(637,000)	$86,916,000

Liabilities and Stockholders’ Equity
Current liabilities	$9,785,000	$—	$9,785,000
Noncurrent liabilities	48,657,000	—	48,657,000
Total liabilities	58,442,000	—	58,442,000

Stockholders’ equity:
Preferred stock	0	—	0
Common stock	10,014,000	—	10,014,000
Capital in excess of par value	9,524,000	—	9,524,000
Retained earnings	19,905,000	(611,000)	19,294,000
Unearned compensation	(431,000)	—	(431,000)
Treasury stock	(10,491,000)	—	(10,491,000)
Accumulated other comprehensive income	590,000	(26,000)	564,000
Total stockholders’ equity	29,111,000	(637,000)	28,474,000
Total Liabilities and Stockholders’ Equity	$87,553,000	$(637,000)	$86,916,000

	Restated Statement of Operations for the year ended December 31, 2004
	As Previously Reported	Restatement Adjustments	As Restated

Revenues	$4,628,000	$—	$4,628,000
Costs and expenses	5,357,000	—	5,357,000
Loss from operations	(729,000)	—	(729,000)
Other income	685,000	—	685,000
Interest expense	(1,083,000)	—	(1,083,000)
Loss before provision for income taxes	(1,127,000)	—	(1,127,000)
Income tax benefit	(409,000)	—	(409,000)
Loss from continuing operations	(718,000)	—	(718,000)
Discontinued operations - Real estate	4,067,000	—	4,067,000
Discontinued operations - Oil and gas	(711,000)	(611,000)	(1,322,000)
Net income	$2,638,000	$(611,000)	$2,027,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.09)	$—	$(0.09)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.52	—	0.52
Discontinued operations - Oil and gas	(0.09)	(0.08)	(0.17)
Net income applicable to common stockholders	$0.34	$(0.08)	$0.26

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$—	$(0.09)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.51	—	0.51
Discontinued operations - Oil and gas	(0.09)	(0.08)	(0.17)
Net income applicable to common stockholders	$0.33	$(0.08)	$0.25

4. Long-term debt:

Long-term debt as of December 31 consists of the following:

	2005	2004

Mortgage notes payable (a)	$7,474,000	$11,935,000
Mortgage notes payable (b)	21,410,000	30,802,000
Mortgage notes payable (c)	4,068,000	4,118,000
Unsecured note payable (d)	400,000	—

Total	33,352,000	46,855,000
Less current portion	1,862,000	729,000

Long term portion	$31,490,000	$46,126,000

Long-term debt applicable to discontinued operations:
Included in current liabilities	$1,581,000	$462,000
Included in noncurrent liabilities	15,024,000	29,381,000

Total	$16,605,000	$29,843,000

(a)
Mortgage notes payable to North Fork Bank (formerly The Trust Company of New Jersey) payable in monthly installments, bearing interest at a weighted average effective rate of 6.375%. These mortgage notes were secured by a first mortgage interest in various residential and commercial real estate properties in Arizona, Florida, Georgia, and New Jersey. The notes are being amortized over a 25-year period and mature in February 2013, with a balloon principal payment due at maturity. At December 31, 2005, the properties securing the notes had an approximate net book value of $7,678,000.

(b)
Mortgage notes payable to five real estate mortgage conduits arranged by Merrill Lynch that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013, with a balloon principal payment due at maturity. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2005 had an approximate net book value of $14,815,000.

(c)
Mortgage note payable to Orix Real Estate Capital Markets that is payable in monthly installments of principal and interest, bears interest at 7.9%. The note is being amortized over a 30-year period and matures in June 2009, with a balloon principal payment due at maturity. The note is secured by residential property located in Texas that at December 31, 2005 had an approximate net book value of $5,287,000.

(d)
During June 2005, WO Grand Hotel, L.L.C., a limited liability company that is 50% owned by Wilshire and where Wilshire is the manager of the limited liability company, borrowed $400,000 from Wilshire and $400,000 from the other 50% owner of WO Grand Hotel, LLC, Proud Three, L.L.C. Interest accrues on the note at a rate of 8% per annum and is payable monthly. The note has a 10 year amortization period and a five year payment period. The note matures on May 2, 2010 with a balloon principal payment due at maturity. The amount borrowed from Wilshire has been eliminated in consolidation.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2005 and thereafter are as follows -

Year	Amount
2006	$1,862,000
2007	596,000
2008	631,000
2009	4,503,000
2010	863,000
Thereafter	24,897,000
$33,352,000

5. Mortgage notes receivable:

During June 2000, the Company acquired mortgage notes receivable collateralized by underlying property from The Trust Company of New Jersey for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. Under its original terms, the mortgage notes receivable and subsequent advances are due 2007 and bear interest at 9.75%. In connection with the mortgage note receivable the Company will earn a $2,500,000 financing fee. The fee is being recognized in income by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company has the right to receive a portion of the proceeds from the sale of the underlying property. During the years 2005 and 2004, the Company received amortization and financing fees in the amount of $3,000 and $471,000, respectively.

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

6. Commitments and contingencies:

Commercial leases:

Wilshire leases commercial space to tenants for periods of up to seven years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in the five years subsequent to December 31, 2005 and thereafter are as follows:

Year	Amount

2006	$962,000
2007	678,000
2008	344,000
2009	159,000
2010	93,000
Thereafter	19,000
$2,255,000

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimum rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of percentage of reported tenants’ sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2005 were not material.

Residential leases:

Lease terms for residential tenants are usually one year or less.

City of Perth Amboy, New Jersey:

Wilshire achieved a settlement agreement with the City of Perth Amboy, New Jersey, regarding the redevelopment zone status of its office building, Amboy Towers. In an agreement signed in February 2005, the City agreed to name the Company as the redeveloper for Amboy Towers and Wilshire agreed to invest at least $750,000 in capital improvements in the building over the 18-month period commencing with the signing of the agreement. Since the date of the agreement, the Company has spent $184,000 and has contractual commitments to spend an additional $668,000 on capital improvements.

Headquarters lease:

Wilshire entered into an agreement to lease office space for its headquarters at One Gateway Center in Newark, New Jersey. The effective date of the lease is April 1, 2005 and it is for a 65 month period with two renewal options, each for a five-year period. Wilshire has the right to cancel the lease after 24 months subject to reimbursing the landlord for certain unamortized costs associated with tenant improvements and real estate commissions. The base rent in the lease is $29.00 per square foot, with Wilshire receiving five months of free rent in the third year of the lease agreement. Base rental expense is recognized on a straight-line basis and amounts to $121,000 per year.

The Company leased space on a month-to-month basis in Jersey City, New Jersey. The Company also leased space on month to month leases in Calgary, Canada and Oklahoma City, Oklahoma for its oil and gas business. The lease in Calgary, Canada was terminated in April 2004 with the sale of the Canadian oil and gas assets. The lease in Oklahoma City, Oklahoma was terminated in June 2004 after the final settlement of the sale of the United States oil and gas assets. Rental expense for all of the Company’s offices amounted to approximately $137,000 in 2005, $60,000 in 2004 and $101,000 in 2003.

Rights plan:

In June 1996, the Company’s Board of Directors adopted the Stockholder Protection Rights Plan (the “Rights Plan”). The Rights Plan provides for issuance of one Right for each share of common stock outstanding as of July 6, 1996. The Rights are separable from and exercisable upon the occurrence of certain triggering events involving the acquisition of at least 15% (or, in the case of certain existing stockholders, 25%) of the Company’s common stock by an individual or group, as defined in the Rights Plan (an “Acquiring” Person) and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

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

As of December 31, 2005 and 2004, 7,854,514 and 7,778,812, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2005 and 2004, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

Share repurchase authorization:

On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2005, the Company had purchased 85,216 shares under this program at an approximate cost of $555,000 or $6.51 per share.

7. Stock option plans:

In June 2004, the Company’s stockholders approved the 2004 Stock Option and Incentive Plan (the “2004 Incentive Plan”). The purpose of the 2004 Incentive Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Incentive Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Incentive Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Incentive Plan is 600,000, subject to adjustment under the terms of the 2004 Incentive Plan.

In June 2004, the Company’s stockholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company’s performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company at fair market value on the date of grant and on each anniversary date of the 2004 Director Plan’s adoption will receive an additional 5,000 options to purchase common shares of the Company at fair market value on the date of grant.

In June 1995, the Company adopted two stock-based compensation plans (1995 Stock Option and Incentive Plan “Incentive Plan”; and 1995 Non-employee Director Stock Option Plan “Director Plan”) under which, up to 450,000 and 150,000 shares, respectively were available for grant. In 2003, 50,000 options were granted under the Incentive Plan and 5,000 options were granted under the Director Plan. In 2004, 5,000 options were granted under the Director Plan. The Incentive Plan and Director Plan expired ten years after their date of adoption. Accordingly, no additional awards may be granted under either of these plans.

Stock option grants under the 2004 Director Plan amounted to 50,000 options in 2004 and 25,000 options in 2005. No options were granted under the 2004 Incentive Plan in either 2004 or 2005.

The number and terms of the options granted under these plans are determined by the Company’s Stock Option Committee (the Committee) based on the fair market value of the Company’s common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

The following table summarizes stock option activity for 2005, 2004 and 2003:

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of year	457,460	$3.81	438,740	$3.61	383,740	$3.61
Options granted	25,000	7.20	55,000	5.18	55,000	3.60
Options exercised	(318,150)	3.48	(9,330)	3.61	—	—
Options terminated and expired	(3,860)	4.72	(26,950)	3.32	—	—
Options outstanding at end of year	160,450	4.97	457,460	3.81	438,740	3.61
Options exercisable at end of year	70,950	$4.55	364,760	$3.64	185,940	$4.06

A summary of the stock options outstanding at December 31, 2005 follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.32	50,000	6.54 years	$3.32	30,000	$3.32
$3.97	5,000	3.42 years	3.97	5,000	3.97
$4.55	5,000	7.46 years	4.55	2,000	4.55
$5.15	50,000	8.46 years	5.15	12,500	5.15
$5.48	5,000	8.38 years	5.48	1,000	5.48
$6.00	5,000	2.42 years	6.00	5,000	6.00
$6.13	15,450	0.50 years	6.13	15,450	6.13
$7.20	25,000	9.46 years	7.20	—	7.20
	160,450	6.87 years	4.97	70,950	4.55

The fair value of the options granted during 2005 was $104,000. The remaining weighted average contractual life of the options outstanding at December 31, 2005 was 6.9 years.

During 2005, 47,400 shares of common stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vest over a three-year period. Compensation expense for the year ended December 31, 2005 includes $170,000 related to the issuance of restricted shares in 2005. Also during 2005, 66,000 shares of common stock were granted to employees under the 2004 Incentive Plan without any restrictions. The majority of these shares were issued in satisfaction of incentive bonus awards that had been accrued and expensed in 2004.

During 2004, 4,529 shares of common stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vest serially over a three-year period. Compensation expense for the years ended December 31, 2005 and 2004 include $16,000 and $6,000, respectively, related to the issuance of restricted shares in 2004.

Also during 2004, 600 shares of common stock were granted under the 2004 Incentive Plan to non-employees who are involved with managing the Company’s real estate properties. The shares were valued at their fair value on the date of grant and had an insignificant impact on the Company’s financial condition.

At the time of his retirement on June 30, 2004, the former President of the Company had 300,000 stock options outstanding with a weighted average exercise price of $3.35 per share. As part of the three year consulting arrangement between the former President and the Company, the life of his stock options were extended for the length of his consulting arrangement. This arrangement resulted in the Company valuing his stock options at $495,000. This value was recorded as an increase to capital in excess of par value and an increase to unearned compensation, both separate components of stockholders’ equity. The unearned compensation amount is being amortized into general and administrative expense over the term of the three year consulting arrangement. At December 31, 2004, $413,000 was remaining to be amortized into general and administrative expense over the next 2½ years and $82,000 had been recognized in expense in 2004.

On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500, which has been classified as a general and administrative expense in the consolidated statement of operations. The transaction was completed on April 20, 2005 and resulted in the Company reversing the accounting noted in the preceding paragraph as recorded in 2004 and recording an after-tax charge of approximately $600,000 in 2005.

8. Income taxes

The components of income (loss) before income taxes is as follows:

	2005	2004 (Restated)	2003

United States operations	$11,969,000	$2,688,000	$2,440,000
Operations outside the United States	100,000	1,866,000	(2,770,000)
Total	$12,069,000	$4,554,000	$(330,000)

Provision (benefit) for income taxes consist of the following:

	2005	2004 (Restated)	2003
Continuing Operations
Federal
Current	$(785,000)	$(782,000)	$(406,000)
Deferred	(41,000)	189,000	749,000
	(826,000)	(593,000)	343,000
State
Current	(277,000)	670,000	—
Deferred	(1,000)	(486,000)	—
	(278,000)	184,000	—
Total Continuing	$(1,104,000)	$(409,000)	$343,000

Discontinued Operations
Real Estate
Federal
Current	$(167,000)	$2,463,000	$(162,000)
Deferred	4,744,000	(247,000)	73,000
	4,577,000	2,216,000	(89,000)
State
Current	211,000	222,000	—
Deferred	910,000	(176,000)	—
	1,121,000	46,000	—
Total Real Estate	$5,698,000	$2,262,000	$(89,000)

Oil and Gas
Federal
Current	$(59,000)	$3,235,000	$68,000
Deferred	—	(3,488,000)	(569,000)
	(59,000)	(253,000)	(501,000)
State
Current	191,000	3,000	42,000
Deferred	—	—	—
	191,000	3,000	42,000
Foreign
Current	452,000	4,044,000	635,000
Deferred	—	(3,120,000)	(1,987,000)
	452,000	924,000	(1,352,000)
Total Oil & Gas	$584,000	$674,000	$(1,811,000)
Total	$5,178,000	$2,527,000	$(1,557,000)

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate is as follows:

	2005		2004 (Restated)		2003
	Amount	%	Amount	%	Amount	%

Federal income tax provision (benefit) at statutory rate	$4,381,000	35.0%	$1,585,000	35.0%	$(1,376,000)	(35.0)%
State income tax net of Federal impact	673,000	5.4	152,000	3.3	27,000	0.7
Impact of discontinued foreign operations	274,000	2.2	908,000	20.1	408,000	10.4
Dividend exclusion	(37,000)	(0.3)	(50,000)	(1.1)	(91,000)	(2.3)
Tax-exempt interest	(113,000)	(0.9)	(68,000)	(1.5)	—	—
Liquidating dividend from foreign operations	—	—	—	—	2,075,000	52.8
Impairment tax benefit	—	—	—	—	(2,600,000)	(66.2)

Total tax expense (benefit) / Effective tax rate (benefit)	$5,178,000	41.4%	$2,527,000	55.8%	$(1,557,000)	(39.6)%

Significant components of deferred tax liabilities as of December 31, 2005 and 2004 were as follows:

	2005	2004

Tax over book depreciation, depletion and amortization -
Oil and gas and real estate properties - U.S.	$1,672,000	$1,485,000
Deferred gains on sales of real estate properties - U.S.	5,794,000	370,000
U.S. tax on liquidating dividend from Canada	—	2,075,000
Unrealized gain on marketable securities	99,000	390,000

Net deferred tax liability	7,565,000	4,320,000
Deferred tax liability included in current	(99,000)	(2,465,000)

Noncurrent deferred tax liability	$7,466,000	$1,855,000

9. Segment information:

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting financial information about operating segments in interim and annual financial reports and provides for a “management approach” in identifying the reportable segments.

Wilshire has determined that it has two reportable segments within its continuing operations: residential properties and commercial properties. These reportable segments have different types of customers and are managed separately because each requires different operating strategies and management expertise. The residential property segment has two separate properties and the commercial segment has three properties. The accounting policies of the segments are the same as those described in Note 1.

The chief operating decision-making group of Wilshire’s residential and commercial real estate segments and corporate/other activities is comprised of Wilshire’s Chairman and Chief Executive Officer, President and Chief Operating Officer and Chief Financial Officer.

Wilshire assesses and measures segment operating results based on net operating income (“NOI”), which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by generally accepted accounting principles, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three years in the period ended December 31, 2005. Asset information is not reported since Wilshire does not use this measure to assess performance.

	2005	2004	2003

Real estate revenue:
Residential	$3,018,000	$2,976,000	$2,902,000
Commercial	1,606,000	1,652,000	1,592,000
Total	$4,624,000	$4,628,000	$4,494,000

Real estate operating expenses:
Residential	$1,664,000	$1,607,000	$1,592,000
Commercial	780,000	734,000	695,000
Total	$2,444,000	$2,341,000	$2,287,000

Net operating income:
Residential	$1,354,000	$1,369,000	$1,310,000
Commercial	826,000	918,000	897,000
Total	$2,180,000	$2,287,000	$2,207,000

Capital improvements:
Residential	$396,000	$383,000	$310,000
Commercial	246,000	332,000	123,000
Total	$642,000	$715,000	$433,000

Reconciliation of NOI to consolidated income (loss) from continuing operations:
Segment NOI	$2,180,000	$2,287,000	$2,207,000
Total other income, including net investment income	1,541,000	685,000	4,596,000
Depreciation expense	(957,000)	(873,000)	(995,000)
General and administrative expense	(3,493,000)	(2,143,000)	(2,349,000)
Interest expense	(1,090,000)	(1,083,000)	(1,305,000)
Income tax benefit (expense)	1,104,000	409,000	(343,000)

Income (loss) from continuing operations	$(715,000)	$(718,000)	$1,811,000

10. Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2005 and 2004, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

11. Fair value of financial instruments

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

Cash equivalents, accounts receivable, and accounts payable reasonably approximate their fair values due to the short maturities of these items.

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $32.6 million at December 31, 2005, which is lower than the carrying value by $0.7 million. At December 31, 2004, mortgage notes payable had an estimated fair value based on discounted cash flow models of approximately $46.0 million, which is lower than the carrying value by $0.9 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2005. Although management is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

12. Subsequent events

In January 2006, the Company closed on the previously announced sales of its triple net lease on a bank branch building in Rutherford, New Jersey and 41 (29 1-bedroom and 12 2-bedroom) of its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $1,602,500 and $6,904,500, respectively. After payment of closing costs and providing for taxes, the Company will realize a net gain in the first quarter 2006 of approximately $3,385,000.

In March 2006, the Company closed on the sale of the one remaining condominium unit at Galsworthy Arms for gross proceeds of $292,000. The sale price for this unit benefited from a significant interior upgraded completed by the Company. After payment of closing costs and providing for taxes, the Company will realize net income in the first quarter 2006 of approximately $145,000.

 13. Quarterly data (Unaudited)

Restatement of Quarterly Data (Unaudited)

In connection with the preparation of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2005, the Company determined that its income tax receivable account at December 31, 2004 was overstated by approximately $637,000. It was determined that this overstatement was principally related to the first quarter ended March 31, 2004. In addition, the unrealized foreign currency gain/loss component of accumulated other comprehensive income/loss should have been included in the determination of net income starting in the first quarter of 2004, at the time the Company sold its Canadian oil and gas assets. After the initial write-off of the accumulated unrealized foreign currency gain/loss into the statement of operations, the unrealized foreign currency gain/loss arising in each subsequent quarter should be recognized in the statement of operations. Accordingly, this error correction for unrealized foreign currency gains/losses impacts each quarter in 2004 and the first three quarters of 2005.

The Company has determined that it is necessary to restate its statements of operations for each of the quarters in 2004 and the first three quarters of 2005.

The following tables show the effects of the restatements on the Company’s quarterly statements of operations. In the tables that follow, the columns labeled “Restatement Adjustments” represent adjustments for the items noted above.

	Restated Statement of Operations for the quarter ended March 31, 2004
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,161,000	$—	$1,161,000
Costs and expenses	1,114,000	—	1,114,000
Income from operations	47,000	—	47,000
Other income	194,000	—	194,000
Interest expense	(263,000)	—	(263,000)
Loss before provision for income taxes	(22,000)	—	(22,000)
Income tax benefit	(29,000)	—	(29,000)
Income from continuing operations	7,000	—	7,000
Discontinued operations - Real estate	2,849,000	—	2,849,000
Discontinued operations - Oil and gas	(257,000)	(2,657,000)	(2,914,000)
Net income (loss)	$2,599,000	$(2,657,000)	$(58,000)

Basic earnings (loss) per share:
Income from continuing operations	$—	$—	$—
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.36	—	0.36
Discontinued operations - Oil and gas	(0.03)	(0.34)	(0.37)
Net income (loss) applicable to common stockholders	$0.33	$(0.34)	$(0.01)

Diluted earnings (loss) per share:
Income from continuing operations	$—	$—	$—
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.36	—	0.36
Discontinued operations - Oil and gas	(0.03)	(0.34)	(0.37)
Net income (loss) applicable to common stockholders	$0.33	$(0.34)	$(0.01)

	Restated Statement of Operations for the quarter ended June 30, 2004
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,188,000	$—	$1,188,000
Costs and expenses	1,334,000	—	1,334,000
Loss from operations	(146,000)	—	(146,000)
Other income	46,000	—	46,000
Interest expense	(262,000)	—	(262,000)
Loss before provision for income taxes	(362,000)	—	(362,000)
Income tax benefit	(162,000)	—	(162,000)
Loss from continuing operations	(200,000)	—	(200,000)
Discontinued operations - Real estate	381,000	—	381,000
Discontinued operations - Oil and gas	842,000	873,000	1,715,000
Net income	$1,023,000	$873,000	$1,896,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income from discontinued operations -
Discontinued operations - Real estate	0.05	—	0.05
Discontinued operations - Oil and gas	0.11	0.11	0.22
Net income applicable to common stockholders	$0.13	$0.11	$0.24

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income from discontinued operations -
Discontinued operations - Real estate	0.05	—	0.05
Discontinued operations - Oil and gas	0.11	0.11	0.22
Net income applicable to common stockholders	$0.13	$0.11	$0.24

	Restated Statement of Operations for the quarter ended September 30, 2004
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,146,000	$—	$1,146,000
Costs and expenses	1,538,000	—	1,538,000
Loss from operations	(392,000)	—	(392,000)
Other income	192,000	—	192,000
Interest expense	(263,000)	—	(263,000)
Loss before provision for income taxes	(463,000)	—	(463,000)
Income tax benefit	(177,000)	—	(177,000)
Loss from continuing operations	(286,000)	—	(286,000)
Discontinued operations - Real estate	98,000	—	98,000
Discontinued operations - Oil and gas	(390,000)	88,000	(302,000)
Net loss	$(578,000)	$88,000	$(490,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.01	—	0.01
Discontinued operations - Oil and gas	(0.05)	0.01	(0.04)
Net loss applicable to common stockholders	$(0.07)	$0.01	$(0.06)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.01	—	0.01
Discontinued operations - Oil and gas	(0.05)	0.01	(0.04)
Net loss applicable to common stockholders	$(0.07)	$0.01	$(0.06)

	Restated Statement of Operations for the quarter ended December 31, 2004
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,133,000	$—	$1,133,000
Costs and expenses	1,371,000	—	1,371,000
Loss from operations	(238,000)	—	(238,000)
Other income	253,000	—	253,000
Interest expense	(295,000)	—	(295,000)
Loss before provision for income taxes	(280,000)	—	(280,000)
Income tax benefit	(41,000)	—	(41,000)
Loss from continuing operations	(239,000)	—	(239,000)
Discontinued operations - Real estate	739,000	—	739,000
Discontinued operations - Oil and gas	(906,000)	1,085,000	179,000
Net income (loss)	$(406,000)	$1,085,000	$679,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.10	—	0.10
Discontinued operations - Oil and gas	(0.12)	0.14	0.02
Net income (loss) applicable to common stockholders	$(0.05)	$0.14	$0.09

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.09	—	0.09
Discontinued operations - Oil and gas	(0.11)	0.13	0.02
Net income (loss) applicable to common stockholders	$(0.05)	$0.13	$0.08

	Restated Statement of Operations for the quarter ended March 31, 2005
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,134,000	$—	$1,134,000
Costs and expenses	1,309,000	—	1,309,000
Loss from operations	(175,000)	—	(175,000)
Other income	918,000	—	918,000
Interest expense	(258,000)	—	(258,000)
Income before provision for income taxes	485,000	—	485,000
Income tax expense	170,000	—	170,000
Income from continuing operations	315,000	—	315,000
Discontinued operations - Real estate	30,000	—	30,000
Discontinued operations - Oil and gas	(27,000)	(63,000)	(90,000)
Net income	$318,000	$(63,000)	$255,000

Basic earnings (loss) per share:
Income from continuing operations	$0.04	$—	$0.04
Income (loss) from discontinued operations -
Discontinued operations - Real estate	—	—	—
Discontinued operations - Oil and gas	—	(0.01)	(0.01)
Net income applicable to common stockholders	$0.04	$(0.01)	$0.03

Diluted earnings (loss) per share:
Income from continuing operations	$0.04	$—	$0.04
Income (loss) from discontinued operations -
Discontinued operations - Real estate	—	—	—
Discontinued operations - Oil and gas	—	(0.01)	(0.01)
Net income applicable to common stockholders	$0.04	$(0.01)	$0.03

	Restated Statement of Operations for the quarter ended June 30, 2005
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,162,000	$—	$1,162,000
Costs and expenses	2,363,000	—	2,363,000
Loss from operations	(1,201,000)	—	(1,201,000)
Other income	209,000	—	209,000
Interest expense	(259,000)	—	(259,000)
Loss before provision for income taxes	(1,251,000)	—	(1,251,000)
Income tax benefit	(505,000)	—	(505,000)
Loss from continuing operations	(746,000)	—	(746,000)
Discontinued operations - Real estate	(58,000)	—	(58,000)
Discontinued operations - Oil and gas	162,000	(694,000)	(532,000)
Net loss	$(642,000)	$(694,000)	$(1,336,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.09)	$—	$(0.09)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	(0.01)	—	(0.01)
Discontinued operations - Oil and gas	0.02	(0.09)	(0.07)
Net loss applicable to common stockholders	$(0.08)	$(0.09)	$(0.17)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$—	$(0.09)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	(0.01)	—	(0.01)
Discontinued operations - Oil and gas	0.02	(0.09)	(0.07)
Net loss applicable to common stockholders	$(0.08)	$(0.09)	$(0.17)

	Restated Statement of Operations for the quarter ended September 30, 2005
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,149,000	$—	$1,149,000
Costs and expenses	1,499,000	—	1,499,000
Loss from operations	(350,000)	—	(350,000)
Other income	188,000	—	188,000
Interest expense	(258,000)	—	(258,000)
Loss before provision for income taxes	(420,000)	—	(420,000)
Income tax benefit	(169,000)	—	(169,000)
Loss from continuing operations	(251,000)	—	(251,000)
Discontinued operations - Real estate	70,000	—	70,000
Discontinued operations - Oil and gas	(8,000)	141,000	133,000
Net loss	$(189,000)	$141,000	$(48,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.01	—	0.01
Discontinued operations - Oil and gas	—	0.02	0.02
Net loss applicable to common stockholders	$(0.02)	$0.02	$—

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$—	$(0.03)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	0.01	—	0.01
Discontinued operations - Oil and gas	—	0.02	0.02
Net loss applicable to common stockholders	$(0.02)	$0.02	$—

The following represents the Company’s results of operations for each quarter for the years ended December 31, 2005 and 2004. The amounts presented are different from amounts presented in the Company’s quarterly reports on Form 10-Q as originally filed due to the restatements discussed previously in this footnote. The earnings per share amounts may not total to the earnings per share for the full year.

	Quarter ended
	March 31 (Restated)	June 30 (Restated)	September 30 (Restated)	December 31

2005:
Revenues	$1,134,000	$1,162,000	$1,149,000	$1,179,000

Costs and expenses:
Operating expenses	550,000	564,000	653,000	677,000
Depreciation	253,000	205,000	244,000	255,000
General and administrative	506,000	1,594,000	602,000	791,000
Total costs and expenses	1,309,000	2,363,000	1,499,000	1,723,000

Income (loss) from operations	(175,000)	(1,201,000)	(350,000)	(544,000)

Dividend and interest income	102,000	185,000	188,000	225,000
Gain on sale of marketable securities	134,000	—	—	—
Gain on sale of real estate related assets	675,000	—	—	—
Other income	7,000	24,000	—	1,000
Interest expense including amortization of deferred financing costs	(258,000)	(259,000)	(258,000)	(315,000)

Income (loss) before provision for taxes	485,000	(1,251,000)	(420,000)	(633,000)
Income tax expense (benefit)	170,000	(505,000)	(169,000)	(600,000)

Income (loss) from continuing operations	315,000	(746,000)	(251,000)	(33,000)

Discontinued operations - real estate	30,000	(58,000)	70,000	8,669,000
Discontinued operations - oil & gas	(90,000)	(532,000)	133,000	(616,000)

Net income (loss)	$255,000	$(1,336,000)	$(48,000)	$8,020,000

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.09)	$(0.03)	$(0.01)
Discontinued operations	(0.01)	(0.08)	0.03	1.03
Net income (loss)	$0.03	$(0.17)	$—	$1.02

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.09)	$(0.03)	$—
Discontinued operations	(0.01)	(0.08)	0.03	1.01
Net income (loss)	$0.03	$(0.17)	$—	$1.01

	Quarter Ended
	March 31 (Restated)	June 30 (Restated)	September 30 (Restated)	December 31 (Restated)

2004:
Revenues	$1,161,000	$1,188,000	$1,146,000	$1,133,000

Costs and expenses:
Operating expenses	567,000	573,000	565,000	636,000
Depreciation	218,000	218,000	221,000	216,000
General and administrative	329,000	543,000	752,000	519,000
Total costs and expenses	1,114,000	1,334,000	1,538,000	1,371,000

Income (loss) from operations	47,000	(146,000)	(392,000)	(238,000)

Dividend and interest income	194,000	46,000	192,000	253,000
Other income	—	—	—	—
Interest expense including amortization of deferred financing costs	(263,000)	(262,000)	(263,000)	(295,000)

Income (loss) before provision for taxes	(22,000)	(362,000)	(463,000)	(280,000)
Income tax expense (benefit)	(29,000)	(162,000)	(177,000)	(41,000)

Income (loss) from continuing operations	7,000	(200,000)	(286,000)	(239,000)

Discontinued operations - real estate	2,849,000	381,000	98,000	739,000
Discontinued operations - oil & gas	(2,914,000)	1,715,000	(302,000)	179,000

Net income (loss)	$(58,000)	$1,896,000	$(490,000)	$679,000

Basic earnings (loss) per share:
Continuing operations	$0.00	$(0.03)	$(0.03)	$(0.03)
Discontinued operations	(0.01)	0.27	(0.03)	0.12
Net income (loss)	$(0.01)	$0.24	$(0.06)	$0.09

Diluted earnings (loss) per share:
Continuing operations	$0.00	$(0.03)	$(0.03)	$(0.03)
Discontinued operations	(0.01)	0.27	(0.03)	0.11
Net income (loss)	$(0.01)	$0.24	$(0.06)	$0.08

Schedule XI - Real Estate and Accumulated Depreciation
December 31, 2005
($ in 000s)

						Column E
				Column D		Gross Amount
				Costs Capitalized		At Which
		Column C		Subsequent To		Carried as of				Column
Column A	Column B	Initial Cost		Acquisition		December 31, 2005			Column F	H	Column I
Description	Encumbrances	Land	Building & Improve-ments	Land	Building & Improve-ments	Land	Building & Improve-ments	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation is Computed

Arizona
340 unit garden apartment complex	$10,320	$800	$5,600	$-0-	$3,182	$800	$8,782	$9,582	$4,020	1992	Various
53,000 square foot office building	$3,806	$313	$2,384	$-0-	$1,874	$313	$4,258	$4,571	$2,093	1992	Various

Texas
228 unit apartment complex	$4,243	$620	$3,015	$-0-	$2,877	$620	$5,892	$6,512	$2,518	1992	Various
180 unit apartment complex	$4,068	$805	$4,450	$-0-	$711	$805	$5,161	$5,966	$679	2001	Various

New Jersey
45 unit condominium complex	$833	$517	$1,533	$(35)	$536	$482	$2,069	$2,551	$558	1993	Various
132 unit apartment complex	$4,822	$480	$3,541	$-0-	$633	$480	$4,174	$4,654	$1,171	1997	Various
Hotel & banquet facility	$400	$3,057	$1,031	$-0-	$7,893	$3,057	$8,924	$11,981	$-0-	1997	Various

Other residential	$3,810	$470	$3,365	$(16)	$1,824	$454	$5,189	$5,643	$1,882	Various	Various

Other office/retail	$1,050	$1,241	$2,610	$-0-	$2,635	$1,241	$5,245	$6,486	$1,761	Various	Various

Land held for development	$0	$908	$0	$0	$0	$908	$0	$908	$0	Various	Various

	$33,352	$9,211	$27,529	$(51)	$22,165	$9,160	$49,694	$58,854	$14,682

The changes in real estate for the three years ended December 31, 2005, are as follows:

	2005	2004	2003
	($ in 000s)

Balance at beginning of year	$58,937	$72,069	$71,355
Property acquisitions	6,765	—	—
Improvements	1,339	2,251	2,415
Retirements/disposals	(8,187)	(15,383)	(1,701)
Balance at end of year	$58,854	$58,937	$72,069

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2005 was approximately $42,182,000.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2005, are as follows:

	2005	2004	2003
	($ in 000s)

Balance at beginning of year	$16,900	$17,731	$15,504
Depreciation for year	1,288	1,928	2,547
Retirements/disposals	(3,506)	(2,759)	(320)
Balance at end of year	$14,682	$16,900	$17,731

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.           Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2005. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been noted in the Company’s recording of estimated income tax receivable amounts and in the recording of foreign currency translation gains (loss) related to a foreign subsidiary that had undergone a substantial liquidation. The tax item was brought to management’s attention through the Company’s own internal review process. The foreign currency translation item was brought to the Company’s attention by its independent registered public accounting firm. Both items pertained to 2004 and and the first three quarters of 2005 and appropriate restatements have been made of the annual and quarterly financial statements affected by these items. Further details are presented in Notes 3 and 13 to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Management believes that it has taken the necessary actions to ensure that the appropriate accounting treatment for these types of transactions is applied if such transactions occur in the future.

Based on the steps taken, management (i) believes that the consolidated financial statements included in this Report, as restated, are fairly stated in all material respects and (ii) does not believe that the material weaknesses will result in any additional adjustments to previously released financial statements.

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below. Subsequent to December 31, 2005, the Company has taken corrective actions to remediate the material weaknesses noted above. By their nature, such actions require a period of time to become fully effective. These remedial actions are as follows:

Concerning the income tax item, which principally originated in March 2004, management has hired a new Chief Financial Officer effective June 2004, subsequent to the date that this tax item became an issue, quarterly reconciliations of the current and deferred tax liability accounts have been instituted, and the scope of work performed by the Company’s third party tax preparer has been expanded to include a quarterly review of the Company’s current and deferred accounting liabilities.

Regarding the foreign currency translation adjustment, no changes in the control environment have been instituted for the following reasons: 1) The Company’s only operations with a non-U.S. dollar functional currency has been substantially liquidated; 2) The Company has no intention of commencing operations in a location outside of the United States; and 3) If the Company does commence operations outside of the United States, management is now familiar with the accounting consequences of a sale or substantial liquidation of such operation.

Item 9B.           Other Information

None

PART III

Certain information required by Part III is incorporated by reference to Wilshire’s 2006 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of Wilshire’s fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

Item 10.           Directors and Executive Officers of the Registrant

The information concerning Wilshire’s Board of Directors required by this item is incorporated herein by reference to the sections titled “Election of Directors” and “Compliance with Section 16(a) of the Securities Exchange Act” in Wilshire’s Proxy Statement for its Annual Meeting to be held in May 2006.

The information concerning Wilshire’s executive officers required by this item is included in Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct for its officers and employees. A copy of the Code of Conduct is available on the Company’s website (http://www.wilshireenterprisesinc.com) under the caption “Corporate Policies.”

Item 11.           Executive Compensation

The information pertaining to executive compensation required by this item is incorporated herein by reference to the section titled “Election of Directors - Executive Compensation” in Wilshire’s Proxy Statement for its Annual Meeting to be held in May 2006.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

The information required by Item 403 of Regulation S-K to be included as part of this item is incorporated herein by reference to the section titled “Voting Securities and Principal Holders Thereof” and “Election of Directors” in Wilshire’s Proxy Statement for its Annual Meeting to be held in May 2006.

Item 13.           Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section titled “Compensation Committee Interlocks and Insider Participation; Other Transactions” in Wilshire’s Proxy Statement for its Annual Meeting to be held in May 2006.

Item 14.           Principal Accounting Fees and Services

The information required in response to this item is incorporated by reference to the information contained in Wilshire’s Proxy Statement for its Annual Meeting to be held in May 2006 under the caption “Audit Fees and Related Matters.”

PART IV

Item 15.           Exhibits, Financial Statement Schedules

(a)	Financial Statements

(i)	Reports of Independent Registered Public Accounting Firms
(ii)	Consolidated Balance Sheets as of December 31, 2005 and 2004 (as restated)
(iii)	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 (as restated) and 2003
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 (as restated) and 2003
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 (as restated) and 2003
(vi)	Notes to Consolidated Financial Statements

Financial Statement Schedules:

(i)	Real Estate and Accumulated Depreciation December 31, 2005

(b)	Exhibits

Exhibit #	Description

3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended. (Incorporated by reference to Exhibit 3.1 of Item 14 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992.)

3.2	Amended By-Laws, as of June 11, 1998, of Wilshire Enterprises, Inc. (Incorporated by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.)

4.1
Stockholder Protection Rights Agreement, dated as of June 21, 1996, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent. (Incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated June 21, 1996.)

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

10.2
General Assignments, Assignments of Leases, and Escrow Agreements and Early Possession Agreements with respect to the purchase of four income producing real estate properties. (Incorporated by reference to Exhibits 1(a) through 4(c) on the Company’s Form 8-K dated December 31, 1992 filed with the Commission.)

10.3	Wilshire Enterprises, Inc. 1995 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.4
Wilshire Enterprises, Inc. 1995 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.5	Wilshire Enterprises, Inc. 2004 Stock Option and Incentive Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.6
Wilshire Enterprises, Inc. 2004 Non-Employee Director Stock Option Plan. (Incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.7
Environmental Indemnity Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.8	Promissory Note given by Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.9
Indemnity and Guaranty Agreement between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.10
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Biltmore Club Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.11
Promissory Note given by Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.12
Environmental Indemnity Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.13	Indemnity and Guaranty Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.14
Multifamily Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.15
Promissory Note given by Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.16
Environmental Indemnity Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.17	Indemnity and Guaranty Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.18
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.19
Promissory Note given by Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.20
Environmental Indemnity Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.21
Indemnity and Guaranty Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.22
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.23
Promissory Note given by Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.24
Environmental Indemnity Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.25
Indemnity and Guaranty Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.26
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.27	Intentionally omitted.

10.28
Agreement dated March 17, 2004 between Wilshire Enterprises, Inc. and Crow Creek Energy L.L.C. to sell the U.S. Oil and Gas business. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.29
Contract of sale dated January 23, 2004 between Wilshire Enterprises, Inc. and Economic Properties 2004 L.L.C. for the sale of eleven properties in Jersey City, New Jersey. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.30	Employment agreement between the Company and Philip Kupperman dated as of July 1, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 4, 2002.)

10.31
Severance Letter Agreement between the Company and Sherry Wilzig Izak dated as of March 29, 2004. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.32
Employment agreement between the Company and Daniel C. Pryor dated as of April 24, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.33
Employment letter between the Company and Seth H. Ugelow dated as of June 1, 2004. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.34
Letter agreement between the Company and Philip Kupperman dated as of April 18, 2005 terminating the employment agreement between the Company and Philip Kupperman. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005.)

10.35
Purchase agreement and escrow instructions between Biltmore Club Apartments, L.L.C. (a subsidiary of Wilshire Enterprises, Inc.) and GDG Partners L.L.C. dated February 2, 2005. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.36	Operating agreement of WO Grand Hotel, LLC dated as of June 2, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.37
Agreement for Purchase and Sale dated as of July 29, 2005 between Avondale Multi-Family Limited Partnership and Wilshire Enterprises, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.38
Hotel purchase agreement dated as of September 30, 2005, by and between WO GRAND HOTEL, LLC, a New Jersey limited liability company, and 350 PLEASANT VALLEY HOTEL ASSOCIATES, L.L.C., a New Jersey limited liability company. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.39
Operating lease dated September 30, 2005 between WO GRAND HOTEL, LLC and Pleasant Valley 350 Catering Associates, LLC. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.40	Purchase Agreement dated October 6, 2005 between Wilshire Enterprises, Inc. and Jewel Corp.

10.41	Purchase Agreement dated October 19, 2005 between Wilshire Enterprises, Inc. and Citadel Equity Group, LLC

21	List of significant subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: March 31, 2006	By:	/s/ S. Wilzig Izak
S. Wilzig Izak Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

By:	*	Date:	March 31, 2006
Miles Berger

By:	*	Date:	March 31, 2006
Milton Donnenberg

By:	/s/ S. Wilzig Izak	Date:	March 31, 2006
S. Wilzig Izak

By:	*	Date:	March 31, 2006
Eric J. Schmertz, Esq.

By:	*	Date:	March 31, 2006
Ernest Wachtel

By:	*	Date:	March 31, 2006
Martin Willschick

Officers:

By:	/s/ S. Wilzig Izak	Date:	March 31, 2006
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Seth H. Ugelow	Date:	March 31, 2006
Seth H. Ugelow
Chief Financial Officer

* Signed under power of attorney dated March 31, 2006 and filed herewith as Exhibit 24.

Exhibit Index

Exhibit #	Description

10.40	Purchase Agreement dated October 6, 2005 between Wilshire Enterprises, Inc. and Jewel Corp.

10.41	Purchase Agreement dated October 19, 2005 between Enterprises, Inc. and Citadel Equity Group, LLC.

21	List of significant subsidiaries.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.