Form 10-Q
period 2006-03-31
WILSHIRE ENTERPRISES INC
filed 2006-05-15
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549
FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006                    Commission file number 1-4673

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2006.

Common Stock $1 Par Value — 7,876,080

WILSHIRE ENTERPRISES, INC.
INDEX

		Page No.
Part I -Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -	3
	March 31, 2006 (Unaudited) and December 31, 2005

	Unaudited Condensed Consolidated Statements of Income -	4
	Three months ended March 31, 2006 and 2005 (Restated)

	Unaudited Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2006 and 2005 (Restated)	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

3.	Quantitative and Qualitative Disclosure About Market Risk	21

4.	Controls and Procedures	23

Part II - Other Information

1.	Legal Proceedings	23

2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

6.	Exhibits	24

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Assets	March 31, 2006 (Unaudited)	December 31, 2005 (Note 1)

CURRENT ASSETS
Cash and cash equivalents	$10,351,000	$6,081,000
Restricted cash	155,000	175,000
Marketable debt securities, available for sale, at fair value	17,009,000	22,006,000
Marketable equity securities, available for sale, at fair value	1,609,000	1,801,000
Accounts receivable, net	163,000	297,000
Income taxes receivable	1,359,000	1,359,000
Prepaid expenses and other current assets	1,969,000	1,929,000
Total current assets	32,615,000	33,648,000
NONCURRENT ASSETS
Restricted cash	16,492,000	10,559,000
Mortgage notes receivable	115,000	123,000
Prepaid loan origination costs	392,000	413,000
PROPERTY AND EQUIPMENT
Real estate properties & corporate headquarters	21,052,000	20,910,000
Real estate properties - Held for sale	36,143,000	37,944,000
	57,195,000	58,854,000
Less:
Accumulated depreciation	9,094,000	8,860,000
Accumulated depreciation - Property held for sale	5,270,000	5,822,000
	42,831,000	44,172,000
TOTAL ASSETS	$92,445,000	$88,915,000
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Current portion of long-term debt	$284,000	$281,000
Accounts payable	876,000	779,000
Income taxes payable	3,511,000	2,695,000
Deferred income taxes	20,000	99,000
Accrued liabilities	470,000	703,000
Deferred income	73,000	56,000
Current liabilities associated with discontinued operations	2,243,000	2,644,000
Total current liabilities	7,477,000	7,257,000
NONCURRENT LIABILITIES
Long-term debt, less current portion	16,414,000	16,466,000
Deferred income taxes	8,433,000	7,466,000
Deferred income	91,000	95,000
Noncurrent liabilities associated with discontinued operations	14,666,000	15,779,000
Total liabilities	47,081,000	47,063,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Non-controlling interest of joint venture partner	6,841,000	6,680,000
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2006 and 2005	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares in 2006 and 2005	10,014,000	10,014,000
Capital in excess of par value	9,050,000	9,029,000
Retained earnings	29,503,000	26,185,000
Unearned compensation	-	(133,000)
Treasury stock, 2,159,826 and 2,159,030 shares at March 31, 2006 and December 31, 2005, respectively, at cost	(10,074,000)	(10,067,000)
Accumulated other comprehensive income	30,000	144,000
Total stockholders’ equity	45,364,000	41,852,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,445,000	$88,915,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005 (Restated)

Revenues	$1,223,000	$1,134,000

Costs and Expenses
Operating expenses	622,000	550,000
Depreciation expense	234,000	253,000
General and administrative	512,000	506,000
Total costs and expenses	1,368,000	1,309,000

Loss from Operations	(145,000)	(175,000)

Other Income
Dividend and interest income	252,000	102,000
Gain on sale of marketable securities	-	134,000
Gain on sale of real estate related assets	-	675,000
Other income	3,000	7,000

Interest Expense	(246,000)	(258,000)

Income (loss) before provision for income taxes	(136,000)	485,000

Income Tax Expense (Benefit)	(109,000)	170,000

Income (loss) from Continuing Operations	(27,000)	315,000

Discontinued Operations - Real Estate, Net of Taxes of $2,205,000 and $12,000
Loss from operations	(9,000)	(101,000)
Gain from sales	3,613,000	131,000

Discontinued Operations - Oil & Gas, Net of Taxes of $(28,000) and $(12,000)
Loss from operations	(153,000)	(90,000)

Net income	$3,424,000	$255,000

Basic earnings (loss) per share:
Income (loss) from continuing operations	$-	$0.04
Income (loss) from discontinued operations
Real estate - loss from operations	-	(0.01)
Real estate - gain from sales	0.46	0.01
Oil and gas - loss from operations	(0.02)	(0.01)

Net income applicable to common stockholders	$0.44	$0.03

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$-	$0.04
Income (loss) from discontinued operations
Real estate - loss from operations	-	(0.01)
Real estate - gain from sales	0.45	0.01
Oil and gas - loss from operations	(0.02)	(0.01)

Net income applicable to common stockholders	$0.43	$0.03

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005

	March 31, 2006	March 31, 2005 (Restated)
Cash flows from operating activities:
Net income	$3,424,000	$255,000
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	269,000	454,000
Stock-based compensation expense	48,000	316,000
Write off of foreign currency translation adjustment	105,000	37,000
Deferred income tax (benefit) provision	967,000	(5,000)
Increase (decrease) in deferred income	13,000	(761,000)
Gain on sales of real estate assets	(5,875,000)	(212,000)
Gain on sale of marketable securities	-	(133,000)
Other expense - non-controlling interest of joint venture partner	161,000	-
Changes in operating assets and liabilities:
Decrease in accounts receivable	134,000	9,000
Decrease in income taxes receivable	-	100,000
Decrease (increase) in prepaid expenses and other current assets	(40,000)	134,000
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	2,000	(3,186,000)
Net cash used in operating activities	(792,000)	(2,992,000)

Cash flows from investing activities:
Capital expenditures - real estate	(1,496,000)	(357,000)
Proceeds from sale of real estate properties	8,478,000	258,000
Proceeds on mortgage notes receivable	8,000	957,000
Proceeds from sales of marketable securities	-	374,000
(Increase) decrease in short-term marketable debt securities	4,997,000	(10,682,000)
(Increase) decrease in restricted cash	(5,913,000)	35,000
Net cash provided by (used in) investing activities	6,074,000	(9,415,000)

Cash flows from financing activities:
Proceeds from issuance of debt	416,000	-
Principal payments of long-term debt	(1,421,000)	(434,000)
Purchase of treasury stock	(7,000)	(20,000)
Proceeds from exercise of stock options	-	3,000
Net cash used in financing activities	(1,012,000)	(451,000)

Net increase (decrease) in cash and cash equivalents	4,270,000	(12,858,000)

CASH AND CASH EQUIVALENTS, beginning of period	6,081,000	19,963,000
CASH AND CASH EQUIVALENTS, end of period	$10,351,000	$7,105,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
Cash paid during the period for -
Interest	$504,000	$713,000
Income taxes,net	$5,000	$2,825,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006

1. FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

In July 2003, the Company committed to the sale of its oil and gas operations, which were sold in April 2004 for net proceeds of $28,131,000. The 2006 and 2005 periods include residual costs related to winding up the oil and gas operations. The financial statements reflect the oil and gas operations as “Discontinued Operations” in 2006 and 2005.

The Company has designated certain real estate properties as held for sale and reports the gain on the sale of such real estate properties plus the year to date operations and related interest expense of such real estate properties as “Discontinued Operations”. During the three months ended March 31, 2006, the Company sold the following properties that had been classified as discontinued operations.

●
In January 2006, the Company closed on the previously announced sales of its triple net lease on a bank branch building in Rutherford, New Jersey and 41 (29 1-bedroom and 12 2-bedroom) of its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $1,602,500 and $6,904,500, respectively.

●
In March 2006, the Company closed on the sale of the one remaining condominium unit, which had a comprehensive interior upgrade prior to the sale, at Galsworthy Arms for gross proceeds of $292,000. After payment of closing costs and providing for taxes, the Company realized net income in the first quarter 2006 of $3,613,000 from the sales of these properties.

During the three months ended March 31, 2005, the Company sold one upgraded 2-bedroom condominium unit at Galsworthy Arms for gross proceeds of $270,000. After payment of closing costs and providing for taxes, the Company realized net income in the first quarter 2005 of $131,000.

Restatement of Financial Statements

As previously reported, in connection with the preparation of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2005, the Company determined that the unrealized foreign currency gain/loss component of accumulated other comprehensive income/loss should have been included in the determination of net income in 2004, at the time the Company sold its Canadian oil and gas assets, effective March 1, 2004. After the initial write-off of the accumulated unrealized foreign currency gain/loss into the statement of income, the unrealized foreign currency gain/loss arising in each subsequent quarter should have been recognized in the statement of income. Accordingly, this error correction for unrealized foreign currency gains/losses impacted each of the first three quarters of 2005.

The following table reconciles the Company’s statement of income for the quarter ended March 31, 2005 as previously reported with the statement of income as adjusted for the foreign currency translation items noted above.

	Restated Statement of Income for the quarter ended March 31, 2005
	As Previously Reported	Restatement Adjustment	As Restated

Revenues	$1,134,000	$-	$1,134,000
Costs and expenses	1,309,000	-	1,309,000
Loss from operations	(175,000)	-	(175,000)
Other income	918,000	-	918,000
Interest expense	(258,000)	-	(258,000)
Income before provision for income taxes	485,000	-	485,000
Income tax expense	170,000	-	170,000
Income from continuing operations	315,000	-	315,000
Discontinued operations - Real estate	30,000	-	30,000
Discontinued operations - Oil and gas	(27,000)	(63,000)	(90,000)
Net income	$318,000	$(63,000)	$255,000

Basic earnings (loss) per share:
Income from continuing operations	$0.04	$-	$0.04
Income (loss) from discontinued operations-
Discontinued operations - Real estate	-	-	-
Discontinued operations - Oil and gas	-	(0.01)	(0.01)
Net income applicable to common stockholders	$0.04	$(0.01)	$0.03

Diluted earnings (loss) per share:
Income from continuing operations	$0.04	$-	$0.04
Income (loss) from discontinued operations-
Discontinued operations - Real estate	-	-	-
Discontinued operations - Oil and gas	-	(0.01)	(0.01)
Net income applicable to common stockholders	$0.04	$(0.01)	$0.03

Basis of Presentation

Certain amounts in the 2005 condensed consolidated financial statements have been reclassified to conform to the 2006 presentation.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required.

The Company has adopted the provisions of SFAS 123(R) effective with the three months ended March 31, 2006, and recorded a charge of $21,000 in connection with the issuance of stock options to employees and non-employee directors from prior years. The effect of applying SFAS 123(R) on basic and diluted earnings per share for the three months ended March 31, 2006 was not material to the financial statements.

For the three months ended March 31, 2005, the Company accounted for stock options in accordance with the provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense has been recognized in the statement of income for stock option plans.

The pro forma impact of expensing stock options for the three months ended March 31, 2005 was insignificant to both reported net income and earnings per share. No stock options were granted during the three months ended March 31, 2006 and 2005.

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

2. SEGMENT INFORMATION

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenue, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three month periods ended March 31, 2006 and 2005. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended March 31,
	2006	2005
Real estate revenue:
Residential	$810,000	$744,000
Commercial	413,000	390,000
Totals	$1,223,000	$1,134,000

Real estate operating expenses:
Residential	$425,000	$375,000
Commercial	197,000	175,000
Totals	$622,000	$550,000

Net operating income:
Residential	$385,000	$369,000
Commercial	216,000	215,000
Totals	$601,000	$584,000

Capital improvements:
Residential	$57,000	$79,000
Commercial	82,000	48,000
Totals	$139,000	$127,000

Reconciliation of NOI to consolidated net income from continuing operations:
Segment NOI	$601,000	$584,000
Total other income, including net investment income	255,000	918,000
Depreciation expense	(234,000)	(253,000)
General and administrative expense	(512,000)	(506,000)
Interest expense	(246,000)	(258,000)
Income tax provision (benefit)	(109,000)	170,000

Income (loss) from continuing operations	$(27,000)	$315,000

3. COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006 (Unaudited)	2005 (Unaudited)

Net income	$3,424,000	$255,000
Other comprehensive loss net of taxes:
Change in unrealized gain/loss on marketable securities -
Reclassification adjustment for gains on marketable securities sold,net of tax of $(53,000) in 2005	-	(76,000)
Change in unrealized gain on marketable securities	(114,000)	(125,000)
Other comprehensive loss	(114,000)	(201,000)

Comprehensive income	$3,310,000	$54,000

Changes in the components of Accumulated Other Comprehensive Income (Loss) are solely attributable to unrealized gains (losses) on marketable equity securities. For the three months ended March 31, 2006 and the year ended December 31, 2005, the changes in Accumulated Other Comprehensive Income (Loss) are as follows-

Accumulated Other Comprehensive Income (Loss)

BALANCE, December 31, 2004	$564,000
Change for the year ended December 31,2005	(420,000)
BALANCE, December 31, 2005	144,000
Change for the three months ended March 31, 2006	(114,000)

BALANCE, March 31, 2006	$30,000

4. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share-

	Three Months Ended March 31,
	2006	2005
Numerator-
Net Income	$3,424,000	$255,000

Denominator-
Weighted average common
Shares outstanding - Basic	7,854,037	7,876,358
Incremental shares from assumed
conversions of stock options	62,458	232,043
Weighted average common shares
outstanding - Diluted	7,916,495	8,108,401

Basic earnings per share:	$0.44	$0.03

Diluted earnings per share:	$0.43	$0.03

For the three months ended March 31, 2006 and 2005, no potentially dilutive securities have been excluded from the calculation of earnings per share.

5. COMMITMENTS AND CONTINGENCIES

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2006, the Company had purchased 86,012 shares under this program at an approximate cost of $561,000 or $6.53 per share, with 796 shares being purchased during the three months ended March 31, 2006.

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

As of March 31, 2006 and 2005, 7,853,718 and 7,890,630, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of March 31, 2006 and 2005, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

6. STOCK OPTION PLANS

In June 2004, the Company’s stockholders approved the 2004 Stock Option and Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of March 31, 2006, 116,176 shares of stock had been granted to employees and significant vendors under the 2004 Plan, of which 49,576 shares had restrictions under which the employee’s right to receive these restricted shares vest serially over a three-year period. During the three months ended March 31, 2006, the Company issued no shares or other awards under the 2004 Plan and recognized compensation expense of approximately $27,000 related to shares issued under the 2004 Plan.

In June 2004, the Company’s stockholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company’s performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. As of March 31, 2006, 75,000 options had been granted at market value under the 2004 Director Plan.

The Company had granted stock option awards to employees and non-employee directors under the Company’s 1995 Stock Option and Incentive Plan and the 1995 Non-Employee Director Stock Option Plan. The fair value of each option award has been estimated on the date of grant using the Black Scholes option pricing model. This model takes into account the following grant date assumptions: volatility of the Company’s stock price, expected dividends, the current market price of the stock and the risk-free interest rate. These awards vest over five years of continuous service and have ten-year contractual terms. The expense associated with these stock options is being amortized over the five-year vesting period and amounted to $21,000 for the three months ended March 31, 2006. No additional awards may be granted under these Plans.

A summary of option activity under the 2004 Plan and the 2004 Director Plan and changes during the three months ended March 31, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	160,450	$4.97

Granted	-	-

Exercised	-	-

Forfeit or expired	-	-

Outstanding at March 31, 2006	160,450	$4.97	6.6	$562,000

Exercisable at March 31, 2006	70,950	$4.55	4.9	$279,000

A summary of the status of Wilshire’s nonvested shares, consisting of awards of restricted shares of common stock, as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

Nonvested Shares	Shares	Weighted- Average Grant- Date Fair Value

Nonvested at January 1, 2006	48,066	$6.36

Granted	-	-

Vested	(14,800)	6.30

Forfeited	-	-

Nonvested at March 31, 2006	33,266	$6.38

As of March 31, 2006, there was $294,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of two years.

7.  MORTGAGE RECEIVABLE

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

8.  SUBSEQUENT EVENTS

At a meeting of the Compensation Committee of the Board of Directors on April 26, 2006, stock-based incentive compensation awards for the year 2005 were approved for the Chairman and Chief Executive Officer and the President and Chief Operating Officer of Wilshire. The Chairman was awarded 12,837 shares of the Company’s common stock with a grant date market value of $104,622 under the Company’s 2004 Incentive Compensation Plan. The President was awarded 9,628 shares of the Company’s common stock with a grant date market value of $78,469 under the Company’s 2004 Incentive Compensation Plan.

On May 3, 2006, the agreement for the purchase and sale of The Village at Gateway Pavilions in Avondale, Arizona dated as of July 29, 2005 (as amended and assigned) between Avondale Multi-Family Limited Partnership and Biltmore Club Apartments, L.L.C. was terminated due to a failure to agree upon final business terms. The Company had paid $500,000 in deposits for this transaction, of which $250,000 was being held in escrow. Upon the termination of the transaction, Wilshire received back the $250,000 held in escrow plus approximately $6,000 of interest. In addition, the Company had incurred transaction costs as of March 31, 2006 of approximately $89,000, which will be recorded as expense in the three months ended June 30, 2006.

On May 4, 2006, the Company’s Board of Directors declared a special cash dividend of $3.00 per common share that is payable on June 29, 2006 to stockholders of record on May 25, 2006. The aggregate dividend amounts to $23.8 million.

On May 4, 2006, the Company closed on the previously announced sale of the Wilshire Grand Hotel. The Wilshire Grand Hotel was owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C. The hotel was sold for gross proceeds of $12.8 million, including adjustments to the purchase price for fees extending the closing date. The Company received approximately $6.0 million of proceeds from this transaction, including repayment of debt, and after payment of closing costs and providing for taxes the Company expects to realize a gain in the second quarter 2006 of approximately $264,000.

See Notes to the Consolidated Financial Statements No. 2 “Discontinued Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 for additional details concerning this transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses material changes in the Company’s results of operations for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 and changes in its financial condition since December 31, 2005. It is presumed that readers have read or have access to Wilshire’s 2005 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended March 31, 2006 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Restatement of Financial Statements

The condensed consolidated statement of income for the three months ended March 31, 2005 has been restated from amounts previously disclosed. See Note 1 to the condensed consolidated financial statements for a discussion of the restatements.

Overview

Net income for the three months ended March 31, 2006 amounted to $3,424,000 or $0.43 per diluted share, an increase of $3,169,000 from net income totaling $255,000 or $0.03 per diluted share reported for the three months ended March 31, 2005. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period and the operation of the oil and gas businesses.

During the three months ended March 31, 2006, the Company sold its bank branch building in Rutherford, New Jersey, for gross proceeds of $1.6 million, and its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $7.2 million. After payment of closing expenses and providing for income taxes for these sales, the Company realized an after-tax gain of $3.6 million. This gain was included in the statement of income in discontinued operations - real estate - gain from sales.

During the three months ended March 31, 2005, the Company sold one (1) upgraded two-bedroom condominium unit at its Galsworthy Arms, New Jersey, property for gross proceeds of $270,000 that resulted in an after-tax gain of approximately $131,000 that has been included in the three month net income from continuing operations.

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

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During the three months ended March 31, 2006 and 2005, respectively, the Company recorded losses, net of taxes from its oil and gas businesses of $(153,000) and $(90,000), respectively. The net loss from operating the oil and gas business during the three months ended March 31, 2006 resulted primarily from the recognition of unrealized foreign currency translation losses, the payment of professional fees related to the winding-up of the Company’s affairs in Canada and the allocation of senior management time and expense to this activity.

The following table presents the increases (decreases) in each major statement of income category for the three months ended March 31, 2006 and 2005, respectively. The following discussion of “Results of Operations references these increases (decreases).

	Increase (Decrease) in Consolidated Statements of Income Categories for the period:
	3 Months Ended March 31, 2006 v. March 30, 2005
	Amount (S)%
Revenues	$89,000	7.8

Costs and Expenses
Operating expenses	72,000	13.1
Depreciation expense	(19,000)	(7.5)
General and administrative	6,000	1.2
Total costs and expenses	59,000	4.5

Loss from Operations	30,000	17.1

Other Income
Dividend and interest income	150,000	147.1
Gain on sale of marketable securities	(134,000)	(100.0)
Gain on sale of real estate and real estate related assets	(675,000)	(100.0)
Other income	(4,000)	(57.1)

Interest Expense	12,000	4.7

Income before income taxes	(621,000)	(128.0)

Income Tax Expense	(279,000)	(164.1)

Income from Continuing Operations	(342,000)	(108.6)

Discontinued Operations - Real Estate, Net of Taxes
(Loss) from operations	92,000	91.1
Gain from sales	3,482,000	2,658.0

Discontinued Operations - Oil & Gas, Net of Taxes
Loss from operations	(63,000)	(70.0)

Net Income	$3,169,000	1,242.7

Basic earnings (loss) per share:
Income from continuing operations	$(0.04)	(100.0)
Loss from discontinued operations	0.45	-
Net loss applicable to common stockholders	$0.41	1,366.7

Diluted earnings (loss) per share:
Income from continuing operations	$(0.04)	(100.0)
Loss from discontinued operations	0.44	-
Net loss applicable to common stockholders	$0.40	1,333.3

Results of Operations

Three Months Ended March 31, 2006 (“Q1 2006”) Compared with Three Months Ended March 31, 2005 (“Q1 2005”)

Continuing Operations:

Loss from continuing operations amounted to $27,000 in Q1 2006 compared with income of $315,000 in Q1 2005. Results per diluted share from continuing operations amounted to zero in Q1 2006 and $0.04 in Q1 2005. The 2005 period included approximately $500,000 of after tax ($809,000 before taxes) gains on the sale of marketable securities and real estate related assets.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate
	3 months ended March 31		Increase (Decrease)		3 months ended March 31		Increase (Decrease)		3 months ended March 31		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%	2006	2005	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$810	$744	$66	8.9	$413	$390	$23	5.9	$1,223	$1,134	$89	7.8
Operating expenses	425	375	50	13.3	197	175	22	12.6	622	550	72	13.1
Net operating income	$385	$369	$16	4.3	$216	$215	$1	0.5	$601	$584	$17	2.9

Reconciliation to consolidated income from continuing operations:
Net operating income	$601	$584
Depreciation expense	(234)	(253)
General and administrative expenses	(512)	(506)
Other income	255	918
Interest expense	(246)	(258)
Income tax (expense) benefit	(109)	170

Income (loss) from continuing operations	$(27)	$315

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

Residential Segment

Q1 2006 revenues, as compared to Q1 2005 revenues, increased $66,000 or 8.9% to $810,000 and operating expenses increased $50,000 or 13.3% to $425,000. The increase in revenues was primarily attributable to the Company’s Arizona apartment complex Sunrise Ridge, which has experienced an increase in occupancy and has also been able to raise rental rates per unit.

The increase in operating expense in Q1 2006 over Q1 2005 was related to both Sunrise Ridge and Van Buren Apartments. These Arizona apartment complexes have increased marketing and maintenance expenses to attract tenants and have experienced higher utility costs related to the higher price of oil.

Commercial Segment

Q1 2006 revenues, as compared to Q1 2005 revenues, increased $23,000 or 5.9% to $413,000 and operating expenses increased $22,000 or 12.6% to $197,000. The revenue increase was spread between Tempe Corporate Center (Arizona), $26,000, and the office building in Tamarac, Florida, $11,000. Revenues at Royal Mall Plaza (Arizona) declined $13,000.

Both Tempe Corporate Center and Tamarac benefited from improved leasing activity in 2005 which has benefited the financial performance of the properties in 2006. After experiencing a decrease in occupancy in the third and fourth quarters of 2004, Tempe Corporate Center had three new leases signed in the fourth quarter of 2004 and five new leases signed in 2005 resulting from a comprehensive property renovation which commenced in late 2004. Revenues at Tempe Corporate Center in 2006, based on leases currently in place, are expected to exceed 2005 revenues by more than 15%. Such expectation represents a forward-looking statement. Actual results could differ materially from such expectation as a result of a variety of factors, including the impact of general economic conditions, interest rates and factors directly impacting the financial condition and results of operations of the Company’s tenants.

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

The revenue shortfall at Royal Mall Plaza was related to a decrease in occupancy. This property is a mixed use commercial/retail property with an emphasis on medical services tenants. This property has experienced difficulty attracting tenants as many medical services entities prefer to buy condominiums or buildings as opposed to renting. The Company is considering a refurbishment of the property, including painting and exterior renovations, and has retained a leasing agent to seek to attract new tenants to this property. In addition, the Company is evaluating converting the property into professional condominiums.

The increase in operating expenses is spread among the three commercial properties and is related to the increased leasing activity and the refurbishment activities taking place at the properties. In addition, utility costs have increased due to the higher price of oil.

Depreciation expense amounted to $234,000 in Q1 2006, a decrease of 7.5% from the $253,000 in Q1 2005. Depreciation expense is not included in the operating expenses included in the preceding table and discussion.

General and administrative expense increased $6,000, or 1.2%, to $512,000 in Q1 2006 from $506,000 in Q1 2005. This increase in general and administrative expense is primarily related to a $100,000 fee for Friedman, Billings, Ramsey & Co., Inc. (“FBR”), the Company’s investment banker, a $70,000 increase in legal fees and $50,000 of fees from our independent accounting firm related to the 2005 annual audit. These items were largely offset by an adjustment to the accrual for executive incentive compensation of $266,000 related to 2005 incentive compensation awards.

Other income decreased $663,000 to $255,000 in the 2006 quarter from $918,000 in the 2005 quarter. Included in Q1 2005 is $675,000 of gain from the settlement of a mortgage receivable and $134,000 gain from the sale of marketable securities. No marketable securities or real estate properties from the Company’s portfolio of continuing operations were sold in 2006. Increases in interest income in Q1 2006, related to the higher level of investable funds obtained from the December 2005 sale of the Biltmore Club Apartments partly offset these Q1 2005 special factors.

Interest expense decreased to $246,000 from $258,000 in the 2005 quarter, related to normal principal amortization payments.

The provision for income taxes amounted to a tax benefit of $109,000 in the 2006 quarter and a charge of $170,000 in the 2005 quarter. The change in the provision for income taxes is related to the level of income from continuing operations in the 2006 quarter compared to the 2005 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $3,604,000 in Q1 2006 and $30,000 in Q1 2005. The increased income reflects the Q1 2006 sales of the Company’s bank branch building in Rutherford, New Jersey, and 42 condominium units at Galsworthy Arms in Long Branch, New Jersey for combined gross proceeds of $8.8 million that resulted in an after-tax gain of $3.6 million. In Q1 2005, the Company sold one upgraded 2-bedroom condominium unit at Galsworthy Arms for gross proceeds of $270,000 that resulted in an after-tax gain of $131,000.

The loss from operating properties classified as discontinued operations improved to a loss of $9,000 in Q1 2006 compared to a loss of $101,000 in Q1 2005. This improvement primarily related to higher net income achieved at the Wilshire Grand Hotel.

Oil and Gas
The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During Q1 2006 and Q1 2005, respectively, the Company recorded losses from operating its oil and gas business, net of taxes, of $153,000 and $90,000, respectively. The net loss from operating the oil and gas business in both periods includes unrealized foreign currency translation losses of $105,000 in 2006 and $63,000 in 2005. In addition, both periods include the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales and the payment of professional fees for the winding-up process of the Company’s Canadian operations.

Subsequent Events

At a meeting of the Compensation Committee of the Board of Directors on April 26, 2006, stock-based incentive compensation awards for the year 2005 were approved for the Chairman and Chief Executive Officer and the President and Chief Operating Officer of Wilshire. The Chairman was awarded 12,837 shares of the Company’s common stock with a grant date market value of $104,622 under the Company’s 2004 Incentive Compensation Plan. The President was awarded 9,628 shares of the Company’s common stock with a grant date market value of $78,469 under the Company’s 2004 Incentive Compensation Plan.

On May 3, 2006, the agreement for the purchase and sale of The Village at Gateway Pavilions in Avondale, Arizona dated as of July 29, 2005 (as amended and assigned) between Avondale Multi-Family Limited Partnership and Biltmore Club Apartments, L.L.C. was terminated due to a failure to agree upon final business terms. The Company had paid $500,000 in deposits for this transaction, of which $250,000 was being held in escrow. Upon the termination of the transaction, Wilshire received back the $250,000 held in escrow plus approximately $6,000 of interest. In addition, the Company had incurred transaction costs as of March 31, 2006 of approximately $89,000, which will be recorded as expense in the three months ended June 30, 2006.

On May 4, 2006, the Company’s Board of Directors declared a special cash dividend of $3.00 per common share that is payable on June 29, 2006 to stockholders of record on May 25, 2006. The aggregate dividend amounts to $23.8 million.

On May 4, 2006, the Company closed on the previously announced sale of the Wilshire Grand Hotel. The Wilshire Grand Hotel was owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C. The hotel was sold for gross proceeds of $12.8 million, including adjustments to the purchase price for fees extending the closing date. The Company received approximately $6.0 million of proceeds from this transaction, including repayment of debt, and after payment of closing costs and providing for taxes the Company expects to realize net income in the second quarter 2006 of approximately $264,000.

Liquidity and Capital Resources

At March 31, 2006, the Company had working capital, including restricted cash classified in the balance sheet as noncurrent assets, of $41.6 million, compared to working capital of $37.0 million at December 31, 2005. The change reflects the receipt of approximately $6.6 million, net, from the sale of the Rutherford, New Jersey bank branch building and the sale of 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, partly offset by the repayment of $1.4 million of mortgage debt related to the properties sold and normal monthly mortgage debt amortization payments.

The Company has $45.6 million of cash and cash equivalents, restricted cash and short-term marketable debt and equity securities at March 31, 2006. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, marketable and money market funds, marketable equity securities and funds held in escrow by qualified intermediaries for 1031 exchange transactions. The Company expects to increase its cash balances by approximately $6.0 million from the sale of the Wilshire Grand Hotel, which closed on May 4, 2006. The Company also estimates that it has special cash requirements of $23.8 million for the special dividend payable June 29, 2006, approximately $2.3 million of taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. and Canadian taxes on the repatriation of earnings from its Canadian subsidiary, $6.6 million of taxes due on the sale of the Biltmore Club Apartments and $1.9 million of taxes due on the sale of the Galsworthy Arms condominium units. After considering these known special cash inflows and outflows, Wilshire expects to have $17.0 million of cash and cash equivalents for working capital and other purposes, of which approximately $5.8 million is held in an escrow account for a Section 1031 exchange and will be released to Wilshire in July 2006. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

The Company continues to explore corporate and real estate property acquisitions as they arise. The timing of such acquisitions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. Management considers its liquidity position adequate to fulfill the Company’s current business plans.

Net cash used in operating activities amounted to $0.8 million in Q1 2006 and $3.0 million in Q1 2005. The Q1 2006 use of cash resulted from net income of $3.4 million and the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. The Q1 2005 use of cash was mainly related to a net income of $0.3 million and non-cash charges for depreciation and amortization expense ($0.5 million), partly offset by gains on the sales of real estate and real estate related assets and marketable securities and changes in other current asset and liability and income tax accounts related to normal business activity

Net cash provided by investing activities amounted to $6.1 million in Q1 2006, while Q1 2005 used $9.4 million of cash. The cash provided by investing activities in Q1 2006 is due mainly to the sale of real estate properties, partly offset by capital expenditures on real estate properties. The Q1 2005 use of cash from investing activities is related to the increase in the Company’s short-term marketable debt securities.

Net cash used in financing activities amounted to $1.0 million in Q1 2006 and $0.5 million in Q1 2005. The Q1 2005 and Q1 2004 uses of cash reflects the repayment of long term debt due to the sales of real estate properties and normal annual amortization of long term debt from monthly debt service payments.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At March 31, 2006, the Company had purchased 86,012 shares at an aggregate cost of $561,000 under this program. The majority of the shares acquired were from stockholders who at the time owned less than 100 shares of the Company’s common stock.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At March 31, 2006, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets in April 2004, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. Pending the resolution of an ongoing tax examination by the Province of Alberta, the Company intends to repatriate all assets, net of liabilities, of its Canadian subsidiary during 2006.

Long-term debt as of March 31, 2006 and December 31, 2005 consists of the following -

	2006	2005
Mortgage notes payable	$31,551,000	$32,952,000
Note payable	794,000	400,000
Total debt	32,345,000	33,352,000
Less-current portion (1)	1,335,000	1,862,000
Long term portion (2)	$31,010,000	$31,490,000

(1) Includes mortgage debt associated with discontinued operations of $1,051,000 in 2006 and $1,581,000 in 2005.
(2) Includes mortgage debt associated with discontinued operations of $14,596,000 in 2006 and $15,024,000 in 2005.

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2006 and thereafter are -

Year Ended	Amount
March 31, 2007	$1,335,000
March 31, 2008	569,000
March 31, 2009	609,000
March 31, 2010	4,456,000
March 31, 2011	615,000
Thereafter	24,761,000
$32,345,000

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

Year	Amount
2009	$3,866,000
2013	23,528,000
$27,394,000

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

(b)         Changes in internal controls over financial reporting. There have been no changes in the company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the correction of material weaknesses noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 concerning the Company’s recording of estimated income tax receivable amounts and the recording of foreign currency translation gains (loss) related to a foreign subsidiary that had undergone a substantial liquidation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

On February 27, 2006, Mercury submitted a letter to the Board of Directors of Wilshire stating it was prepared to pursue an acquisition of all of the outstanding common shares of the Company, subject to several conditions. On April 6, 2006, Mercury submitted a letter to the Board of Directors of Wilshire repeating its offer from February 27, 2006 to pursue an acquisition of all the outstanding common shares of the Company and demanding an immediate meeting with the Company’s presiding director, Eric J. Schmertz, Esq. Wilshire’s outside counsel responded by inviting Mercury to submit their views to Mr. Schmertz in writing. Mr. Schmertz and Wilshire’s outside counsel met with representatives of Mercury in December 2005 and reported the details of that meeting to Wilshire’s Board of Directors.

On May 2, 2006, Mercury submitted a letter to the Board of Directors that referenced its letter of April 6, 2006 and the Company’s refusal to meet with Mercury. Mercury made certain demands upon the Company and stated that failure to comply with its demands would leave it no option but to pursue all courses of action against the Board and the Company.

At this time, it is impossible to predict what impact, if any, Mercury’s demand and subsequent stated intention to purchase all of the outstanding common shares of the Company and FBR’s strategic review will have on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total share repurchase activity for the period January 1 through March 31, 2006 under the Board’s authorization. The program, for the repurchase of up to 1,000,000 shares of the Company’s common stock, was announced on June 3, 2004. No repurchase activity took place from the date of the announcement of the Board’s authorization through June 30, 2004. For the period July 1 through December 31, 2005, the Company purchased 85,216 shares under this authorization. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

January 1 - 31, 2006	503	$7.77	503	914,281 common shares
February 1 - 28, 2006	None
March 1 - 31, 2006	293	$8.39	293	913,988 common shares

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

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: May 15, 2006	/s/ S. Wilzig Izak
By: S. Wilzig Izak Chairman of the Board and Chief Executive Officer

By:	/s/ Seth H. Ugelow Seth H. Ugelow Chief Financial Officer