Form 10-Q
period 2006-06-30
WILSHIRE ENTERPRISES INC
filed 2006-08-11
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 Commission file number 1-4673

 WILSHIRE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0513668 (IRS Employer Identification No.)

1 Gateway Center, Newark, New Jersey (Address of principal executive offices)	07102 (Zip Code)

(201) 420-2796
(Registrant’s telephone number, including area code)

______________________________________________________
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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2006.

Common Stock $1 Par Value ----- 7,892,544

WILSHIRE ENTERPRISES, INC.
INDEX
		Page No.

Part I -Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets -
	June 30, 2006 (Unaudited) and December 31, 2005	3

	Unaudited Condensed Consolidated Statements of Operations -
	Three months ended June 30, 2006 and 2005 (Restated)	4

	Unaudited Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2006 and 2005 (Restated)	5

	Unaudited Condensed Consolidated Statements of Cash Flows-
	Six months ended June 30, 2006 and 2005 (Restated)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	19

3.	Quantitative and Qualitative Disclosure About Market Risk	29

4.	Controls and Procedures	30

Part II - Other Information

Item 1.	Legal Proceedings	31

2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

4.	Submission of Matters to a Vote of Security Holders	32

6.	Exhibits	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)	(Note 1)
CURRENT ASSETS
Cash and cash equivalents	$7,483,000	$6,081,000
Restricted cash	179,000	175,000
Marketable debt securities, available for sale, at fair value	4,274,000	22,006,000
Marketable equity securities, available for sale, at fair value	1,653,000	1,801,000
Accounts receivable, net	103,000	297,000
Income taxes receivable	300,000	1,359,000
Prepaid expenses and other current assets	1,223,000	1,929,000
Total current assets	15,215,000	33,648,000
NONCURRENT ASSETS
Restricted cash	5,883,000	10,559,000
Mortgage notes receivable	111,000	123,000
Prepaid loan origination costs	359,000	413,000
PROPERTY AND EQUIPMENT
Real estate properties & corporate headquarters	37,632,000	36,865,000
Real estate properties - Held for sale	7,735,000	21,989,000
	45,367,000	58,854,000
Less:
Accumulated depreciation	13,943,000	12,797,000
Accumulated depreciation - Property held for sale	1,347,000	1,885,000
	30,077,000	44,172,000
TOTAL ASSETS	$51,645,000	$88,915,000

Liabilities and Stockholders’ Equity
CURRENT LIABILITIES
Current portion of long-term debt	$462,000	$454,000
Accounts payable	1,360,000	1,340,000
Income taxes payable	1,837,000	2,695,000
Deferred income taxes	38,000	99,000
Accrued liabilities	245,000	702,000
Deferred income	110,000	105,000
Current liabilities associated with discontinued operations	1,110,000	1,862,000
Total current liabilities	5,162,000	7,257,000
NONCURRENT LIABILITIES
Long-term debt, less current portion	28,615,000	28,830,000
Deferred income taxes	1,253,000	7,466,000
Deferred income	84,000	166,000
Noncurrent liabilities associated with discontinued operations	2,333,000	3,344,000
Total liabilities	37,447,000	47,063,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Non-controlling interest of joint venture partner	205,000	6,680,000
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding
in 2006 and 2005	—	—
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares
in 2006 and 2005	10,014,000	10,014,000
Capital in excess of par value	8,970,000	9,029,000
Retained earnings	4,983,000	26,185,000
Unearned compensation	—	(133,000)
Treasury stock, 2,121,000 and 2,159,030 shares at June 30, 2006 and
December 31, 2005, respectively, at cost	(10,030,000)	(10,067,000)
Accumulated other comprehensive income	56,000	144,000
Total stockholders’ equity	14,198,000	41,852,000
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,645,000	$88,915,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
		(Restated)
Revenues	$2,234,000	$2,037,000

Costs and Expenses
Operating expenses	1,233,000	1,089,000
Depreciation expense	922,000	324,000
General and administrative	840,000	1,594,000
Total costs and expenses	2,995,000	3,007,000

Loss from Operations	(761,000)	(970,000)

Other Income
Dividend and interest income	300,000	185,000
Other income	2,000	24,000

Interest Expense	(472,000)	(471,000)

Loss before provision for income taxes	(931,000)	(1,232,000)

Income Tax Benefit	(323,000)	(497,000)

Loss from Continuing Operations	(608,000)	(735,000)

Discontinued Operations - Real Estate, Net of Taxes of $64,000 and $(90,000)
Loss from operations	(213,000)	(159,000)
Gain from sales	239,000	90,000

Discontinued Operations - Oil & Gas, Net of Taxes of $-0- and $(168,000)
Loss from operations	(347,000)	(532,000)

Net loss	$(929,000)	$(1,336,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.09)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.03)	(0.02)
Real estate - gain from sales	0.02	0.01
Oil and gas - loss from operations	(0.04)	(0.07)

Net loss applicable to common stockholders	$(0.12)	$(0.17)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.09)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.03)	(0.02)
Real estate - gain from sales	0.02	0.01
Oil and gas - loss from operations	(0.04)	(0.07)

Net loss applicable to common stockholders	$(0.12)	$(0.17)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
		(Restated)
Revenues	$4,343,000	$4,034,000

Costs and Expenses
Operating expenses	2,445,000	2,152,000
Depreciation expense	1,146,000	694,000
General and administrative	1,352,000	2,100,000
Total costs and expenses	4,943,000	4,946,000

Loss from Operations	(600,000)	(912,000)

Other Income
Dividend and interest income	552,000	287,000
Gain on sale of marketable securities	—	134,000
Gain on sale of real estate related assets	—	675,000
Other income	5,000	31,000

Interest Expense	(926,000)	(938,000)

Loss before provision for income taxes	(969,000)	(723,000)

Income Tax Benefit	(394,000)	(318,000)

Loss from Continuing Operations	(575,000)	(405,000)

Discontinued Operations - Real Estate, Net of Taxes of $2,283,000 and $(74,000)
Loss from operations	(282,000)	(275,000)
Gain from sales	3,852,000	221,000

Discontinued Operations - Oil & Gas, Net of Taxes of $(24,000) and $(179,000)
Loss from operations	(500,000)	(622,000)

Net income (loss)	$2,495,000	$(1,081,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.05)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.04)	(0.03)
Real estate - gain from sales	0.49	0.02
Oil and gas - loss from operations	(0.06)	(0.08)

Net income (loss) applicable to common stockholders	$0.32	$(0.14)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$(0.05)
Income (loss) from discontinued operations
Real estate - loss from operations	(0.04)	(0.03)
Real estate - gain from sales	0.49	0.02
Oil and gas - loss from operations	(0.06)	(0.08)

Net income (loss) applicable to common stockholders	$0.32	$(0.14)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005

	June 30, 2006	June 30, 2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$2,495,000	$(1,081,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	1,221,000	750,000
Stock-based compensation expense	98,000	183,000
Deferred income tax benefit	(6,213,000)	(7,000)
Decrease in deferred income	(77,000)	(5,000)
Gain on sales of real estate assets	(6,315,000)	(1,049,000)
Gain on sale of marketable securities	—	(133,000)
Other expense - non-controlling interest of joint venture partner	549,000	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	194,000	(15,000)
Decrease in income taxes receivable	1,059,000	29,000
Decrease (increase) in prepaid expenses and other current assets	706,000	(319,000)
Decrease in accounts payable, accrued liabilities and taxes payable	(1,331,000)	(4,104,000)
Net cash used in operating activities	(7,614,000)	(5,751,000)

Cash flows from investing activities:
Capital expenditures - real estate	(2,898,000)	(1,239,000)
Proceeds from sale of real estate properties	20,489,000	510,000
Proceeds on mortgage notes receivable	12,000	1,100,000
Proceeds from sales of marketable securities	—	374,000
(Increase) decrease in short-term marketable debt securities	17,732,000	(6,633,000)
Decrease in restricted cash	4,672,000	3,412,000
Net cash provided by (used in) investing activities	40,007,000	(2,476,000)

Cash flows from financing activities:
Proceeds from issuance of debt	416,000	—
Principal payments of long-term debt	(2,347,000)	(4,206,000)
Non-controlling interest of joint venture partner	(5,194,000)	—
Payment of cash dividend	(23,697,000)	—
Proceeds from exercise of stock options	290,000	34,000
Purchase of treasury stock	(459,000)	(337,000)
Net cash used in financing activities	(30,991,000)	(4,509,000)

Net increase (decrease) in cash and cash equivalents	1,402,000	(12,736,000)

CASH AND CASH EQUIVALENTS, beginning of period	6,081,000	19,963,000
CASH AND CASH EQUIVALENTS, end of period	$7,483,000	$7,227,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
Cash paid during the period for -
Interest	$1,029,000	$1,464,000
Income taxes, net	$7,568,000	$2,959,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

On May 4, 2006, a joint venture in which the Company owned a 50% interest and was the controlling shareholder, sold its principal asset, the Wilshire Grand Hotel. As a result of this sale, the other partner to the joint venture, Proud Three LLC, received a cash distribution of $5.2 million and wrote-down its remaining interest in the joint venture by $1.8 million to $205,000, an amount equal to its expected share of future cash distributions from the joint venture.

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2006

1.	FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Registrant believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

On May 4, 2006, the Company’s Board of Directors declared a special cash dividend of $3.00 per common share that was payable on June 29, 2006 to stockholders of record on May 25, 2006. In accordance with American Stock Exchange rules, the ex-dividend date was June 30, 2006. The aggregate dividend amounted to $23,697,000.

In July 2003, the Company committed to the sale of its oil and gas operations, which were sold in April 2004 for net proceeds of $28,131,000. The 2006 and 2005 periods include residual costs related to winding up the oil and gas operations. The financial statements reflect the oil and gas operations as “Discontinued Operations” in 2006 and 2005.

The Company has designated certain real estate properties as held for sale and reports the gain on the sale of such real estate properties plus the year to date operations and related interest expense of such real estate properties as “Discontinued Operations”. During the three months ended June 30, 2006, the Company reviewed its properties, including properties previously classified as Discontinued Operations. As a result of that review, it was determined that the Tamarac, Florida office building should be classified as Discontinued Operations. In addition, it was determined that the following multi-family apartment complex properties previously classified as Discontinued Operations were no longer being actively marketed and should not be classified as Discontinued Operations: Alpine Village, New Jersey, Summercreek Apartments, Texas, and Wellington Estates, Texas. In accordance with accounting principles generally accepted in the United States of America, the properties being removed from Discontinued Operations were evaluated for impairment and a charge to depreciation expense of $687,000 was recorded, representing the depreciation expense for these properties that had not been charged to expense during the period that the properties had been classified as Discontinued Operations.

During the three and six months ended June 30, 2006, the Company sold the following properties that had been classified as discontinued operations.

●
In January 2006, the Company closed on the previously announced sales of its triple net lease on a bank branch building in Rutherford, New Jersey and 41 of its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $1,602,500 and $6,904,500, respectively.

●
In March 2006, the Company closed on the sale of the one remaining condominium unit, which had a comprehensive interior upgrade prior to the sale, at Galsworthy Arms for gross proceeds of $292,000. After payment of closing costs and providing for taxes, the Company realized net gains in the first quarter 2006 of $3,613,000 from the January and March 2006 sales of properties.

●
On May 4, 2006, the Company closed on the previously announced sale of the Wilshire Grand Hotel. The Wilshire Grand Hotel was owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C. The hotel was sold for gross proceeds of $12.8 million, including adjustments to the purchase price for fees extending the closing date. The Company received approximately $6.0 million of proceeds from this transaction, including repayment of debt, and after payment of closing costs and providing for taxes, the Company realized a gain in the second quarter 2006 of approximately $239,000.

After payment of closing costs and providing for taxes, the Company realized net gains from sales of $239,000 and $3,852,000 in the three and six months ended June 30, 2006, respectively.

During the three and six months ended June 30, 2005, the Company sold the following properties that had been classified as discontinued operations.

●	In January 2005, the Company sold one upgraded 2-bedroom condominium unit at Galsworthy Arms for gross proceeds of $270,000.

●	In May 2005, the Company sold one 1-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000.

After payment of closing costs and providing for taxes, the Company realized net gains from sales in the three and six months ended June 30, 2005 of $90,000 and $221,000, respectively.

Restatement and Reclassifications of Financial Statements

During 2005, Wilshire had designated Alpine Village Apartments (New Jersey), Summercreek Apartments (Texas) and Wellington Estates (Texas) as discontinued operations - held for sale. During a review of its business plan in the second quarter of 2006, the Company has determined that these properties should no longer be classified as discontinued operations - held for sale. Accordingly, the statements of operations for the three and six months ended June 30, 2005 and the balance sheet as of December 31, 2005 include reclassifications to reflect these properties as components of continuing operations.

Also, as previously reported, in connection with the preparation of the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2005, the Company determined that the unrealized foreign currency gain/loss component of accumulated other comprehensive income/loss should have been included in the determination of net income in 2004, at the time the Company sold its Canadian oil and gas assets, effective March 1, 2004. After the initial write-off of the accumulated unrealized foreign currency gain/loss into the statement of income, the unrealized foreign currency gain/loss arising in each subsequent quarter should have been recognized in the statement of income. Accordingly, this error correction for unrealized foreign currency gains/losses impacted each of the first three quarters of 2005. For the three and six months ended June 30, 2005, the unrealized foreign currency adjustment amounted to a loss of $694,000 and $757,000, respectively.

The following table reconciles the Company’s statements of operations for the three and six months ended June 30, 2005 as previously reported with the statements of operations as adjusted for the foreign currency translation items noted above and for the reclassification of Alpine Village, Summercreek Apartments, and Wellington Estates to continuing operations:

	Restated Statement of Operations for the three months ended June 30, 2005
	As Previously Reported	Translation Adjustment	As Restated in Form 10-K	Reclassification Adjustments	As Reclassified in Form 10-Q

Revenues	$1,162,000	$—	$1,162,000	$875,000	$2,037,000
Costs and expenses	2,363,000	—	2,363,000	644,000	3,007,000
Loss from operations	(1,201,000)	—	(1,201,000)	231,000	(970,000)
Other income	209,000	—	209,000	—	209,000
Interest expense	(259,000)	—	(259,000)	(212,000)	(471,000)
Loss before benefit for income taxes	(1,251,000)	—	(1,251,000)	19,000	(1,232,000)
Income tax benefit	(505,000)	—	(505,000)	8,000	(497,000)
Loss from continuing operations	(746,000)	—	(746,000)	11,000	(735,000)
Discontinued operations - Real estate	(58,000)	—	(58,000)	(11,000)	(69,000)
Discontinued operations - Oil and gas	162,000	(694,000)	(532,000)	—	(532,000)
Net loss	$(642,000)	$(694,000)	$(1,336,000)	$—	$(1,336,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.09)	$—	$(0.09)	$—	$(0.09)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	(0.01)		(0.01)	—	(0.01)
Discontinued operations - Oil and gas	0.02	(0.09)	(0.07)	—	(0.07)
Net loss applicable to common stockholders	$(0.08)	$(0.09)	$(0.17)	$—	$(0.17)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.09)	$—	$(0.09)	$—	$(0.09)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	(0.01)		(0.01)	—	(0.01)
Discontinued operations - Oil and gas	0.02	(0.09)	(0.07)	—	(0.07)
Net loss applicable to common stockholders	$(0.08)	$(0.09)	$(0.17)	$—	$(0.17)

	Restated Statement of Operations for the six months ended June 30, 2005
	As Previously Reported	Translation Adjustment	As Restated in Form 10-K	Reclassification Adjustments	As Reclassified in Form 10-Q

Revenues	$2,296,000	$—	$2,296,000	$1,738,000	$4,034,000
Costs and expenses	3,672,000	—	3,672,000	1,274,000	4,946,000
Loss from operations	(1,376,000)	—	(1,376,000)	464,000	(912,000)
Other income	1,127,000	—	1,127,000	—	1,127,000
Interest expense	(517,000)	—	(517,000)	(421,000)	(938,000)
Loss before benefit for income taxes	(766,000)	—	(766,000)	43,000	(723,000)
Income tax benefit	(335,000)	—	(335,000)	17,000	(318,000)
Loss from continuing operations	(431,000)	—	(431,000)	26,000	(405,000)
Discontinued operations - Real estate	(28,000)	—	(28,000)	(26,000)	(54,000)
Discontinued operations - Oil and gas	135,000	(757,000)	(622,000)	—	(622,000)
Net loss	$(324,000)	$(757,000)	$(1,081,000)	$—	$(1,081,000)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.05)	$—	$(0.05)	$—	$(0.05)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	(0.01)		(0.01)	—	(0.01)
Discontinued operations - Oil and gas	0.02	(0.10)	(0.08)	—	(0.08)
Net loss applicable to common stockholders	$(0.04)	$(0.10)	$(0.14)	$—	$(0.14)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.05)	$—	$(0.05)	$—	$(0.05)
Income (loss) from discontinued operations -
Discontinued operations - Real estate	(0.01)		(0.01)	—	(0.01)
Discontinued operations - Oil and gas	0.02	(0.10)	(0.08)	—	(0.08)
Net loss applicable to common stockholders	$(0.04)	$(0.10)	$(0.14)	$—	$(0.14)

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

The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $25,000 and $46,000 for the three and six months ended June 30, 2006, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings per share for the three and six months ended June 30, 2006 was not material to the financial statements.

For the three and six months ended June 30, 2005, the Company accounted for stock options in accordance with the provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, no compensation expense was recognized in the statement of operations for stock option plans for any period in 2005.

The pro forma impact of expensing stock options for the three and six months ended June 30, 2005 was insignificant to both reported net income and earnings per share. Under the provisions of the 2004 Non-Employee Directors Stock Option Plan, 25,000 stock options were granted during each of the three months ended June 30, 2006 and 2005 to non-employee directors. The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

	June 30, 2006	June 30, 2005

Weighted average market price	$9.20	$7.20
Risk free interest rate	5.03%	3.87%
Volatility	18.9%	40.3%
Dividend yield	—%	—%
Expected option life	5 years	5 years

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

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenue, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net loss from continuing operations for each of the three and six month periods ended June 30, 2006 and 2005. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended June 30,
	2006	2005
Real estate revenue:
Residential	$1,883,000	$1,711,000
Commercial	351,000	326,000
Totals	$2,234,000	$2,037,000

Real estate operating expenses:
Residential	$1,080,000	$960,000
Commercial	153,000	129,000
Totals	$1,233,000	$1,089,000

Net operating income (“NOI”):
Residential	$803,000	$751,000
Commercial	198,000	197,000
Totals	$1,001,000	$948,000

Capital improvements:
Residential	$279,000	$200,000
Commercial	274,000	43,000
Totals	$553,000	$243,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$1,001,000	$948,000
Total other income, including net investment income	302,000	209,000
Depreciation expense	(922,000)	(324,000)
General and administrative expense	(840,000)	(1,594,000)
Interest expense	(472,000)	(471,000)
Income tax benefit	323,000	497,000

Loss from continuing operations	$(608,000)	$(735,000)

	Six Months Ended June 30,
	2006	2005
Real estate revenue:
Residential	$3,671,000	$3,400,000
Commercial	672,000	634,000
Totals	$4,343,000	$4,034,000

Real estate operating expenses:
Residential	$2,154,000	$1,889,000
Commercial	291,000	263,000
Totals	$2,445,000	$2,152,000

Net operating income (“NOI”):
Residential	$1,517,000	$1,511,000
Commercial	381,000	371,000
Totals	$1,898,000	$1,882,000

Capital improvements:
Residential	$420,000	$340,000
Commercial	351,000	89,000
Totals	$771,000	$429,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$1,898,000	$1,882,000
Total other income, including net investment income	557,000	1,127,000
Depreciation expense	(1,146,000)	(694,000)
General and administrative expense	(1,352,000)	(2,100,000)
Interest expense	(926,000)	(938,000)
Income tax benefit	394,000	318,000

Loss from continuing operations	$(575,000)	$(405,000)

3.	COMPREHENSIVE INCOME

Comprehensive income for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Net loss	$(929,000)	$(1,336,000)
Other comprehensive income (loss) net of taxes:
Change in unrealized gain on marketable securities	26,000	(76,000)

Comprehensive loss	$(903,000)	$(1,412,000)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)	(Unaudited)

Net income (loss)	$2,495,000	$(1,081,000)
Other comprehensive loss net of taxes:
Change in unrealized gain/loss on marketable securities - Reclassification adjustment for gains on marketable securities sold, net of tax of $(53,000) in 2005	—	(76,000)
Change in unrealized gain on marketable securities	(88,000)	(201,000)
Other comprehensive loss	(88,000)	(277,000)

Comprehensive income (loss)	$2,407,000	$(1,358,000)

Changes in the components of Accumulated Other Comprehensive Income (Loss) are solely attributable to unrealized gains (losses) on marketable equity securities. For the six months ended June 30, 2006 and the year ended December 31, 2005, the changes in Accumulated Other Comprehensive Income (Loss) are as follows-

Accumulated Other Comprehensive Income (Loss)

BALANCE, December 31, 2004	$564,000
Change for the year ended December 31, 2005	(420,000)
BALANCE, December 31, 2005	144,000
Change for the six months ended June 30, 2006	(88,000)

BALANCE, June 30, 2006	$56,000

4.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share-

	Three Months Ended June 30,
	2006	2005
Numerator-
Net loss	$(929,000)	$(1,336,000)

Denominator-
Weighted average common shares outstanding - Basic	7,882,333	7,876,382
Incremental shares from assumed conversions of stock options	—	—
Weighted average common shares outstanding - Diluted	7,882,333	7,876,382

Basic and diluted loss per share	$(0.12)	$(0.17)

	Six Months Ended June 30,
	2006	2005
Numerator-
Net income (loss)	$2,495,000	$(1,081,000)

Denominator-
Weighted average common shares outstanding - Basic	7,868,263	7,871,845
Incremental shares from assumed conversions of stock options	47,561	—
Weighted average common shares outstanding - Diluted	7,915,824	7,871,845

Basic earnings per share	$0.32	$(0.14)

Diluted earnings per share	$0.32	$(0.14)

The incremental shares from the assumed exercise of stock options are not included in computing the diluted per-share amounts because of the net losses reported for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2005. The inclusion of the incremental shares in the calculation would have been anti-dilutive. These potentially dilutive securities amounted to 32,831 shares, 105,862 shares and 94,448 shares, respectively, for the three months ended June 30, 2006 and 2005 and for the six months ended June 30, 2005.

5.	COMMITMENTS AND CONTINGENCIES

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through June 30, 2006, the Company had purchased 137,601 shares under this program at an approximate cost of $1,014,000 or $7.37 per share, with 51,589 shares and 52,385 shares being purchased during the three and six months ended June 30, 2006, respectively.

In June 2006, the Company’s Board of Directors approved an extension of the Stockholder Protection Rights Plan (the “Rights Plan”). The extension is for a one year period where at the end of this period, the Board of Directors may approve an additional one year extension through a vote of the independent members of the Board. Any further extension of the Rights Plan would require a vote of the Company’s stockholders.

The Rights Plan was adopted by the Company’s Board of Directors in June 1996. The Rights Plan provides for issuance of one Right for each share of common stock outstanding as of July 6, 1996. The Rights are separable from and exercisable upon the occurrence of certain triggering events involving the acquisition of at least 15% (or, in the case of certain existing stockholders, 25%) of the Company’s common stock by an individual or group, as defined in the Rights Plan (an “Acquiring Person”) and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

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

As of June 30, 2006 and 2005, 7,892,544 and 7,854,541, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of June 30, 2006 and 2005, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

6.	STOCK OPTION PLANS

In June 2004, the Company’s stockholders approved the 2004 Stock Option and Incentive Plan (the “2004 Plan”). The purpose of the 2004 Plan is to encourage stock ownership by key employees and consultants of the Company, to provide additional incentive for them to promote the successful business operations of the Company, to encourage them to continue providing services to the Company, and to attract new employees and consultants to the Company. Awards under the 2004 Plan may be granted in any one or all of the following forms, as those terms are defined under the 2004 Plan: (i) incentive stock options; (ii) non-qualified stock options; (iii) stock appreciation rights; (iv) restricted shares of common stock; (v) performance shares; (vi) performance units; and (vii) unrestricted shares of common stock. The maximum aggregate number of shares of common stock available for award under the 2004 Plan is 600,000, subject to adjustment under the terms of the 2004 Plan. As of June 30, 2006, 118,676 shares of stock had been granted to employees and significant vendors under the 2004 Plan, of which 52,076 shares had restrictions under which the employee’s right to receive these restricted shares vest serially over a three-year period. During the three and six months ended June 30, 2006, the Company issued 2,500 restricted shares of common stock under the 2004 Plan and recognized compensation expense of approximately $25,000 and $52,000, respectively, related to shares issued under the 2004 Plan.

At a meeting of the Compensation Committee of the Board of Directors on April 26, 2006, stock-based incentive compensation awards for the year 2005 were approved for the Chairman and Chief Executive Officer and the President and Chief Operating Officer of Wilshire. The Chairman was awarded 12,837 fully vested shares of the Company’s common stock with a grant date market value of $104,622 under the Company’s 2004 Incentive Compensation Plan. The President was awarded 9,628 fully vested shares of the Company’s common stock with a grant date market value of $78,469 under the Company’s 2004 Incentive Compensation Plan.

In June 2004, the Company’s stockholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Director Plan”). The purpose of the 2004 Director Plan is to attract qualified personnel to accept positions of responsibility as directors of the Company, to provide incentives for persons to remain on the Board and to induce such persons to maximize the Company’s performance during the terms of their options. Only non-qualified stock options may be granted under the 2004 Director Plan. The maximum aggregate number of shares of common stock available for grant under the 2004 Director Plan is 150,000, subject to adjustment under the terms of the 2004 Director Plan. Upon adoption of the 2004 Director Plan, each non-employee director was granted 10,000 options to purchase common shares of the Company. As of June 30, 2006, 100,000 options had been granted at market value under the 2004 Director Plan.

The Company had granted stock option awards to employees and non-employee directors under the Company’s 1995 Stock Option and Incentive Plan and the 1995 Non-Employee Director Stock Option Plan. The fair value of each option award has been estimated on the date of grant using the Black Scholes option pricing model. This model takes into account the following grant date assumptions: volatility of the Company’s stock price, expected dividends, the current market price of the stock and the risk-free interest rate. These awards vest over five years of continuous service and have ten-year contractual terms. The expense associated with these stock options is being amortized over the five-year vesting period. The expense associated with stock options granted under the 2004 Director Plan is being amortized over a four year vesting period. Total expense related to stock options amounted to $25,000 for the three months ended June 30, 2006 and $46,000 for the six months ended June 30, 2006. No additional awards may be granted under the 1995 Plans.

A summary of option activity under the 1995 and 2004 Plans and changes during the six months ended June 30, 2006 is presented below:

Options	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	160,450	$4.97

Granted	25,000	9.20

Exercised	(65,450)	4.43

Forfeit or expired	—	—

Outstanding at June 30, 2006	120,000	$6.15	8.0	$—

Exercisable at June 30, 2006	26,250	$5.80	4.9	$9,000

A summary of the status of Wilshire’s nonvested shares, consisting of awards of restricted shares of common stock, as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2006	48,066	$6.36

Granted	2,500	9.39

Vested	(14,800)	6.30

Forfeited	—	—

Nonvested at June 30, 2006	35,766	$6.59

As of June 30, 2006, there was $391,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted average period of two years.

7.	MORTGAGE RECEIVABLE

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the six months ended June 30, 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

8.	THE VILLAGE AT GATEWAY PAVILIONS

On May 3, 2006, the agreement for the purchase and sale of The Village at Gateway Pavilions in Avondale, Arizona dated as of July 29, 2005 (as amended and assigned) between Avondale Multi-Family Limited Partnership and Biltmore Club Apartments, L.L.C. was terminated due to a failure to agree upon final business terms. The Company had paid $500,000 in deposits for this transaction, of which $250,000 was being held in escrow and was returned to the Company with approximately $6,000 of interest. In addition, the Company had incurred transaction costs of approximately $137,000, which was recorded as expense in the three months ended June 30, 2006.

9.	SUBSEQUENT EVENT

On July 6, 2006, the Company entered into an agreement with Investors Lending Center, LLC to sell its Twelve Oaks, Georgia, residential apartment complex for $2.2 million. The agreement is subject to usual and customary conditions, including due diligence and an earnest money deposit of $25,000, which will increase to $100,000 at the end of the 30-day due diligence period. It is anticipated that the closing of this transaction will take place in late August / early September 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005 and the Company’s financial condition as of June 30, 2006. It is presumed that readers have read or have access to Wilshire’s 2005 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended June 30, 2006 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including the Company’s projections regarding revenues from continuing operations in its residential segment, the Company’s statements regarding its working capital and other cash needs and its liquidity position, the Company’s statements regarding the anticipated closing of a sale of real estate in Georgia, and the Company’s statements regarding future mortgage refinancings. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy.

Restatement and Reclassification of Financial Statements

The condensed consolidated statements of operations for the three and six months ended June 30, 2005 have been restated from amounts previously disclosed. See Note 1 to the condensed consolidated financial statements for a discussion of the restatements.

Overview

Net loss for the three months ended June 30, 2006 amounted to $929,000 or $0.12 per diluted share, an improvement of $407,000 from the loss of $1,336,000 or $0.17 per diluted share reported for the three months ended June 30, 2005. For the six months ended June 30, 2006 the Company achieved net income of $2,495,000 or $0.32 per diluted share, compared with a net loss of $1,081,000 or $0.14 per diluted share for the six months ended June 30, 2005. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the operation of the oil and gas businesses.

During the six months ended June 30, 2006, the Company sold the following real estate assets:

●
In January 2006, the Company closed on the sales of its triple net lease on a bank branch building in Rutherford, New Jersey and 41 of its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $1,602,500 and $6,904,500, respectively.

●	In March 2006, the Company closed on the sale of the one remaining condominium unit, which had a comprehensive interior upgrade prior to the sale, at Galsworthy Arms for gross proceeds of $292,000.

●
On May 4, 2006, the Company closed on the sale of the Wilshire Grand Hotel. The Wilshire Grand Hotel was owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C. The hotel was sold for gross proceeds of $12.8 million, including adjustments to the purchase price for fees extending the closing date. The Company received approximately $6.0 million of proceeds from this transaction, including repayment of debt, and after payment of closing costs and providing for taxes the Company realized a gain in the second quarter 2006 of approximately $239,000.

After payment of closing costs and providing for taxes, in the aggregate the Company realized net gains from sales of $239,000 and $3,852,000 from these transactions in the three and six months ended June 30, 2006, respectively. This gain was included in the statements of operations in discontinued operations - real estate - gain from sales.

During the six months ended June 30, 2005, the Company sold the following real estate assets:

●	In January 2005, the Company sold one upgraded 2-bedroom condominium unit at Galsworthy Arms for gross proceeds of $270,000.

●	In May 2005, the Company sold one 1-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000.

After payment of closing costs and providing for taxes, in the aggregate the Company realized net gains from sales in the three and six months ended June 30, 2005 of $90,000 and $221,000, respectively, from these transactions. This gain was included in the statements of operations in discontinued operations - real estate - gain from sales.

Also during the six months ended June 30, 2005, the Company settled a mortgage receivable that had a gross carrying value of $1,165,000 and $727,000 of unearned income as of December 31, 2004 for $1,100,000 in cash. Security for the mortgage was a first lien on in excess of 100 condominium units in two contiguous buildings located in Jersey City, New Jersey As a result of this transaction, the Company recognized an after tax gain of approximately $400,000 in the first quarter of 2005 that was included in income from continuing operations.

During the three months ended June 30, 2006 and 2005, respectively, the Company recorded losses, net of taxes from its oil and gas businesses of $347,000 and $532,000, respectively. During the six months ended June 30, 2006 and 2005, respectively, the Company recorded losses, net of taxes from its oil and gas businesses of $500,000 and $622,000, respectively. The net losses from operating the oil and gas business during all periods resulted primarily from the recognition of unrealized foreign currency translation losses and the payment of professional fees related to the winding-up of the Company’s affairs in Canada. The losses in both 2005 periods was partially offset by interest income earned on the proceeds from the sale of the Canadian oil and gas business in April 2004 and adjustments to tax liability accounts.

The following table presents the increases (decreases) in each major statement of operations category for the three and six months ended June 30, 2006 and 2005, respectively. The following discussion of “Results of Operations references these increases (decreases).

Income (Decrease) in Consolidated Statements of Operations Categories for the periods:

	Three months ended June.30, 2006 v. June 30, 2005		Six months ended June 30, 2006 v. June 30, 2005
	Amount ($)%		Amount ($)%

Revenues	$197,000	9.7	$309,000	7.7

Costs and Expenses
Operating expenses	144,000	13.2	293,000	13.6
Depreciation expense	598,000	184.6	452,000	65.1
General and administrative	(754,000)	(47.3)	(748,000)	(35.6)
Total costs and expenses	(12,000)	(0.4)	(3,000)	(0.1)

Loss from Operations	209,000	(21.5)	312,000	(34.2)

Other Income
Dividend and interest income	115,000	62.2	265,000	92.3
Gain on sale of marketable securities	—	—	(134,000)	(100.0)
Gain on sale of real estate and real estate related assets	—	—	(675,000)	(100.0)
Other income	(22,000)	(91.7)	(26,000)	(83.9)

Interest Expense	(1,000)	0.2	12,000	(1.3)

Loss Before Income Taxes	301,000	(24.4)	(246,000)	34.0

Income Tax Benefit	174,000	(35.0)	(76,000)	23.9

Loss from Continuing Operations	127,000	(17.3)	(170,000)	42.0

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(54,000)	34.0	(7,000)	2.5
Gain from sales	149,000	165.6	3,631,000	1,643.0

Discontinued Operations - Oil & Gas, Net of Taxes
Loss from operations	185,000	(34.8)	122,000	(19.6)

Net Income (Loss)	$407,000	(30.5)	$3,576,000	(330.8)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.02	(22.2)	$(0.02)	40.0
Income from discontinued operations	0.03	37.5	0.48	533.3
Net income (loss) applicable to common shareholders	$0.05	(29.4)	$0.46	(328.6)

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.02	(22.2)	$(0.02)	40.0
Income from discontinued operations	0.03	37.5	0.48	533.3
Net income (loss) applicable to common shareholders	$0.05	(29.4)	$0.46	(328.6)

Results of Operations

Three Months Ended June 30, 2006 (“Q2 2006”) Compared with Three Months Ended June 30, 2005 (“Q2 2005”)

Continuing Operations:

Loss from continuing operations amounted to $608,000 in Q2 2006 compared with a loss of $735,000 in Q2 2005. Results per diluted share from continuing operations amounted to $(0.07) in Q2 2006 and $(0.09) in Q2 2005. The 2006 period included the following charges to expense:

●
An increase in depreciation expense of $687,000 before taxes ($415,000 after taxes) related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas, and Wellington Estates, Texas, into continuing operations from discontinued operations.

●	$381,000 of before tax charges, net of interest income earned ($230,000 after taxes), related to the failure to close the proposed purchase of The Village at Gateway Pavilions, Avondale, Arizona.

The 2005 period included an approximate $600,000 after tax (approximately $1,029,000 before taxes) charge to expense related to the termination of the employment contract with the former President of the Company and the purchase by the Company of 300,000 shares of stock that the former President acquired through the exercise of his 300,000 stock options.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Total
	3 months ended June 30		Increase (Decrease)		3 months ended June 30		Increase (Decrease)		3 months ended June 30		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%	2006	2005	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$1,883	$1,711	$172	10.1	$351	$326	$25	7.7	$2,234	$2,037	$197	9.7
Operating expenses	1,080	960	120	12.5	153	129	24	18.6	1,233	1,089	144	13.2
Net operating income	$803	$751	$52	6.9	$198	$197	$1	0.5	$1,001	$948	$53	5.6

Reconciliation to consolidated income from continuing operations:
Net operating income									$1,001	$948
Depreciation expense									(922)	(324)
General and administrative expenses									(840)	(1,594)
Other income									302	209
Interest expense									(472)	(471)
Income tax benefit									323	497

Income (loss) from continuing operations									$(608)	$(735)

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

Residential Segment

Q2 2006 revenues, as compared to Q2 2005 revenues, increased $172,000 or 10.1% to $1,883,000 and operating expenses increased $120,000 or 12.5% to $1,080,000. The increase in revenues was primarily attributable to the Company’s Arizona and Texas apartment complexes, which have experienced an increase in occupancy and have also been able to raise rental rates per unit. These results were partly offset by a decrease in revenue at Alpine Village Apartments, New Jersey, which experienced a modest decline in revenues in Q2 2006 coincident with the property manager’s leaving and a replacement being hired. Since the new property manager has been in place, the vacancy rate has been reduced and revenues are expected to show an increase in the third quarter 2006.

The increase in operating expense in Q2 2006 over Q2 2005 was related to all residential properties, consisting of higher labor costs and increased marketing and maintenance expenses to attract tenants. In addition, the properties have experienced higher utility costs related to the higher price of oil.

Commercial Segment

Q2 2006 revenues, as compared to Q2 2005 revenues, increased $25,000 or 7.7% to $351,000 and operating expenses increased $24,000 or 18.6% to $153,000. The revenue increase was primarily attributable to a $20,000 increase in revenue at Tempe Corporate Center (Arizona). Tempe Corporate Center has benefited from improved leasing activity in 2005 which has resulted in improved financial performance in 2006. In addition, during Q2 2006, a new tenant joined the property.

The increase in operating expenses is also primarily related to Tempe Corporate Center and is related to the increased leasing activity and refurbishment and maintenance activities taking place at the property. In addition, utility costs have increased due to the higher price of oil.

Depreciation expense amounted to $922,000 in Q2 2006, an increase of $598,000 from $324,000 in Q2 2005. Q2 2006 depreciation expense includes a charge of $687,000 related to the reclassification of Alpine Village Apartments, Summercreek Apartments, and Wellington Estates into continuing operations from discontinued operations. Depreciation expense is not part of the operating expenses included in the preceding table and discussion.

General and administrative expense decreased $754,000, or 47.3%, to $840,000 in Q2 2006 from $1,594,000 in Q2 2005. This decrease in general and administrative expense is primarily related to the inclusion in Q2 2005 of a $1,029,000 charge to expense related to the termination of the employment contract with the former President of the Company and the purchase by the Company of 300,000 shares of stock that the former President acquired through the exercise of his 300,000 stock options. This decrease in general and administrative expense was partly offset by the inclusion in Q2 2006 of $387,000 of charges related to the failure to close the proposed purchase of The Village at Gateway Pavilions, Avondale, Arizona, consisting of legal fees of $137,000 and forfeiture of $250,000 of the original $500,000 deposit. In addition, incentive compensation expense and stock compensation expense were reduced in Q2 2006 compared to Q2 2005.

Other income increased $93,000 to $302,000 in the 2006 quarter from $209,000 in the 2005 quarter. The increase is primarily related to a higher level of interest income earned on the investable funds generated from the sales of real estate properties in December 2005 and January 2006.

Interest expense was basically unchanged between Q2 2006 and Q2 2005.

The benefit for income taxes amounted to $323,000 in Q2 2006 and $497,000 in Q2 2005. The change in the benefit for income taxes is related to the level of income from continuing operations in Q2 2006 compared to Q2 2005 and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $26,000 in Q2 2006 and a net loss of $69,000 in Q2 2005. The income in Q2 2006 reflects the sale of the Wilshire Grand Hotel for gross proceeds of $12.8 million that resulted in an after tax gain of $239,000. In Q2 2005, the Company sold one 1-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000 that netted an after-tax gain of $90,000.

The loss from operating properties classified as discontinued operations increased to a loss of $213,000 in Q2 2006 compared to a loss of $159,000 in Q2 2005. The increase in the operating loss resulted from the sale of Biltmore Club Apartments in December 2005, the sale of the Rutherford bank branch triple net lease in January 2006 and the sale of the Galsworthy Arms condominiums in January and March 2006, all properties that had been positive contributors to operating income. These positive contributors to operating income were partly replaced by improved results from Twelve Oaks Apartments (Georgia), Wilshire Grand Hotel (New Jersey), and Amboy Towers (an office building in New Jersey) due to improved occupancy.

Oil and Gas

During Q2 2006 and Q2 2005, respectively, the Company recorded losses from operating its former oil and gas business, net of taxes, of $347,000 and $532,000, respectively. The net loss from operating the oil and gas business in both periods includes unrealized foreign currency translation losses of $351,000 in 2006 and $694,000 in 2005. In Q2 2005 the unrealized foreign currency translation loss was partly offset by positive adjustments to tax accruals and taxable interest income earned on funds obtained from the sale of the Canadian oil and gas business in 2004.

Six Months Ended June 30, 2006 (“YTD 2006”) Compared with Six Months Ended June 30, 2005 (“YTD 2005”)

Continuing Operations:

Loss from continuing operations amounted to $475,000 in YTD 2006 compared with a loss of $405,000 in YTD 2005. Results per diluted share from continuing operations amounted to $(0.06) in YTD 2006 and $(0.05) in YTD 2005. The 2006 period included the following charges to expense:

●
An increase in depreciation expense of $687,000 before taxes ($415,000 after taxes) related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas, and Wellington Estates, Texas, into continuing operations from discontinued operations.

●	$381,000 of before tax charges, net of interest income earned ($230,000 after taxes), related to the failure to close the proposed purchase of The Village at Gateway Pavilions, Avondale, Arizona.

The 2005 period included an approximate $600,000 after tax (approximately $1,029,000 before taxes) charge to expense related to the termination of the employment contract with the former President of the Company and the purchase by the Company of 300,000 shares of stock that the former President acquired through the exercise of his 300,000 stock options.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Total
	6 months ended June 30		Increase (Decrease)		6 months ended June 30		Increase (Decrease)		6 months ended June 30		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%	2006	2005	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$3,671	$3,400	$271	8.0	$672	$634	$38	6.0	$4,343	$4,034	$309	7.7
Operating expenses	2,154	1,889	265	14.0	291	263	28	10.6	2,445	2,152	293	13.6
Net operating income	$1,517	$1,511	$6	0.4	$381	$371	$10	2.7	$1,898	$1,882	$16	0.9

Reconciliation to consolidated income from continuing operations:
Net operating income									$1,898	$1,882
Depreciation expense									(1,146)	(694)
General and administrative expenses									(1,352)	(2,100)
Other income									557	1,127
Interest expense									(926)	(938)
Income tax benefit									394	318

Income (loss) from continuing operations									$(575)	$(405)

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

Residential Segment

YTD 2006 revenues, as compared to YTD 2005 revenues, increased $271,000 or 8.0% to $3,671,000 and operating expenses increased $265,000 or 14.0% to $2,154,000. The increase in revenues was primarily attributable to the Company’s Arizona and Texas apartment complexes, which have experienced an increase in occupancy and have also been able to raise rental rates per unit. These results were partly offset by a decrease in revenue at Alpine Village Apartments, New Jersey, which experienced a modest decline in revenues in YTD 2006 coincident with the property manager’s leaving and a replacement being hired. Since the new property manager has been in place, the vacancy rate has been reduced and revenues are expected to show an increase in the third quarter 2006.

The increase in operating expense in YTD 2006 over YTD 2005 was related to all residential properties, comprised of higher labor costs and increased marketing and maintenance expenses to attract tenants. In addition, the properties have experienced higher utility costs related to the higher price of oil.

Commercial Segment

YTD 2006 revenues, as compared to YTD 2005 revenues, increased $38,000 or 6.0% to $672,000 and operating expenses increased $28,000 or 10.6% to $291,000. The revenue increase was primarily attributable to a $46,000 increase in revenue at Tempe Corporate Center (Arizona). Tempe Corporate Center has benefited from improved leasing activity in 2005 which has resulted in improved financial performance in 2006. In addition, during YTD 2006, a new tenant joined the property.

An $8,000 decline in revenues at Royal Mall Plaza partly offset the aforementioned revenue increase. The revenue decrease was related to one tenant moving out during YTD 2006. This vacant space has since been leased to a new tenant.

The increase in operating expenses is also primarily related to Tempe Corporate Center and is related to the increased leasing activity and refurbishment and maintenance activities taking place at the property. In addition, utility costs have increased due to the higher price of oil.

Depreciation expense amounted to $1,146,000 in YTD 2006, an increase of $452,000 from $694,000 in YTD 2005. YTD 2006 depreciation expense includes a charge of $687,000 related to the reclassification of Alpine Village Apartments, Summercreek Apartments, and Wellington Estates into continuing operations from discontinued operations. Depreciation expense is not part of the operating expenses included in the preceding table and discussion.

General and administrative expense decreased $748,000, or 35.6%, to $1,352,000 in YTD 2006 from $2,100,000 in YTD 2005. This decrease in general and administrative expense is primarily related to the inclusion in YTD 2005 of a $1,029,000 charge to expense related to the termination of the employment contract with the former President of the Company and the purchase by the Company of 300,000 shares of stock that the former President acquired through the exercise of his 300,000 stock options. This decrease in general and administrative expense was partly offset by the inclusion in YTD 2006 of $387,000 of charges related to the failure to close the proposed purchase of The Village at Gateway Pavilions, Avondale, Arizona, consisting of legal fees of $137,000 and forfeiture of $250,000 of the original $500,000 deposit. In addition, incentive compensation expense was reduced in YTD 2006 compared to YTD 2005.

Other income decreased $570,000 to $557,000 in YTD 2006 from $1,127,000 in YTD 2005. The decrease is primarily related to gains realized in the 2005 period from the sale of marketable equity securities ($134,000) and the settlement of a mortgage note receivable ($675,000), partly offset by a higher level of interest income earned on the investable funds generated from the sales of real estate properties in December 2005 and January 2006.

Interest expense was basically unchanged between YTD 2006 and YTD 2005, reflecting normal mortgage amortization payments.

The benefit for income taxes amounted to $394,000 in YTD 2006 and $318,000 in YTD 2005. The change in the benefit for income taxes is related to the level of income from continuing operations in YTD 2006 compared to YTD 2005 and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $3,570,000 in YTD 2006 and a net loss of $54,000 in YTD 2005. The income in YTD 2006 reflects the following sales of real estate properties:

●
In January 2006, the Company closed on the previously announced sales of its triple net lease on a bank branch building in Rutherford, New Jersey and 41 of its 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $1,602,500 and $6,904,500, respectively.

●	In March 2006, the Company closed on the sale of the one remaining condominium unit, which had a comprehensive interior upgrade prior to the sale, at Galsworthy Arms for gross proceeds of $292,000.

●
On May 4, 2006, the Company closed on the previously announced sale of the Wilshire Grand Hotel. The Wilshire Grand Hotel was owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C. The hotel was sold for gross proceeds of $12.8 million, including adjustments to the purchase price for fees extending the closing date. The Company received approximately $6.0 million of proceeds from this transaction, including repayment of debt.

In YTD 2005, the Company sold the following real estate properties:

●	In January 2005, the Company sold one upgraded 2-bedroom condominium unit at Galsworthy Arms for gross proceeds of $270,000.

●	In May 2005, the Company sold one 1-bedroom condominium unit at Galsworthy Arms for gross proceeds of $240,000.

The loss from operating properties classified as discontinued operations increased modestly to a loss of $282,000 in YTD 2006 compared to a loss of $275,000 in YTD 2005. The increase in the operating loss resulted from the sale of Biltmore Club Apartments in December 2005, the sale of the Rutherford bank branch triple net lease in January 2006 and the sale of the Galsworthy Arms condominiums in January and March 2006, all properties that had been positive contributors to operating income. These positive contributors to operating income were partly replaced by improved results from Twelve Oaks Apartments (Georgia), Wilshire Grand Hotel (New Jersey), and Amboy Towers (an office building in New Jersey) due to improved occupancy.

Oil and Gas

During YTD 2006 and YTD 2005, respectively, the Company recorded losses from operating its former oil and gas business, net of taxes, of $500,000 and $622,000, respectively. The net loss from operating the oil and gas business in both periods includes unrealized foreign currency translation losses of $456,000 in YTD 2006 and $757,000 in YTD 2005. The balance of the net loss in YTD 2006 is primarily related to the payment of professional fees related to the winding up of the Company’s business in Canada. In YTD 2005 the unrealized foreign currency translation loss was partly offset by positive adjustments to tax accruals and taxable interest income earned on funds obtained from the sale of the Canadian oil and gas business in 2004.

Liquidity and Capital Resources

At June 30, 2006, the Company had working capital, including restricted cash classified in the balance sheet as noncurrent assets, of $15.9 million, compared to working capital of $37.0 million at December 31, 2005. The decrease reflects the payment of a special distribution on June 29, 2006 to shareholders of $3.00 per share ($23.7 million), the repayment of $2.3 million of mortgage debt related to the properties sold and normal monthly mortgage debt amortization payments and the payment of $7.6 million for income taxes due based upon 2005 operating results and 2006 estimated results. These negative factors were partly offset by the receipt of approximately $11.8 million, net, from the sale of the Rutherford, New Jersey bank branch building, the sale of 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, and the sale of the Wilshire Grand Hotel.

The Company has $19.5 million of cash and cash equivalents, restricted cash and short-term marketable debt and equity securities at June 30, 2006. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, marketable and money market funds, marketable equity securities and funds held in escrow by qualified intermediaries for Section 1031 exchange transactions. The Company estimates that it has special cash requirements of approximately $2.3 million of income and withholding taxes remaining to be paid relating to the sale of the oil and gas business, including U.S. income taxes and Canadian withholding taxes on the repatriation of earnings from its Canadian subsidiary. Of this amount, approximately $2.1 million relate to U.S. income taxes that will be paid in the third quarter of 2006 when the Company files its consolidated Federal income tax return. After considering these tax payments, Wilshire expects to have $17.2 million of cash and cash equivalents for working capital and other purposes. Of this amount, approximately $5.9 million is held in an escrow account for a Section 1031 exchange. (The escrow account was released to Wilshire in July 2006.) In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

The Company continues to explore opportunities to invest in its existing real estate properties to enhance value and is investigating corporate and real estate property transactions, both as buyer and seller, as they arise. The Company has also announced that later this year it intends to undertake an aggressive exploration of opportunities to sell or merge its business. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. Management considers its liquidity position adequate to fulfill the Company’s current business objectives.

Net cash used in operating activities amounted to $7.6 million in YTD 2006 and $5.8 million in YTD 2005. The YTD 2006 use of cash resulted from net income of $2.5 million offset by the effect of the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. The YTD 2005 use of cash was mainly related to a net loss of $1.1 million, the effect of the sales of real estate and real estate related assets and changes in other current asset and liability and income tax accounts related to normal business activity.

Net cash provided by investing activities amounted to $40.0 million in YTD 2006, while YTD 2005 used $2.5 million of cash. The cash provided by investing activities in YTD 2006 is due mainly to the sale of real estate properties and a decrease in short-term marketable debt securities and restricted cash (related to the payment of the special cash distribution on June 29, 2006), partly offset by capital expenditures on real estate properties. The YTD 2005 use of cash from investing activities is mainly related to the increase in the Company’s short-term marketable debt securities and capital expenditures on real estate properties, partly offset by a decrease in restricted cash.

Net cash used in financing activities amounted to $31.0 million in YTD 2006 and $4.5 million in YTD 2005. The YTD 2006 use of cash reflects the payment of the special cash distribution to stockholders on June 29, 2006, a cash distribution to the non-controlling joint venture partner related to the sale of the Wilshire Grand Hotel, and the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments. The YTD 2005 use of cash reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At June 30, 2006, the Company had purchased 137,601 shares at an aggregate cost of $1,014,000 under this program.

Subsequent Event

On July 6, 2006, the Company entered into an agreement with Investors Lending Center, LLC to sell its Twelve Oaks, Georgia, residential apartment complex for $2.2 million. The agreement is subject to usual and customary conditions, including due diligence and an earnest money deposit of $25,000, which will increase to $100,000 at the end of the 30-day due diligence period. It is anticipated that the closing of this transaction will take place in late August / early September 2006.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At June 30, 2006, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets in April 2004, the Company has cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. Pending the resolution of an ongoing tax examination by the Province of Alberta, the Company intends to repatriate all assets, net of liabilities, of its Canadian subsidiary during 2006.

Long-term debt as of June 30, 2006 and December 31, 2005 consists of the following -

	2006	2005
Mortgage notes payable	$31,421,000	$32,952,000
Note payable	—	400,000
Total debt	31,421,000	33,352,000
Less-current portion (1)	542,000	1,862,000
Long-term portion (2)	$30,879,000	$31,490,000

(1)	Includes mortgage debt associated with discontinued operations of $80,000 in 2006 and $1,408,000 in 2005.
(2)	Includes mortgage debt associated with discontinued operations of $2,264,000 in 2006 and $2,660,000 in 2005.

The aggregate maturities of the long-term debt in each of the five years subsequent to June 30, 2006 and thereafter are -

Year Ended	Amount
June 30, 2007	$542,000
June 30, 2008	573,000
June 30, 2009	608,000
June 30, 2010	4,447,000
June 30, 2011	618,000
Thereafter	24,633,000
$31,421,000

At June 30, 2006, the Company had $31,421,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.15% and an average remaining life of approximately 6.2 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year Ended	Amount
June 30, 2009	$3,865,000
June 30, 2013	23,409,000
$27,274,000

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

(b)
Changes in internal controls over financial reporting. There have been no changes in the company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Actions and Proceedings

The Company is not a party to any actions or proceedings which management believes are reasonably likely to have a material adverse effect upon the Company.

Other Matters

Reference is made to the  disclosures concerning Mercury Real Estate Advisors LLC ("Mercury") contained in Item 1 of the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2006 (the "March 10-Q").   Since the filing of the March 10-Q, Mercury issued two additional letters to Wilshire (one dated Mary 17, 2006 and the other dated June 5, 2006), in which Mercury made certain demands on the Company, and indicated that it wanted to meet with Ms. Izak, the Company's Chairman and CEO, and Eric J. Schmertz, Esq., the Company's presiding director.  The Company's counsel informed Mercury in a letter, dated May 25, 2006, that Ms. Izak and Mr. Schmertz were willing to meet with representatives of Mercury at a mutually convenient time.  A meeting was arranged for June 23, 2006.  However, shortly before the meeting was scheduled to begin, the Company's counsel was informed by Mercury that the Mercury representatives would not be attending the meeting. Mercury has subsequently announced a reduction in its holdings of the Company’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents the total share repurchase activity for the period April 1 through June 30, 2006 under the Board’s authorization. The program, for the repurchase of up to 1,000,000 shares of the Company’s common stock, was announced on June 3, 2004. For the period June 3, 2004 through March 31, 2006, the Company purchased 86,012 shares under this authorization. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs

April 1 – 30, 2006	103	$8.45	103	913,885 common shares
May 1 – 31, 2006	35,424	$8.88	35,424	878,461 common shares
June 1 – 30, 2006	16,062	$8.54	16,062	862,399 common shares

During May and June 2006, the Company repurchased 51,462 common shares from the President of the Company at an average cost of $8.77 per share.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its 2006 Annual Meeting held on May 25, 2006 and the votes cast were as set forth:

(i)	The election of Milton Donnenberg and Sherry Wilzig Izak to serve as directors of the Company for three year terms expiring in 2009. The votes cast were as follow:

	For	Withheld

Milton Donnenberg	5,678,552	1,738,104

Sherry Wilzig Izak	5,676,281	1,740,375

Item 6. Exhibits

Exhibit 3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated December 24, 1983, Certificate of Correction of Restated Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated March 24, 1987, Certificate of Amendment of Restated Certification of Incorporation dated July 29, 1987, Certificate of Amendment of Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated August 20, 1991, and Certificate of Amendment of Restated Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated June 30, 2003

Exhibit 3.2	Certificate of Designations and Terms of Series A Participating Preferred Stock of Wilshire Enterprises, Inc. dated June 22, 2006

Exhibit 10.1	Purchase agreement dated July 5, 2006 between Wilshire Enterprises, Inc. as seller and Investors Lending Center, LLC as purchaser for Twelve Oaks Apartments, 634 Roy Huie Road, Riverdale, Georgia

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: August 11, 2006	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Seth H. Ugelow
Seth H. Ugelow
Chief Financial Officer