Form 10-K
period 2006-12-31
WILSHIRE ENTERPRISES INC
filed 2007-05-01
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $22,160,000.

The number of shares outstanding of each of the registrant’s $1 par value common stock, as of March 30, 2007, was 7,916,248.

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

Wilshire is principally engaged in acquiring, owning and operating real estate properties. As further described below, the Company currently owns multi-family properties, office space, retail space, and land located in the states of Arizona, Texas, Florida and New Jersey.

In July 2003 the Company committed to the sale of its oil and gas operations and to either reinvest the net proceeds in its ongoing real estate business or otherwise utilize the proceeds to maximize shareholder value. During April 2004, the Company completed the sale of its oil and gas operations receiving gross proceeds of $28.1 million. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

•
The Company remains committed to maximizing shareholder value and is continually exploring all possible alternatives to accomplish this goal. On November 7, 2005, Wilshire announced that the Board of Directors would engage an investment bank to conduct a strategic review regarding alternatives to maximize stockholder value. On January 27, 2006, Wilshire announced that Friedman, Billings, Ramsey & Co., Inc. (“FBR”) had been retained to conduct a strategic review regarding alternatives to maximize stockholder value. The Company is seeking to increase the value of its real estate portfolio by implementing improvements to its existing properties, completing the opportunistic divestiture of select real estate assets and possibly acquiring properties. The Company cannot assure investors of any actions or of the timing of potential actions.

•	The Company is actively exploring opportunities to sell or merge its business.

Real Estate Operations

Wilshire is engaged principally in acquiring, owning and operating real estate properties. As of December 31, 2006, Wilshire owned the properties described below:

Name	City	State	Asset Class	Size

Sunrise Ridge	Tucson	AZ	Apartments	340 units
Van Buren	Tucson	AZ	Apartments	70 units
Royal Mall Plaza	Mesa	AZ	Office & retail	66,552 SF
Tempe Corporate	Tempe	AZ	Office	50,700 SF
Tamarac Office Plaza	Tamarac	FL	Office	26,990 SF
Alpine Village	Sussex	NJ	Apartments	132 units
Jefferson Gardens (a)	Jefferson	NJ	Condominiums	18 units
Amboy Tower	Perth Amboy	NJ	Office & Retail	75,000 SF
Alpine Village (c)	Sussex	NJ	Land	0.51 acres
Alpine Village (c)	Wantage	NJ	Land	17.32 acres
Lake Hopatcong (b)	Lake Hopatcong	NJ	Land	1.8 acres
West Orange	West Orange	NJ	Land	0.6 acres
Summercreek	San Antonio	TX	Apartments	180 units
Wellington Estates	San Antonio	TX	Apartments	228 units

(a) The Company closed on the sale of 2 condominium units on January 22, 2007 and February 12, 2007. Gross proceeds related to the 2 units were approximately $339,000 and resulted in an after-tax gain of approximately $139,000.

(b) The Company closed on the sale of the Lake Hopatcong land on February15, 2007 for gross proceeds of $850,000 that resulted in an after-tax gain of approximately $288,000.

(c) Alpine Village land parcels are adjacent to the Alpine Village Apartments.

 Business Strategy

Wilshire’s principal investment objective is to increase the net asset value of its investment portfolio through effective management, growth, financing and investment strategies. Wilshire is currently focused on optimizing the valuation potential and cash flow from many of its assets, repositioning or selling select assets, and potentially acquiring assets in targeted geographic regions. The Company is also focused on increasing long-term growth in cash and cash equivalents generated from operations and cash and cash equivalents available for possible distribution. On May 4, 2006, the Company’s Board of Directors declared a special cash dividend of $3.00 per common share that was paid on June 29, 2006 to stockholders of record on May 25, 2006. In accordance with the American Stock Exchange rules, the ex-dividend date was June 30, 2006. The aggregate dividend amounted to $23,697,000. See Item 5 of this Annual Report on Form 10-K.

As previously announced by the Company, Wilshire believes that part of its ongoing business strategy is to initiate or entertain corporate transaction discussions.

The Company may acquire assets that offer attractive financial returns. In general, it seeks multifamily properties with 200 units or more in geographic regions in which the Company or its contracted property management company (see below) has operations. However, the Company may evaluate other asset classes such as office buildings, senior independent living facilities, retail centers and real estate securities and other geographic regions and may invest in one or more of these asset classes in lieu of a multifamily property.

Divestiture of Assets

The Company divested the following real estate properties in 2006:

Name (State) (asset class)	Date Sold	Selling Price	Net Book Value	Mortgage Value	Taxes Payable on Sale	Net Proceeds (a)

Galsworthy Arms (NJ)
(29 1-bedroom and 12 2-bedroom condominiums)	1/18/2006	$6,905,000	$1,941,000	$835,000	1,854,000	$3,914,000
Rutherford Bank Branch
Triple Net Lease	1/13/2006	$1,603,000	$604,000	$455,000	$373,000	$690,000
Galsworthy Arms (NJ)
(1 2-bedroom condominium)	3/10/2006	$292,000	$34,000	$-	$95,000	$171,000
Wilshire Hotel & Banquet Facility (NJ) (b)	5/4/2006	$12,750,000	$11,585,000	$-	$329,000	$6,037,000
Twelve Oaks Apartment
Complex (GA)	9/14/2006	$2,180,000	$1,305,000	$1,561,000	$289,000	$195,000

(a) Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

(b) The Wilshire Grand Hotel and Banquet Facility was owned by a limited liability company in which the Company owns 50% and is the managing partner. The selling price, net book value, mortgage value and taxes payable on sale presented in the table above represent 100% of the amounts for this transaction. The net proceeds presented in the table above represents the 50% portion that was received by the Company from the sale.

The Company divested the following real estate properties since January 1, 2007:

Name (State) (asset class)	Date Sold	Selling Price	Net Book Value	Mortgage Value	Taxes Payable on Sale	Net Proceeds (a)

Jefferson Gardens (NJ)
(1-bedroom condominium)	1/22/2007	$144,000	$34,000	$10,000	$38,000	$81,000
Jefferson Gardens (NJ)
(2-bedroom condominium)	2/12/2007	$195,000	$50,000	$2,000	$51,000	$128,000
Lake Hopatcong Land (b)
(1.8 acres)	2/15/2007	$850,000	$355,000	$-	$177,000	$648,000

(a) Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

(b) Taxes payable on this property may be deferred as a result of a Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property.

Employees

As of December 31, 2006, the Company had a total of eight full-time employees in its corporate office.

Property Management

Wilshire contracts with a property management company (the “PMC”) located in Phoenix, Arizona to assist in the management of the Company’s properties, including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire’s properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company’s New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions and regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2006 the PMC employed 462 full time and 23 part time people and managed property on behalf of Wilshire in the states of Arizona, Florida, New Jersey, and Texas. To Wilshire’s knowledge, the PMC does not currently own real estate assets for its own investment purposes. PMC has advised Wilshire that in 2006, Wilshire accounted for approximately 10.74% of PMC’s total revenues.

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

Our goal of maximizing shareholder value includes the possibility of selling our Company to a third party or of merging our Company into a suitable merger partner. However, the success of this option for maximizing shareholder value is based upon the ability to obtain a suitable price for our shareholders, which cannot be guaranteed. We cannot assure you that such a sale or merger of the Company will occur.

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

We are holding various properties that are available for sale. It is our intent to sell such properties at a price that we have determined represents their intrinsic value. However, there is no guarantee that a buyer will be found to purchase such properties at prices we will set. In this event, our options include continuing to operate the properties, with potentially significant capital expenditures, or to reduce the selling price of the property.

Environmental concerns may limit our ability to operate our real estate properties.

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

Our properties are concentrated in the Southwest, Florida and New Jersey. Any negative change in the economic environment in those areas of the country may impact the ability of existing tenants to remain current on their rental payments and our ability to attract qualified new tenants.

Interest rate fluctuations impact our ability to raise funds for investment and the desire of tenants to rent versus buy housing.

We are susceptible to changes in interest rates. Increasing interest rates are detrimental to our ability to raise capital for investment purposes at suitable interest rates. Declining interest rates generally make home ownership more affordable than renting for tenants and may cause vacancy rates at our properties to increase.

Government regulations may hinder our ability to dispose of our properties held for sale and may limit our ability to construct improvements at our existing properties.

Government regulations concerning zoning, property use, environmental regulations and taxation, among other things, could affect our decisions to sell various properties and to attempt to construct improvements to make the properties more desirable for tenants and investors.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The executive and administrative office of the Company consists of approximately 4,000 square feet, located at 1 Gateway Center, Suite 1030, Newark, New Jersey. Beginning on April 1, 2005, Wilshire leased this office pursuant to a five year lease, with two renewal options of five years each. The base monthly rental is $10,880.

The following table provides summary information regarding the Company’s apartment properties and condominium properties as of December 31, 2006.

			Apartment Unit Type
Name (State)	Date Acquired	No. of Units	Studio / Efficiencies	1 BR	2 BR	3 BR	Acreage	Rentable Sq. Ft.
Apartments:
Alpine Village (NJ)	10/29/95	132	-	48	84	-	13.73	101,724
Summercreek (TX)	3/29/01	180	-	84	96	-	8.17	142,452
Sunrise Ridge (AZ)	10/24/97	340	-	144	196	-	17.73	291,674
Van Buren (AZ)	6/11/98	70	-	42	28	-	1.41	81,404
Wellington (TX)	7/30/98	228	24	60	116	28	8.69	214,744
Condominiums:
Jefferson Gardens (a)(b)	3/31/94	18	-	15	3	-	-	14,056

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K

(b) The Jefferson Gardens condominium complex has a total of 50 units, 34 one bedroom and 16 two bedroom, of which the Company owned 18 units as of December 31, 2006.

The following table provides summary information regarding the Company’s commercial properties as of December 31, 2006.

Name (State)	Date Acquired	Rentable Sq. Ft.	Acreage
Office & Retail:
Amboy Tower (NJ) (a)	3/31/98	75,000
Royal Mall Plaza (AZ)	3/31/94	66,552
Tamarac Office Plaza (FL) (a)	12/31/92	26,990
Tempe Corporate (AZ)	12/31/92	50,700
Land:
Alpine Village, Sussex (NJ) (a)	10/28/98	-	0.51
Alpine Village, Wantage (NJ) (a)	2/16/01	-	17.32
Lake Hopatcong (NJ) (a)(b)	3/31/94	-	1.81
West Orange (NJ) (a)	3/31/94	-	0.60

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(b) Lake Hopatcong land was sold in February 2007 for $850,000.

Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but that may not be in a geographic region that is currently being targeted by the Company. Discontinued operations include properties that either are under contracts for sale or the Company has identified as properties potentially for sale depending on market conditions, including Jefferson Gardens (NJ) (sold 1 1-bedroom and 1 2-bedroom unit during the first quarter 2007), Amboy Tower (NJ), Tamarac Office Plaza (FL) and the West Orange and Lake Hopatcong (sold in February 2007), New Jersey land parcels. The Company may or may not sell some or all of such assets.

The following table provides summary financial information for the Company’s properties that are not carried as discontinued operations:

	As of December 31, 2006		For the Year Ended December 31, 2006
Name (State)	Net Book Value	Mortgage Principal	Net Operating Income	Interest Expense	Capital Expenditures
Apartments:
Sunrise Ridge (AZ)	$5,396,000	$10,168,000	$1,271,000	$598,000	$223,000
Van Buren (AZ)	1,740,000	1,996,000	177,000	117,000	94,000
Summercreek (TX)	5,114,000	4,018,000	274,000	324,000	117,000
Wellington (TX)	3,788,000	4,181,000	585,000	246,000	174,000
Alpine Village (NJ)	3,318,000	4,751,000	507,000	280,000	175,000
Office & Retail:
Royal Mall Plaza (AZ)	1,392,000	-	330,000	-	242,000
Tempe Corporate (AZ)	2,577,000	3,745,000	415,000	246,000	304,000

Total:	$23,325,000	$28,859,000	$3,559,000	$1,811,000	$1,329,000

Item 3.  Legal Proceedings

Other Matters

During the latter portion of 2006 and the first quarter of 2007, the Company conducted a preliminary inquiry into its relationship with a private consulting firm. As a result of that inquiry, the Company voluntarily reported to governmental authorities that a principal of the private consulting firm was, and may continue to be, a public servant in a municipality in which the Company does business; for some period of time the consulting firm was provided office space by the Company on a rent-free basis in a building owned by the Company; and the fees charged the Company by the private consulting firm for consulting services may have been above the customary fees for the services provided.

The Company is cooperating fully with governmental authorities with respect to this matter, and understands that this matter remains under investigation by such authorities. The Company’s special counsel has met and spoken with governmental authorities on several occasions and the Company has responded to governmental requests for documentation. At this time, the Company is unable to assess the scope of any such investigation or the impact, if any, of such investigation on the Company.

The Company has undertaken a review of its records and record-keeping practices. As a result of this review, the Company has concluded that (i) the events under investigation do not materially adversely affect any financial statements previously filed by the Company and (ii) the Company is not aware of any comparable arrangements with other public servants.

 The Company has incurred considerable expense in connection with its preliminary investigation, the steps it is taking to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $87,000 of such expenses was incurred during the fourth quarter of 2006 and approximately $414,000 of such expenses was incurred during January and February of 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

On January 16, 2007, the Company delivered a letter to Daniel Pryor, the Company’s then president and chief operating officer, notifying him that his employment would be terminated effective February 16, 2007. Also, on January 16, 2007, and after the letter referred to in the preceding sentence was delivered, the Company received a letter from Mr. Pryor, dated January 16, 2007, in which Mr. Pryor notified the Company that he was resigning from his employment with the Company effective as of January 14, 2007. Subsequent to these letters, Mr. Pryor has asserted, through his counsel, that the Company owes him certain amounts, including salary and bonus through June 30, 2007, 2006 bonus and attorneys fees. Mr. Pryor also has asserted, through his counsel, that the Company has defamed him. The Company rejects these assertions by Mr. Pryor.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

Item 4A. Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Executive Officer of The Company Since	Position with the Company and Business Experience

S. Wilzig Izak, Age 48	1987	Chairman of the Board of the Company since September 20, 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President

Francis J. Elenio, Age 41	September 2006
Chief Financial Officer, Secretary and Treasurer of the Company since September 2006; Chief Financial Officer of Webcollage, Inc. (March 2006 - August 2006); Interim Chief Financial Officer of TWS Holdings, Inc. (November 2005 - March 2006); Chief Financial Officer and Director of Roomlinx, Inc. (April 2004 - November 2005); Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc. (January 1999 - August 2003)

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company’s common stock for the quarters indicated during the years ended December 31, 2006 and 2005:

	Quarter 1			Quarter 2			Quarter 3			Quarter 4
	High	-	Low	High	-	Low	High	-	Low	High	-	Low

2006	$8.48	-	7.70	$9.39	-	5.80	$5.86	-	4.00	$5.00	-	4.55
2005	9.70	-	6.00	8.05	-	7.10	9.00	-	7.21	8.35	-	7.40

As of March 6, 2007, there were 3,670 common shareholders of record.

On May 4, 2006, the Company’s Board of Directors declared a special cash dividend of $3.00 per common share that was paid on June 29, 2006 to stockholders of record on May 25, 2006. In accordance with the American Stock Exchange rules, the ex-dividend date was June 30, 2006. The aggregate dividend amounted to $23,697,000. Based on a primary objective of increasing shareholder value, the Board of Directors will continue to consider the payment of dividends from time to time in the future based on the Company’s strategic direction, capital requirements, results of operations and other factors. The Company currently does not have a plan to pay any additional dividends.

In June 2004, the Company’s Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker’s commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company. No shares were repurchased during the period October 1, 2006 through December 31, 2006.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company’s shareholders.

	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding	(b) Weighted Average Exercise Price Of Outstanding Options,	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding)
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	In Column (a))

Equity compensation plans approved by security holders	120,000	$6.15	600,424

Equity compensation plans not approved by security holders	-	-	-

Total	120,000	$6.15	600,424

Item 6.  Selected Financial Data

The selected consolidated financial data for the Company for each of the five (5) fiscal years in the period ended December 31, 2006 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP, an Independent Registered Public Accounting Firm, has reported upon the consolidated financial statements as of and for the years ended December 31, 2006, 2005 and 2004. The consolidated financial statements as of and for the years ended December 31, 2003 and 2002 have been reported upon by Ernst & Young LLP, Independent Registered Public Accounting Firm.

The following table sets forth the Company’s selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	As of December 31,
	(In thousands)
	2006	2005		2004	2003	2002
Balance Sheet Data at Year-End:
Total assets	$46,915	$88,915		$86,916	$98,997	$107,920
Long-term debt	29,618	33,352		46,855	58,494	65,706
Stockholders' equity	13,923	41,852	(1)	28,474	24,527	24,239
Weighted average shares outstanding:
Basic	7,888	7,864		7,796	7,810	7,832
Diluted	8,015	7,966		7,955	7,810	7,832

	For the Year Ended December 31,
	(In thousands of dollars except per share amounts)
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$8,834	$8,186	$8,114	$7,911	$8,004
Costs and expenses:
Operating expenses	5,275	4,708	4,441	4,519	4,415
Depreciation	1,987	1,215	1,427	1,533	1,366
General and administrative	2,475	3,493	2,143	2,349	2,131
Total costs and expenses	9,737	9,416	8,011	8,401	7,912
Dividend and interest income	836	700	685	743	877
Gain on sale of marketable securities	-	134	-	2,621	711
Gain on sale of real estate related assets	-	675	-	-	-
Life insurance proceeds	-	-	-	1,000	-
Other income	7	32	-	232	540
Interest expense including amortization of
deferred financing costs	(1,811)	(1,911)	(1,916)	(2,403)	(2,000)
Income (loss) before provision for taxes	(1,871)	(1,600)	(1,128)	1,703	220
Income tax expense (benefit)	(829)	(1,019)	(409)	169	83
Income (loss) from continuing operations	(1,042)	(581)	(719)	1,534	137
Discontinued operations - real estate	3,212	8,577	4,068	271	(69)
Discontinued operations - oil & gas	115	(1,105)	(1,322)	(3,178)	1,008
Net income (loss)	$2,285	$6,891	$2,027	$(1,373)	$1,076
Basic earnings (loss) per share:
Continuing operations	$(0.13)	$(0.07)	$(0.09)	$0.20	$0.02
Discontinued operations	0.42	0.95	0.35	(0.38)	0.12
Net income (loss) per share	$0.29	$0.88	$0.26	$(0.18)	$0.14
Diluted earnings (loss) per share:
Continuing operations	$(0.13)	$(0.07)	$(0.09)	$0.20	$0.02
Discontinued operations	0.41	0.94	0.34	(0.38)	0.12
Net income (loss) per share	$0.28	$0.87	$0.25	$(0.18)	$0.14

(1) Includes $6.7 million representing the non-controlling interest of a joint venture partner. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effect of Recent Financial Pronouncements.”

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2006, Wilshire primarily engaged in the real estate business. During 2006 and 2005, the Company also conducted activities related to winding up its oil and gas business which was sold in April 2004. In 2004, the Company was involved in real estate, oil and gas and corporate activities.

The real estate business consists of residential and commercial properties in Arizona, Florida, New Jersey and Texas. Within this portfolio of properties, certain properties have been designated as being held for sale and have been classified as discontinued operations. Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but that may be positioned for sale at an optimal valuation or may not be in a geographic region that is currently being targeted by the Company. The following discussion takes an income statement approach and discusses the results of operations first for the properties comprising “continuing operations” and then discusses the discontinued operations.

The assets comprising Wilshire’s oil and gas business were sold in April 2004, effective March 1, 2004. Oil and gas operations for all periods presented in this report have been classified as discontinued operations.

The Company’s activities are reviewed and analyzed in the following discussion, which should be read in conjunction with the financial statements and notes contained in Item 8 of this Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Wilshire’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Wilshire, and do not relate strictly to historical or current facts. Wilshire has tried, wherever possible, to identify these forward looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Although Wilshire believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the risks described in Item 1A of this Annual Report.

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

Wilshire’s discussion and analysis of its financial condition and results of operations is based upon Wilshire’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Wilshire to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Wilshire bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Impairment of Property and Equipment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2006 and 2005 that the value of any of its properties was impaired.

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

As a result of the sale of the Canadian oil and gas assets in 2004, Wilshire provided for at December 31, 2005 and paid during 2006, $2.1 million of United States taxes. During 2005, the Company’s Canadian affiliate declared and paid to Wilshire dividends amounting to $11.5 million, resulting in the payment of $576,000 of Canadian taxes. See Note 2 of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Stock-Based Compensation

Wilshire followed the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) 123 and SFAS 148. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Accounting for Stock-Based Compensation.” The provisions of SFAS 123R were adopted commencing January 1, 2006. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123R, only certain pro forma disclosures of fair value were required. The adoption of this new accounting pronouncement did not have a material impact on Wilshire’s consolidated financial statements with respect to previously granted equity compensation.

Effects of Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes. FIN No. 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“FAS No. 109”), Accounting for Income Taxes. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN No. 48 and in subsequent periods. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN No. 48 will be applied to all tax positions accounted for under FAS No. 109 upon initial adoption. The cumulative effect of applying the provisions of FIN No. 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company currently believes that the adoption of FIN 48 will have no material impact on its consolidated financial position or results of operations.

Results of Operations

The following table presents the increases (decreases) in each major statement of income category for the year ended December 31, 2006 (“2006”) compared with the year ended December 31, 2005 (“2005”) and 2005 compared with the year ended December 31, 2004 (“2004”).

	Increase (Decrease) in Consolidated Statements
	of Income Categories for the Periods:
	2006 v. 2005		2005 v. 2004
	Amount ($)%		Amount ($)%

Revenues	$648,000	7.9%	$72,000	0.9%
Costs and expenses:
Operating expenses	567,000	12.0%	267,000	6.0%
Depreciation	772,000	63.5%	(212,000)	(14.9%)
General and administrative	(1,018,000)	(29.1%)	1,350,000	63.0%
Total costs and expenses	321,000		1,405,000
Income (loss) from Operations	327,000		(1,333,000)
Other Income
Dividend and interest income	136,000	19.4%	15,000	2.2%
Gain on sale of marketable securities	(134,000)	(100.0%)	134,000	100.0%
Gain on sale of real estate related assets	(675,000)	(100.0%)	675,000	100.0%
Other income	(25,000)	(78.1%)	32,000	100.0%
Interest expense	100,000	(5.2%)	5,000	(0.3%)
Loss before provision for taxes	(271,000)		(472,000)
Income tax expense (benefit)	190,000	(18.6%)	(610,000)	149.1%
Income (loss) from continuing operations	(461,000)		138,000
Discontinued operations - real estate
Loss from operations	(322,000)	46.1%	(642,000)	1126.3%
Gain from sales	(5,043,000)	(54.4%)	5,151,000	124.9%
Discontinued operations - oil & gas, net of taxes			-
Loss from operations	1,220,000	(110.4%)	784,000	(41.5%)
Gain from sale	-	-	(567,000)	(100.0%)
Net income	$(4,606,000)	(66.8%)	$4,864,000	240.0%
Basic earnings (loss) per share:
Loss from continuing operations	$(0.06)	85.7%	$0.02	(22.2%)
Income from discontinued operations	(0.53)	(55.8%)	0.60	171.4%
Net income applicable to common shareholders	$(0.59)	(67.0%)	$0.62	238.5%
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	85.7%	$0.02	(22.2%)
Income from discontinued operations	(0.53)	(56.4%)	0.60	176.5%
Net income applicable to common shareholders	$(0.59)	(67.8%)	$0.62	248.0%

Results of Operations - For the year ended December 31, 2006 as compared to the year ended December 31, 2005

Overview

Net income for the year ended December 31, 2006 was $2,285,000 or $0.28 per diluted share, a decrease of $4,606,000 from net income of $6,891,000 or $0.87 per diluted share for the year ended December 31, 2005. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $1,042,000 during 2006 as compared to a loss of $581,000 during 2005. Results per diluted share from continuing operations were $(0.13) for the year ended December 31, 2006 as compared to $(0.07) per diluted share during 2005. The increased loss from continuing operations during 2006 as compared to 2005 primarily relates to an increase in depreciation expense of $772,000 related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas, and Wellington Estates, Texas, into continuing operations. Additionally, during 2005 the Company recognized a gain of $675,000 as a result of a settlement from a mortgage receivable. This was offset by decreased General and Administrative expenses of approximately $1,018,000 during 2006. This decrease was primarily the result of a $1,029,000 expense related to the termination of a consulting contract and the exercise of stock options by the former President of the Company during 2005.

Reported loss from continuing operations in 2006 compared with 2005 reflects a decreased loss from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses), that was partially offset by higher depreciation expense and the other factors described herein. These factors are discussed below.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate				Total		Total
	Year ended		Increase		Year ended		Increase		Year ended		Increase
	December 31,		(Decrease)		December 31,		(Decrease)		December 31,		(Decrease)
	2006	2005	$	%	2006	2005	$	%	2006	2005	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Rental income	$7,384	$6,902	$482	7.0%	$1,447	$1,279	$168	13.1%	$8,831	$8,181	$650	7.9%

Vending income	2	5	-3	(60.0%)	0	0	0	0.0%	2	5	(3)	(60.0%)

Other	1	0	1	0.0%	0	0	0	0.0%	1	0	1	0.0%

Total revenues	7,387	6,907	480	6.9%	1,447	1,279	168	13.1%	8,834	8,186	648	7.9%

Operating expenses	4,572	4,143	429	10.4%	703	565	138	24.4%	5,275	4,708	567	12.0%

Net operating income	$2,815	$2,764	$51	1.8%	$744	$714	$30	4.2%	$3,559	$3,478	$81	2.3%

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,559	$3,478
Depreciation expense	(1,987)	(1,215)
General and administrative expense	(2,475)	(3,493)
Other income	843	1,541
Interest expense	(1,811)	(1,911)
Income tax benefit	829	1,019
Loss from continuing operations	$(1,042)	$(581)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During 2006 NOI increased modestly by $51,000 or 1.8% to $2,815,000 based upon a revenue increase of $480,000 or 6.9% to $7,387,000 which was primarily offset by an operating expense increase of $429,000 or 10.4% to $4,572,000.

The increase in revenues was primarily attributable to the Sunrise Ridge Apartments, Wellington Estates and Alpine Village Apartments, which have generally experienced an increase in occupancy and rental rates during 2006. The increase in operating expenses is reflective of increased labor costs and increased marketing and maintenance expenses to attract new tenants. In addition, the properties have experienced increased utility costs.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During 2006 NOI increased $30,000 or 4.2% to $744,000 due to an increase in revenues of $168,000 or 13.1% to $1,447,000 and an increase in operating expenses of $138,000 or 24.4% to $703,000.

The revenue increase was related to increased occupancy and rents at Tempe Corporate Center. The Royal Mall Plaza is a mixed use commercial/retail property with an emphasis on medical services tenants. This property has experienced difficulty attracting tenants as many medical services entities prefer to buy condominiums or buildings versus renting. The Company is evaluating investing in refurbishing the property, including painting and potential exterior renovations, and has retained a leasing agent to seek to attract new tenants to this property.

The increase in operating expenses is mainly related to higher utility costs (water, sewer, electric).

Revenues

	Years Ended December 31,
	2006	2005	Increase (Decrease)
Sunrise Ridge, Arizona	$2,737,000	$2,435,000	$302,000
Van Buren Apartments, Arizona	620,000	584,000	36,000
Wellington Estates, Texas	1,736,000	1,639,000	97,000
Alpine Village, New Jersey	1,225,000	1,163,000	62,000
Summercreek, Texas	1,069,000	1,086,000	(17,000)
Sub-total - Residential Properties	7,387,000	6,907,000	480,000

Royal Mall Plaza, Arizona	643,000	606,000	37,000
Tempe Corporate Center, Arizona	804,000	673,000	131,000
Sub-total- Commercial Properties	1,447,000	1,279,000	168,000

Total Revenues	$8,834,000	$8,186,000	$648,000

Revenues from rental properties amounted to $8,834,000 in 2006, an increase of $648,000 or 7.9%, from $8,186,000 in 2005. The majority of the increase during 2006 is attributable to Sunrise Ridge Apartments, which had an increase in rental revenues of $302,000 or 12.4%. Additionally, Tempe Corporate Center experienced an increase in rental income of $131,000 or 19.5%, and Wellington Estates experienced a $97,000 increase in rental revenue or 5.9%. The Texas apartment complexes were adversely affected by the aftermath of Hurricane Katrina during the 4th quarter of 2005. However, as a result of marketing efforts, certain rent concessions and changes in the local economy, we have experienced increased rental revenue during the second half of 2006 and into 2007 at our Texas properties.

Operating Expenses

	Years Ended December 31,
	2006	2005	Increase
Sunrise Ridge, Arizona	$1,465,000	$1,277,000	$188,000
Van Buren Apartments, Arizona	443,000	387,000	56,000
Wellington Estates, Texas	1,151,000	1,105,000	46,000
Alpine Village, New Jersey	718,000	633,000	85,000
Summercreek, Texas	795,000	741,000	54,000
Sub-total - Residential Properties	4,572,000	4,143,000	429,000

Royal Mall Plaza, Arizona	313,000	224,000	89,000
Tempe Corporate Center, Arizona	390,000	341,000	49,000
Sub-total- Commercial Properties	703,000	565,000	138,000

Total Operating Expenses	$5,275,000	$4,708,000	$567,000

Operating expenses were $5,275,000 in 2006, which is an increase of $567,000, or 12.0% as compared to $4,708,000 during 2005. The increase for 2006 is primarily attributable to higher costs that are sensitive to the warm weather experienced in our market areas, such as water, electric and landscaping and to increased maintenance costs related to new tenants and turnover of units.

Depreciation expense amounted to $1,987,000 in 2006, an increase of $772,000 or 63.5% as compared to $1,215,000 during 2005. The increase primarily relates to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas, and Wellington Estates, Texas, into continuing operations from discontinued operations. Additionally, during 2006 the Company invested in capital expenditures throughout its network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company’s properties within their targeted markets. Depreciation expense is not included in the operating expenses shown in the preceding table and discussion.

General and administrative expense decreased $1,018,000, or 29.1%, to $2,475,000 in 2006 as compared to $3,493,000 during 2005. This decrease was primarily the result of a $1,029,000 expense related to the termination of a consulting contract and the exercise of stock options by the former President of the Company during 2005.

Other income decreased by $698,000 to $843,000 in 2006 as compared to $1,541,000 in 2005. The decrease primarily relates to $134,000 of gains from the sale of marketable securities in 2005 and $675,000 of gain from the settlement of a mortgage receivable during 2005.

Interest expense decreased to $1,811,000 in 2006 from $1,911,000 during 2005. The decrease primarily relates to the retirement of debt related to the sale of properties during 2006.

The provision for income taxes amounted to a tax benefit of $829,000 in 2006 compared to a tax benefit of $1,019,000 during 2005. The change in the provision for income taxes is related to the level of loss from continuing operations in 2006 compared to 2005 and state income tax carrybacks which were recorded in 2005.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $3,212,000 during 2006 and $8,577,000 during 2005. The decreased income reflects a decreased level of sales of properties in 2006 as compared to 2005.

During 2006, the Company sold all its condominium units at Galsworthy Arms in Long Branch, New Jersey, for gross proceeds of $7,197,000 which resulted in an after-tax gain of $2,975,000, and its triple net lease on a bank branch in Rutherford, New Jersey, for gross proceeds of $1,603,000 which resulted in an after-tax gain of $550,000. The Company also sold its Twelve Oaks apartment complex in Riverdale, Georgia, for gross proceeds of $2,180,000, which resulted in an after-tax gain of $444,000. Additionally, the Company sold the Wilshire Grand Hotel during 2006. The Wilshire Grand Hotel was owned by WO Grand Hotel, L.L.C., which is 50% owned by the Company and 50% owned by Proud Three, L.L.C. The hotel was sold for gross proceeds of $12.8 million, including adjustments to the purchase price for fees extending the closing date. The sale resulted in an after-tax gain to the Company of $264,000 and approximately $6.0 million of proceeds from the transaction, including the repayment of debt.

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

The loss on operating discontinued real estate properties increased to $1,021,000 during 2006 from $699,000 during 2005. The increased loss is primarily attributable to the sales of Biltmore Club Apartments, Galsworthy Arms and the Wilshire Grand Hotel during 2006, all of which contributed income to discontinued operations during 2005. Additionally, the Company recorded operating losses at the its office building in Perth Amboy, New Jersey and Jefferson Gardens Condominiums where many units were left vacant in 2006 in anticipation of their sale to private investors, while Tamarac Office Complex generated income during 2006.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2006, the Company recognized after-tax income of $115,000 as a result of an over provision of withholding taxes related to cash maintained in Canada. The net loss from operating the oil and gas business in 2005 reflects the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale, adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business and a $449,000 foreign currency translation loss related to the Company’s Canadian oil and gas business.

Results of Operations - For the year ended December 31, 2005 as compared to the year ended December 31, 2004

Overview

Net income for 2005 amounted to $6,891,000 or $0.87 per diluted share, compared to a net income of $2,027,000 or $0.25 per diluted share reported during 2004.

Continuing Operations:

Loss from continuing operations was $581,000 during 2005 compared to a loss of $719,000 during 2004. Results per diluted share from continuing operations amounted to a loss of $0.07 in 2005 as compared to a loss of $0.09 during 2004. During 2005, the Company recognized an expense of approximately $1,029,000 related to the termination of a consulting contract and the exercise of stock options by the then former President of the Company. This expense was partly offset by gains on the sale of marketable securities of $134,000 and a gain on the settlement of a mortgage receivable of $675,000.

Segment Information

The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate				Commercial Real Estate				Total		Total
	Year ended		Increase		Year ended		Increase		Year ended		Increase
	December 31,		(Decrease)		December 31,		(Decrease)		December 31,		(Decrease)
	2005	2004	$	%	2005	2004	$	%	2005	2004	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)

Rental income	$6,902	$6,775	$127	1.9%	$1,279	$1,339	$(60)	(4.5%)	$8,181	$8,114	$67	0.8%

Vending income	5	-	5	100.0%	-	-	-	0.0%	5	-	5	100.0%

Total revenues	6,907	6,775	132	1.9%	1,279	1,339	(60)	(4.5%)	8,186	8,114	72	0.9%

Operating expenses	4,143	3,879	264	6.8%	565	562	3	0.5%	4,708	4,441	267	6.0%

Net operating income	$2,764	$2,896	$(132)	(4.6%)	$714	$777	$(63)	(8.1%)	$3,478	$3,673	$(195)	(5.3%)

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,478	$3,673
Depreciation expense	(1,215)	(1,427)
General and administrative expense	(3,493)	(2,143)
Other income	1,541	685
Interest expense	(1,911)	(1,916)
Income tax benefit	1,019	409
Loss from continuing operations	$(581)	$(719)

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

Residential Segment

During 2005 revenues increased $132,000 or 1.9% to $6,907,000 while NOI decreased $132,000 or 4.6% to $2,764,000. The decrease in NOI was primarily attributable to increased operating costs at the Summercreek Apartments of $94,000, as a result of increased maintenance work from the Company’s efforts to strengthen its market competitiveness.

Commercial Segment

During 2005 revenues decreased $60,000 or 4.5% to $1,279,000 as compared to $1,339,000 during 2004. NOI decreased accordingly by $63,000 or 8.1% to $714,000. The NOI decrease is directly related to the decline in rental revenue. The revenue decline was related to a decreased occupancy rate at Royal Mall Plaza.

Revenues

	Years Ended December 31,
	2005	2004	Increase (Decrease)
Sunrise Ridge, Arizona	$2,435,000	$2,388,000	$47,000
Van Buren Apartments, Arizona	584,000	588,000	(4,000)
Wellington Estates, Texas	1,639,000	1,588,000	51,000
Alpine Village, New Jersey	1,163,000	1,120,000	43,000
Summercreek, Texas	1,086,000	1,091,000	(5,000)
Sub-total - Residential Properties	6,907,000	6,775,000	132,000

Royal Mall Plaza, Arizona	606,000	655,000	(49,000)
Tempe Corporate Center, Arizona	673,000	684,000	(11,000)
Sub-total- Commercial Properties	1,279,000	1,339,000	(60,000)

Total Rental Revenues	$8,186,000	$8,114,000	$72,000

Revenues amounted to $8,186,000 during 2005, an increase of $72,000 or 0.9%, from $8,114,000 in 2004. The increase is related to improvements at the residential properties of $132,000 or 1.9%, while the commercial properties experienced decreased revenue of $60,000, $49,000 of which was related to Royal Mall Plaza.

Operating Expenses

	Years Ended December 31,
	2005	2004	Increase (Decrease)
Sunrise Ridge, Arizona	$1,277,000	$1,249,000	$28,000
Van Buren Apartments, Arizona	387,000	358,000	29,000
Wellington Estates, Texas	1,105,000	1,045,000	60,000
Alpine Village, New Jersey	633,000	584,000	49,000
Summercreek, Texas	741,000	647,000	94,000
Sub-total - Residential Properties	4,143,000	3,883,000	260,000

Royal Mall Plaza, Arizona	224,000	228,000	(4,000)
Tempe Corporate Center, Arizona	341,000	330,000	11,000
Sub-total- Commercial Properties	565,000	558,000	7,000

Total Operating Expenses	$4,708,000	$4,441,000	$267,000

Operating expenses were $4,708,000 during 2005, which is a $267,000, or 6.0% increase compared to the $4,441,000 reported during 2004. The operating expense increase was spread among all of the Company’s properties except Royal Mall Plaza which had a $4,000 decrease in operating expenses.

Depreciation expense amounted to $1,215,000 in 2005, a decrease of 14.8% from $1,427,000 during 2004, reflecting the interaction of older assets becoming fully depreciated versus new depreciable assets commencing depreciation.

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

The increase is also related to incentive and stock compensation expense. Prior to June 30, 2004, incentive compensation awards were not known until they were approved and paid. Current practice is to accrue incentive compensation expense for bonuses to be paid in the future that are being earned by individual and Company performance during the current period. In addition, the Company awarded its senior officers 47,400 shares of restricted common stock in 2005 that vest over a three-year period. General and administrative expense in 2005 includes $186,000 related to the amortization of the cost of issuing these stock awards

Other income increased $856,000 to $1,541,000 in 2005 from $685,000 in 2004, principally related to $134,000 of gains in 2004 from the sale of marketable securities and $675,000 of gain from the settlement of a mortgage receivable.

Interest expense in 2005 decreased slightly to $1,911,000 as compared to $1,916,000 during 2004.

The provision for income taxes amounted to a tax benefit of $1,019,000 in 2005 as compared to a tax benefit of $409,000 during 2004. The change in the provision for income taxes is related to the level of loss from continuing operations in 2005 compared to 2004 and the change in the mix between taxable and tax-exempt income. In 2005, the Company earned approximately $322,000 of tax-exempt interest income compared to $194,000 earned in 2004.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $8,577,000 in 2005 and $4,068,000 in 2004. The increased income reflects the higher level of sales of properties in 2005 compared to 2004.

During 2005, the Company sold the Biltmore Club Apartments in Phoenix, Arizona, for gross proceeds of $20,956,000 that resulted in an after-tax gain of $8,847,000. Biltmore Club Apartments had net operating income of $820,000, excluding reserves and capital expenditures of $195,000, in 2004, the last full year of operations. In addition, in 2005, the Company sold three units (2 1-bedroom units and 1 2-bedroom units) at Galsworthy Arms Condominiums subsequent to significant interior upgrades and two units (1 1-bedroom unit and 1 2-bedroom unit) at Jefferson Gardens Condominiums for total gross proceeds of $1,094,000, resulting in an after-tax gain of $429,000.

During 2004, the Company sold land in Montville, New Jersey, and South Brunswick, New Jersey for gross proceeds of $1,000,000 and $3,950,000, respectively which resulted in after-tax gains of $205,000 and $485,000, respectively. The Company also sold thirteen residential properties located in Jersey City, New Jersey for gross proceeds of $14,750,000 that resulted in an after-tax gain of $3,366,000. In addition, the Company sold two 1-bedroom units at Jefferson Gardens Condominiums for gross proceeds of $276,000 and an after-tax gain of $69,000.

The loss on operating discontinued real estate properties increased to $699,000 in 2005 from $57,000 during 2004, reflecting increased operating losses at the Company’s Twelve Oaks Apartments in Atlanta, Georgia, and at the Company’s office building in Perth Amboy, New Jersey, and at Galsworthy Arms and Jefferson Gardens Condominiums where many units were left vacant in 2005 in anticipation of their sale to private investors.

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

Liquidity and Capital Resources

At December 31, 2006, the Company had working capital, including restricted cash, of $15.0 million, compared to working capital of $26.3 million at December 31, 2005. The decrease reflects the payment of a special distribution on June 29, 2006 to shareholders of $3.00 per share or $23.7 million, the repayment of $3.3 million of mortgage debt related to the properties sold and normal monthly mortgage debt amortization payments and the payment of $7.7 million for income taxes due based upon 2005 operating results. These payments were partly offset by the receipt of approximately $14.0 million, net, from the sale of the Rutherford, New Jersey bank branch building, the sale of 42 condominium units at Galsworthy Arms in Long Branch, New Jersey, the sale of the Wilshire Grand Hotel and sale of the Twelve Oaks apartment complex in Riverdale, Georgia.

The Company has $15.8 million of cash and cash equivalents, including restricted cash and short-term marketable debt and equity securities at December 31, 2006. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, and money market funds and marketable equity securities. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

Regarding the investments in short-term marketable debt securities, the Company invests its available funds in high quality investments that are consistent with the Company’s investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers. As it relates to the Company's investment in marketable equity securities, the Company has invested in a publicly traded real estate company. The Company generally does not invest in marketable equity securities and such current investment is considered non-recurring.

The Company continues to explore opportunities to invest in its real estate properties to enhance value and is investigating corporate and real estate property transactions, both as buyer and seller, as they arise. The Company is actively exploring opportunities to sell or merge its business. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. Management considers its liquidity position adequate to fulfill the Company’s current business plans.

Net cash used in operating activities amounted to $11.4 million in 2006, $2.3 million in 2005 and $8.5 million in 2004. The 2006 use of net cash primarily relates to gains on sales of real estate assets of $7.0 million and a deferred tax benefit of $7.0 million partly offset by net income of $2.3 million and a depreciation expense of $2.0 million. The 2005 use of net cash primarily related to gains on sales of real estate assets of $16.0 million, partly offset by net income of $6.9 million and a deferred income tax provision of $5.6 million.

The 2004 use of cash resulted from gains on the sale of real estate assets of $7.0 million and deferred income tax benefit of $7.3 million. This use was partially offset by net income of $2.0 million.

Net cash provided by investing activities amounted to $48.0 million in 2006, $2.3 million in 2005 and $32.5 million in 2004. The cash provided by investing activities during 2006 is due to the proceeds from the sale of real estate of $22.7 million, a decrease in short-term marketable securities of $17.7 million and a decrease in restricted cash of $10.6 million. This was partially offset by capital expenditures of $3.5 million. The decrease in marketable securities and restricted cash related to the special cash dividend paid on June 29, 2006.

The cash provided by investing activities in 2005 is due to $21.7 million of proceeds from the sale of real estate and real estate related assets, partly offset by a $10.9 million increase in short-term marketable debt securities, $2.2 million of capital expenditures related to our real estate properties and a $6.7 million increase in restricted cash. The increase in restricted cash is related to an IRS Section 1031 exchange that the Company entered into with the proceeds from the sale of the Biltmore Club Apartments less the reversal of the restricted cash related to the sale of land at Schalk Station in 2004 which was subsequently released during the second quarter of 2006 since the Section 1031 exchange was not consummated.

The increase in net cash provided by investing activities in 2004 is due mainly to the sale of real estate assets and oil and gas assets in 2004 ($48.0 million), partly offset by an $11.1 million increase in short-term marketable debt securities, $2.3 million of capital expenditures related to our real estate properties and an increase in restricted cash totaling $3.8 million related to the IRS Section 1031 exchange that the Company had entered into with the proceeds from the sale of land at Schalk Station, New Jersey.

Net cash used in financing activities amounted to $33.0 million in 2006, $13.8 million in 2005 and $11.8 million in 2004. The 2006 use of cash reflects the payment of the special dividend of $23.7 million paid to stockholders on June 29, 2006, a cash distribution of $5.4 million paid to the non-controlling joint venture partner related to the sale of the Wilshire Grand Hotel and the repayment of long-term debt of $4.2 million as a result of sales of real estate properties and normal amortization of long-term debt from monthly debt service payments. The 2005 and 2004 use of cash reflects the repayment of long term debt due to the sales of real estate properties and the oil and gas assets and normal annual amortization of long term debt from monthly debt service payments.

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

Name of property	Years ended December 31,
	2006	2005	2004

Residential continuing operations:
Sunrise Ridge	$223,000	$294,000	$258,000
Van Buren	94,000	102,000	126,000
Wellington	174,000	156,000	257,000
Alpine	175,000	67,000	85,000
Summercreek	117,000	54,000	207,000

Commercial continuing operations:
Royal Mall Plaza	242,000	59,000	50,000
Tempe Corporate (a)	305,000	173,000	278,000

Discontinued operations - residential:
Biltmore Club (b)	-	132,000	195,000
Galsworthy Arms (c)	-	35,000	424,000
Jefferson Gardens	2,000	14,000	13,000
Twelve Oaks (e)	-	92,000	56,000

Discontinued operations - commercial:
Amboy Towers	893,000	140,000	298,000
Tamarac Office Plaza	23,000	14,000	4,000
Wilshire Grand Hotel & Banquet Facility (d)	-	5,486,000	-

Total capital expenditures	$2,248,000	$6,818,000	$2,251,000

(a) 2005 includes commissions paid to leasing agents related to multiple year leases.

(b) The Biltmore Club Apartments was sold on December 23, 2005.

(c) The Galsworthy Arms condominiums were sold in the first quarter of 2006.

(d) The Wilshire Grand Hotel & Banquet Facility was sold on May 4, 2006.

(e) Twelve Oaks apartment complex was sold in September 2006.

On June 3, 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2006, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

In February 2005, the Company concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City agreed to name Wilshire as the redeveloper for Amboy Towers and the Company agreed to invest at least $750,000 in capital improvements in the building over the next 18 months (following February 2005), which the Company has complied with during 2006.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey. The lease is for a 65 month term with two renewal options each for a five-year term and covers 4,502 rentable square feet at a base rate of $29.00 per square foot.

In January and February 2007, the Company closed on the sale of a 1 bedroom condominium and a two bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $339,000. Additionally, during February 2007, the Company sold a parcel of land in Lake Hopactong with gross proceeds of approximately $850,000. After payments of closing costs and providing for taxes, the Company expects to realize a gain during the first quarter 2007 of approximately $400,000 from these sales.

See Item 7A of this Annual Report for information regarding certain long-term commitments.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Income. At December 31, 2006, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in the Statement of Income. The Company anticipates that it will repatriate all assets, net of liabilities, of its Canadian subsidiary during 2007.

Long-term debt as of December 31, 2006 and December 31, 2005 consists of the following –

	2006	2005
Mortgage notes payable	$29,617,000	$32,952,000
Note payable	-	400,000
Total debt	29,617,000	33,352,000
Less-current portion (1)	535,000	1,862,000
Long term portion (2)	$29,082,000	$31,490,000

(1)	Includes debt associated with discontinued operations of $58,000 in 2006 and $1,408,000 in 2005.

(2)	Includes debt associated with discontinued operations of $699,000 in 2006 and $2,660,000 in 2005.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2006 and thereafter are -

Year	Amount
2007	$535,000
2008	561,000
2009	4,431,000
2010	553,000
2011	548,000
Thereafter	22,989,000
$29,617,000

At December 31, 2006, the Company had $29,617,000 of mortgage debt and notes outstanding which all bear interest at an average fixed rate of 6.20% and an average remaining life of approximately 6.6 years. The fixed rate mortgages and notes are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt and notes that will be required is as follows:

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

We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and cash flows and financial statement schedule for each of the three years in the period ended December 31, 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2006 and 2005, and their results of operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in an investigation by government authorities. At this time, the Company is unable to assess the scope of such investigation or the impact if any, of such investigation on the Company.

/s/ J.H. Cohn LLP

Roseland, New Jersey
April 27, 2007

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,602,000	$6,081,000
Restricted cash	212,000	175,000
Marketable debt securities, available for sale, at fair value	4,275,000	22,006,000
Marketable equity securities, available for sale, at fair value	1,672,000	1,801,000
Accounts receivable, net	235,000	297,000
Income taxes receivable	567,000	1,359,000
Prepaid expenses and other current assets	1,665,000	1,929,000
Total current assets	18,228,000	33,648,000
Noncurrent assets:
Restricted cash	-	10,559,000
Mortgage notes and loans receivable	-	123,000
Other assets	-	413,000
Property and equipment:
Real estate properties	38,191,000	36,865,000
Real estate properties - Held for sale	6,162,000	21,989,000
	44,353,000	58,854,000
Less:
Accumulated depreciation and amortization	14,734,000	12,797,000
Accumulated depreciation and amortization - Property held for sale	932,000	1,885,000
	28,687,000	44,172,000
Total Assets	$46,915,000	$88,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$477,000	$454,000
Accounts payable	1,642,000	1,340,000
Income taxes payable	81,000	2,695,000
Deferred income taxes	48,000	99,000
Accrued liabilities	330,000	702,000
Deferred income	130,000	105,000
Current liabilities associated with discontinued operations	480,000	1,862,000
Total current liabilities	3,188,000	7,257,000
Noncurrent liabilities:
Long-term debt, less current portion	28,383,000	28,830,000
Deferred income taxes	552,000	7,466,000
Deferred income	138,000	166,000
Noncurrent liabilities associated with discontinued operations	731,000	3,344,000
Total liabilities	32,992,000	47,063,000

Commitments and Contingencies

Stockholders' equity:
Non-controlling interest of joint venture partner	2,000	6,680,000
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding
in 2006 and 2005	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares
In 2006 and 2005	10,014,000	10,014,000
Capital in excess of par value	8,984,000	9,029,000
Treasury stock, 2,097,296 and 2,159,030 shares at December 31, 2006 and
December 31, 2005, respectively, at cost	(9,918,000)	(10,067,000)
Retained earnings	4,773,000	26,185,000
Unearned compensation		(133,000)
Accumulated other comprehensive income	68,000	144,000
Total stockholders’ equity	13,923,000	41,852,000
Total liabilities and stockholders' equity	$46,915,000	$88,915,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Revenues	8,834,000	$8,186,000	$8,114,000

Costs and Expenses
Operating expenses	5,275,000	4,708,000	4,441,000
Depreciation expense	1,987,000	1,215,000	1,427,000
General and administrative	2,475,000	3,493,000	2,143,000
Total costs and expenses	9,737,000	9,416,000	8,011,000

Income (Loss) from Operations	(903,000)	(1,230,000)	103,000

Other Income
Dividend and interest income	836,000	700,000	685,000
Gain on sale of marketable securities		134,000
Gain on sale of real estate and real estate related assets		675,000
Other income	7,000	32,000

Interest Expense	(1,811,000)	(1,911,000)	(1,916,000)

Loss before provision for income taxes	(1,871,000)	(1,600,000)	(1,128,000)

Income Tax Benefit	(829,000)	(1,019,000)	(409,000)

Loss from Continuing Operations	(1,042,000)	(581,000)	(719,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(1,021,000)	(699,000)	(57,000)
Gain from sales	4,233,000	9,276,000	4,125,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (Loss) from operations	115,000	(1,105,000)	(1,889,000)
Gain from sale	-	-	567,000

Net income	2,285,000	$6,891,000	$2,027,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.07)	$(0.09)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.13)	(0.09)	(0.01)
Real estate - gain on sales	0.54	1.18	0.53
Oil and gas - income (loss) from operations	0.01	(0.14)	(0.24)
Oil and gas - gain on sale	0.00	0.00	0.07
Net income applicable to common stockholders	$0.29	$0.88	$0.26

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	$(0.07)	$(0.09)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.13)	(0.09)	(0.01)
Real estate - gain on sales	0.53	1.17	0.52
Oil and gas - income (loss) from operations	0.01	(0.14)	(0.24)
Oil and gas - gain on sale	0.00	0.00	0.07
Net income applicable to common stockholders	$0.28	$0.87	$0.25

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2006, 2005 and 2004

	Non- Controlling Interest in Joint Venture	Preferred Stock		Common Stock		Capital in Excess of	Unearned	Retained	Treasury	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Partner	Shares	Amount	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)	Equity

Balance, December 31, 2003	-	-	-	10,013,544	$10,014,000	$9,029,000	-	$17,267,000	$(10,355,000)	$(1,428,000)		$24,527,000
Net income								2,027,000			$2,027,000	2,027,000
Foreign currency
translation adjustment										1,536,000	1,536,000	1,536,000
Change in unrealized loss on
marketable securities, net
of income tax benefit
of $301,000										456,000	456,000	456,000
Comprehensive income											$4,019,000

Issuance of shares of common
stock for services							$(24,000)		28,000			4,000
Compensation associated
with stock options						495,000	(495,000)					-
Amortization of
compensation associated
with stock and stock
option awards							88,000					88,000
Exercise of stock options									34,000			34,000
Purchase of treasury stock									(198,000)			(198,000)

Balance, December 31, 2004	-	-	-	10,013,544	10,014,000	9,524,000	(431,000)	19,294,000	(10,491,000)	564,000		28,474,000
Net income								6,891,000			$6,891,000	6,891,000
Reclassification adjustment
for gains on marketable
securities sold, net of tax
of $(53,000)										(76,000)	(76,000)	(76,000)
Change in unrealized loss on
marketable securities, net
of income tax benefit
of $141,000										(344,000)	(344,000)	(344,000)
Comprehensive income											$6,471,000

Issuance of shares of common
stock for services, net
of forfeitures							(302,000)		741,000			439,000
Compensation associated
with stock options						(495,000)	495,000					-
Amortization of
compensation associated
with stock and stock
option awards							105,000					105,000
Exercise of stock options									40,000			40,000
Purchase of treasury stock									(357,000)			(357,000)
Acquisition of interest in
joint venture	$6,680,000											6,680,000

Balance, December 31, 2005	6,680,000	-	-	10,013,544	10,014,000	9,029,000	(133,000)	26,185,000	(10,067,000)	144,000		41,852,000
Net income								2,285,000			$2,285,000	2,285,000
Change in unrealized loss on
marketable securities, net
of income tax benefit
of $301,000										(76,000)	(76,000)	(76,000)
Comprehensive income											$2,209,000

Cash dividend								(23,697,000)				(23,697,000)
Issuance of shares of common
stock for services, net
of forfeitures						(146,000)			321,000			175,000
Compensation associated
with stock options						(133,000)	133,000					-
Amortization of
compensation associated
with stock and stock
option awards						234,000						234,000
Exercise of stock options									290,000			290,000
Purchase of treasury stock									(462,000)			(462,000)
Disposition of interest in
joint venture	(6,678,000)											(6,678,000)

Balance, December 31, 2006	$2,000		-	10,013,544	$10,014,000	$8,984,000	-	$4,773,000	$(9,918,000)	$68,000		$13,923,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,285,000	$6,891,000	$2,027,000
Adjustments to reconcile net income to net cash provided by (used in) -
Depreciation, depletion and amortization	2,021,000	1,289,000	1,687,000
Stock based compensation expense	235,000	258,000	88,000
Write off of foreign currency translation adjustment	-	-	1,615,000
Deferred income tax (benefit)	(6,965,000)	5,612,000	(7,328,000)
Increase (decrease) in deferred income	(3,000)	(27,000)	146,000
Other expense - non-controlling interest of joint venture partner	549,000	185,000	-
Gain on sales of marketable securities	-	(134,000)	-
Gain on sales of real estate assets	(7,055,000)	(16,018,000)	(7,039,000)
Gain on sale of oil and gas properties	-	-	(768,000)
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable	62,000	(108,000)	1,613,000
Decrease (increase) in income taxes receivable	792,000	2,393,000	(3,208,000)
Decrease (increase) in prepaid expenses and other current assets	264,000	(515,000)	154,000
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	(3,618,000)	(2,155,000)	2,535,000
Net cash used in operating activities	(11,433,000)	(2,329,000)	(8,478,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures - real estate	(3,499,000)	(2,201,000)	(2,295,000)
Net capital expenditures - oil & gas	(5,000)	-	-
Proceeds from sales and redemptions of marketable securities	-	374,000	-
Purchase of mortgage notes and loans receivable	-	(123,000)	-
Proceeds from mortgage notes receivable	536,000	1,113,000	1,673,000
Proceeds from sales of real estate	22,669,000	20,615,000	19,874,000
Proceeds from sale of oil and gas properties	-	-	28,131,000
(Increase) decrease in short-term marketable securities	17,731,000	(10,859,000)	(11,147,000)
(Increase) decrease in restricted cash	10,522,000	(6,652,000)	(3,755,000)
Net cash provided by investing activities	47,954,000	2,267,000	32,481,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	416,000	400,000	0
Principal payments of long-term debt	(4,150,000)	(13,903,000)	(11,639,000)
Proceeds from exercise of stock options	290,000	40,000	21,000
Purchase of treasury stock	(462,000)	(357,000)	(185,000)
Non-controlling interest of joint venture partner	(5,397,000)	-	-
Payment of cash dividend	(23,697,000)	-	-
Net cash used in financing activities	(33,000,000)	(13,820,000)	(11,803,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-	-

Net increase (decrease) in cash and cash equivalents	3,521,000	(13,882,000)	12,200,000
CASH AND CASH EQUIVALENTS, beginning of year	6,081,000	19,963,000	7,763,000
CASH AND CASH EQUIVALENTS, end of year	$9,602,000	$6,081,000	$19,963,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	1,993,000	2,903,000	3,025,000
Income taxes, net	9,868,000	(2,702,000)	7,567,000

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

Wilshire Enterprises, Inc. (“Wilshire” or “the Company”) is engaged in acquiring, owning and managing real estate properties and real estate related securities. The Company’s real estate holdings are located in the states of Arizona, Florida, New Jersey and Texas. The Company’s real estate holdings are owned both in its own name and through holding companies and limited liability companies. The Company also maintains investments in marketable securities, which are classified as available for sale.

The Company had been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000, recording a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the financial statements as presented reflect in discontinued operations oil and gas operations for the first two months of 2004. The 2006 and 2005 financial statements include the continuing reconciliation process between the Company and its joint interest partners, final assessments from various governmental bodies for tax audits and other matters and changes in estimates for the remaining obligations related to the wind-up of the oil and gas businesses.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled joint venture for the years ended December 31, 2006, 2005 and 2004. All significant intercompany account balances and transactions have been eliminated in consolidation. At December 31, 2006, the Company has a 50% ownership in a joint venture that is consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The “minority interest” in this investment is included in Stockholders’ Equity under the caption “Non-controlling interest of joint venture partner.”

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents and marketable debt securities:

Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents and marketable investments. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Marketable debt investments consist primarily of auction rate interest bearing securities whose interest rates reset every seven to 45 days. These securities are redeemable at each interest rate reset date. Wilshire maintains its cash in the United States in bank accounts ($7,349,000) and brokerage and securities accounts ($5,075,000). The balances maintained in bank accounts may, at times, exceed Federally insured limits. At December 31, 2006, cash balances in banks that exceeded Federally insured limits amounted to $6,786,000. Investments in accounts maintained at brokerage houses consist of funds held in highly liquid money market accounts ($800,000) and short-term, mainly tax-exempt or tax advantaged, investments ($4,275,000) that are subject to the Company’s investment policy guidelines concerning credit rating, concentrations and size of transaction. At December 31, 2006, these short-term securities were comprised principally of auction rate securities that have short-term interest rate reset and redemption features, usually every seven to 45 days. The Company also has $1,665,000 in cash with its Canadian subsidiary that is being invested in short-term deposits at a major Canadian bank. The funds at the Canadian subsidiary are expected to be repatriated to the United States during 2007, and represent principally the only assets currently held outside of the United States.

Restricted cash represents $212,000 of residential tenant deposits for Company properties located in New Jersey.

Marketable equity securities:

As of December 31, 2006 and 2005, the marketable equity securities held by the Company consist of common shares in one real estate company in the United States, which is classified as available for sale. These securities are carried at fair value based upon quoted market prices of $1,672,000 at December 31, 2006 and $1,801,000 at December 31, 2005, which exceeded their cost of $1,559,000 at December 31, 2006 and 2005 by $113,000 and $242,000, respectively. During 2005, the Company sold shares with a market value of $374,000 and a cost of $240,000, realizing a gain of $134,000 before income taxes. Unrealized gains and losses, representing the difference between an investment’s cost and its fair value, are charged (credited) directly to shareholders’ equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At December 31, 2006 and 2005, no write down was required to record other than temporary impairment of securities.

Deferred loan costs:

Prepaid expenses and other current assets include deferred loan costs of $314,000 at December 31, 2006 and $413,000 at December 31, 2005. Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $52,000 in 2006, $59,000 in 2005 and $86,000 in 2004. Deferred loan costs relate to mortgage loans for both continuing and discontinued real estate properties.

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

The composition of the Company’s real estate and other properties follows:

	December 31,
	2006	2005

Real estate and other properties:
Land	$3,378,000	$3,378,000
Building	26,149,000	25,711,000
Furniture, fixtures and equipment	8,664,000	7,775,000

Accumulated depreciation	(14,734,000)	(12,797,000)

Net real estate and other properties	23,457,000	24,067,000

Real estate held for sale:
Land	1,486,000	2,724,000
Building	4,253,000	16,965,000
Furniture, fixtures and equipment	423,000	2,301,000

Accumulated depreciation	(932,000)	(1,885,000)

Net real estate held for sale	5,230,000	20,105,000

Net real estate and other properties	$28,687,000	$44,172,000

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

Management does not believe at December 31, 2006 and 2005 that the value of any of its properties is impaired.

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

Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2006 and 2005, the Company had a zero valuation allowance.

Foreign operations:

The assets and liabilities of the Company’s Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. The aggregate effect of translation losses is reflected as a component of accumulated other comprehensive income (loss) until the sale or liquidation of the underlying foreign investment. In 2004, with the sale of the Company’s Canadian oil and gas assets, it was determined that the underlying business that had given rise to foreign currency translation gains and losses had been substantially liquidated and, accordingly, the cumulative amount of foreign currency translation gains and losses included in accumulated other comprehensive income (loss) was transferred out of accumulated other comprehensive income and recognized in the statement of income in the determination of consolidated net income (loss). In 2006, 2005 and 2004, foreign currency translation losses totaling $26,000, $449,000 and $529,000, respectively were included in the statements of income.

See Note 2 for additional information on the sale of the Canadian oil and gas assets in 2004.

Earnings (loss) per share:

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

In computing diluted earnings per share for the years ended December 31, 2006, 2005 and 2004, the assumed exercise of all of Wilshire’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the earnings per share calculation table below.

	2006	2005	2004
Numerator-
Net income	$2,285,000	$6,891,000	$2,027,000

Denominator-
Weighted average common
shares outstanding - Basic	7,887,777	7,863,886	7,795,843
Incremental shares from assumed
conversions of stock options	127,234	102,512	159,242
Weighted average common shares
outstanding - Diluted	8,015,011	7,966,398	7,955,085

Basic earnings per share:	$0.29	$0.88	$0.26

Diluted earnings per share:	$0.28	$0.87	$0.25

Stock-based compensation:

In December 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 123R (SFAS 123R), “Accounting for Stock-Based Compensation.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required.

The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $94,000 during 2006 in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings per share for the year ended December 31, 2006 was $0.01.

For the years ended December 31, 2005 and 2004, the Company accounted for stock options in accordance with the provision of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations. In accordance with the provisions of APB No. 25, the Company recognized compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the “intrinsic value method”). However, for periods through December 31, 2005, the Company was not required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. All outstanding stock options granted through December 31, 2005 were granted at exercise prices that equaled the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock option plans in 2005 and 2004.

The pro forma impact of expensing stock options for the years ended December 31, 2005 and 2004 would have reduced reported net income for the years ended December 31, 2005 and 2004 by approximately $47,000 and $31,000, respectively. The per share impact, basic and diluted, would have been less than $0.01 per share for the years ended December 31, 2005 and 2004.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes model incorporates the following assumptions:

•	Expected volatility - the Company estimates the volatility of common stock at the date of grant using historical volatility.

•	Expected term - the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option and historical experience.

•	Risk-free interest rate - the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

•
Dividends - the Company uses an expected dividend yield of zero despite the fact that the Company paid a one-time distribution of $3.00 per share during 2006. The Company intends to retain any earnings to fund future operations and potentially invest in additional real estate activities and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

The following table outlines the variables used in the Black-Scholes option-pricing model.

	2006	2005	2004

Risk free interest rate	5.03%	4.09%	3.97%
Volatility	18.90%	40.30%	37.40%
Dividend yield	-%	-%	-%
Expected option life	10 years	5 years	5 years

As of December 31, 2006, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $210,000, which will be recognized over a remaining average period of 2.2 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to non-employee directors at December 31, 2006 is as follows:

Year ending December 31, 2007	$97,000
Year ending December 31, 2008	$66,000
Year ending December 31, 2009	$38,000
Year ending December 31, 2010	$9,000
$210,000

Accumulated other comprehensive income (loss):

Comprehensive income (loss) includes net income (loss), unrealized gain (loss) on available for sale securities and foreign currency translation adjustments. In 2004, the oil and gas business giving rise to the foreign currency translation adjustment was sold. Accordingly, the cumulative balance of the foreign currency translation adjustment was transferred out of accumulated other comprehensive income (loss) in 2004 and recognized in the determination of Discontinued Operations Oil and Gas - Loss from Operations and Net Income (Loss) on the Statement of Income.

Changes in the components of Accumulated other Comprehensive Income (Loss), net of taxes for the years 2006, 2005 and 2004 are as follows -

	Unrealized Gains (Losses) on Available-for-Sale Securities	Cumulative Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
BALANCE, December 31, 2003	$108,000	$(1,536,000)	$(1,428,000)
Change for the year 2004	456,000	1,536,000	1,992,000
BALANCE, December 31, 2004	564,000	-	564,000
Change for the year 2005	(420,000)	-	(420,000)
BALANCE, December 31, 2005	144,000	-	144,000
Change for the year 2006	(76,000)	-	(76,000)

BALANCE, December 31, 2006	$68,000	$-	$68,000

The change in unrealized gains (losses) on available for sale securities in 2005 include transfers to realized gain of $129,000.

Advertising expense:

The Company advertises for tenants for its properties through various media, including print and internet. Advertising costs are expensed as incurred and amounted to $112,000 in 2006, $248,000 in 2005 and $252,000 in 2004.

Reclassifications:

Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform to the 2006 presentation.

2.	Discontinued operations:

During 2006, the Company sold its triple net lease on a bank branch in Rutherford, New Jersey, its hotel known as the Wilshire Grand Hotel and Banquet Facility in New Jersey, its forty two (42) condominium units at Galsworthy Arms Condominiums in Long Branch, New Jersey and Twelve Oaks apartment complex in Riverdale, Georgia for gross proceeds of $22,669,000 and an after-tax gain of $4,233,000. In 2005, the Company sold three condominium units at Galsworthy Arms Condominiums in Long Branch, New Jersey, two condominium units at Jefferson Gardens Condominiums in Sussex, New Jersey and the Biltmore Club Apartments in Phoenix, Arizona for gross proceeds of $20,615,000 and an after-tax gain of $9,276,000. In 2004, the Company sold 13 residential properties located in Jersey City, New Jersey, parcels of land in South Brunswick, New Jersey, and Montville, New Jersey, and two condominium units at Jefferson Gardens, Sussex, New Jersey, for gross proceeds of $19,976,000 and an after-tax gain of $4,125,000.

On September 30, 2005, the Company, as managing member of WO Grand Hotel, LLC (the “Seller”), entered into a definitive agreement (the “Purchase Agreement”) with 350 Pleasant Valley Hotel Associates, L.L.C. (the “Acquirer”) to sell the Wilshire Grand Hotel & Banquet Facility (the “Hotel”) to the Acquirer for $12.75 million. The Acquirer is an investor group with which Wilshire has no prior relationship. The sale closed on May 4, 2006.

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

The operating agreement of the LLC provides for various circumstances which might result in the distribution of cash flow from operations and net proceeds resulting from the sale or liquidation of the Hotel. The operating agreement stipulates that in the event that the Company enters into a binding contract to sell the Hotel during the six months and twenty days subsequent to June 2, 2005, then the net proceeds resulting from the sale will be allocated and distributed on an equal basis to the Company and Proud Three. As a result of the closing of the sale of the Hotel on May 4, 2006, the Company received a distribution of $6.1 million.

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

The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2006, the Company’s residential apartment complex known as Jefferson Gardens Condominiums (Sussex, New Jersey) and its office buildings Amboy Towers (Perth Amboy, New Jersey), Tamarac (Tamarac, Florida) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

Since December 31, 2006, the Company has sold two condominiums at Jefferson Gardens and a parcel of land located in Lake Hopactong for gross proceeds of $1,189,000 and an after-tax gain of approximately $450,000.

The Company’s Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. After closing adjustments, the proceeds were reduced to $28,131,000. The Company recorded a net gain on the sale of its oil and gas assets of $567,000.

During 2006, 2005 and 2004, the Company recorded losses, net of taxes from operating its oil and gas businesses of $115,000, $1,105,000 and $1,889,000, respectively. The net loss from operating the oil and gas business in 2006 and 2005 reflects the professional fees associated with the wind down of the oil and gas businesses, the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale, adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business and a $449,000 foreign currency translation loss related to the Company’s Canadian oil and gas business during 2005. Year 2004 operating results also include the results of the oil and gas business for January and February and the continuing reconciliation process between the Company and its partners for periods prior to the effective dates of the sales.

The 2005 and 2004 statements of income have been reclassified to reflect the current alignment of the Company’s properties between continuing operations and discontinued operations.

3.	Long-term debt:

Long-term debt as of December 31 consists of the following:

	2006	2005

Mortgage notes payable (a)	$4,504,000	$7,474,000
Mortgage notes payable (b)	21,096,000	21,410,000
Mortgage notes payable (c)	4,018,000	4,068,000
Mortgage notes payable (d)	-	400,000

Total	29,618,000	33,352,000
Less: Current portion	535,000	1,862,000

Long-term debt	$29,083,000	$31,490,000

Long-term debt applicable to discontinued operations:
Included in current liabilities	$58,000	$1,407,452
Included in non-current liabilities	700,000	2,659,723

Total	$758,000	$4,067,175

(a)
Mortgage notes payable to North Fork Bank payable in monthly installments, bearing interest at a weighted average effective rate of 6.375%. These mortgage notes were secured by a first mortgage interest in various residential and commercial real estate properties in Arizona, Florida, and New Jersey. The notes are being amortized over a 25-year period and mature in February 2013, with a balloon principal payment due at maturity. At December 31, 2006, the properties securing the notes had an approximate net book value of $3,634,000.

(b)
Mortgage notes payable to five real estate mortgage conduits arranged by Wachovia Bank that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013, with a balloon principal payment due at maturity. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2006 had an approximate net book value of $13,161,000.

(c)
Mortgage note payable to Orix Real Estate Capital Markets that is payable in monthly installments of principal and interest, bearing interest at 7.9%. The note is being amortized over a 30-year period and matures in June 2009, with a balloon principal payment due at maturity. The note is secured by residential property located in Texas that at December 31, 2006 had an approximate net book value of $4,880,000.

(d)
During June 2005, WO Grand Hotel, L.L.C., a limited liability company that is 50% owned by Wilshire and where Wilshire is the manager of the limited liability company, borrowed $400,000 from Wilshire and $400,000 from the other 50% owner of WO Grand Hotel, LLC, Proud Three, L.L.C. Interest accrued on the note at a rate of 8% per annum and was payable monthly. The note had a 10 year amortization period and a five year payment period. The note was originally scheduled to mature on May 2, 2010 with a balloon principal payment due at maturity. The amount borrowed from Wilshire was eliminated in consolidation. The WO Grand was sold on May 4, 2006 at which time the debt was repaid.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2006 and thereafter are as follows:

Year	Amount
2007	$535,000
2008	561,000
2009	4,431,000
2010	553,000
2011	548,000
Thereafter	22,989,000

$29,617,000

4.	Mortgage notes receivable:

During June 2000, the Company acquired mortgage notes receivable collateralized by underlying property from The Trust Company of New Jersey for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. Under its original terms, the mortgage notes receivable and subsequent advances were due 2007 and bore interest at 9.75%. In connection with the mortgage note receivable the Company was to earn a $2,500,000 financing fee. The fee was being recognized in income by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company had the right to receive a portion of the proceeds from the sale of the underlying property. During the years 2005 and 2004, the Company received amortization and financing fees in the amount of $3,000 and $471,000, respectively.

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

5.	Commitments and contingencies:

Commercial leases:

Wilshire leases commercial space to tenants for periods of up to seven years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in the five years subsequent to December 31, 2006 and thereafter is as follows:

Year	Amount
2007	$1,935,000
2008	1,278,000
2009	804,000
2010	555,000
2011	198,000
Thereafter	53,000
$4,823,000

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimum rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of the percentage of tenants’ reported sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2006 were not material.

Residential leases:

Lease terms for residential tenants are usually one year or less.

City of Perth Amboy, New Jersey:

Wilshire achieved a settlement agreement with the City of Perth Amboy, New Jersey, regarding the redevelopment zone status of its office building, Amboy Towers. In an agreement signed in February 2005, the City agreed to name the Company as the redeveloper for Amboy Towers and Wilshire agreed to invest at least $750,000 in capital improvements in the building over the 18-month period commencing with the signing of the agreement. The Company satisfied its commitment during 2006 and accordingly has spent approximately $910,000 on capital improvements since reaching this agreement.

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

The Company leased space on a month-to-month basis in Jersey City, New Jersey prior to moving its headquarters to Newark, NJ. The Company also leased space on month to month leases in Calgary, Canada and Oklahoma City, Oklahoma for its oil and gas business. The lease in Calgary, Canada was terminated in April 2004 with the sale of the Canadian oil and gas assets. The lease in Oklahoma City, Oklahoma was terminated in June 2004 after the final settlement of the sale of the United States oil and gas assets. Rental expense for all of the Company’s offices amounted to approximately $140,000 in 2006, $137,000 in 2005 and $60,000 in 2004.

Rights plan:

In June 1996, the Company’s Board of Directors adopted the Stockholder Protection Rights Plan (the “Rights Plan”). The Rights Plan provides for the issuance of one Right for each share of common stock outstanding as of July 6, 1996 and for each share of Common Stock issued after July 6, 1996, pursuant to the provisions of the Rights Plan. In June 2006, the Company’s Board of Directors approved an extension of the Rights Plan. The extension is for a one year period where at the end of this period, the Board of Directors may approve an additional one year extension through a vote of the independent members of the Board. Any further extension of the Rights Plan would require a vote of the Company’s stockholders. On December 6, 2006, the Company’s Board of Directors adopted an Amended and Restated Stockholder Protection Rights Agreement (the “Amended and Restated Rights Agreement”), which amends the definition of “Acquiring Person”. In general, the term “Acquiring Person” refers to “any Person who is a Beneficial Owner of 15% or more of the outstanding shares of Common Stock” of the Company. However, pursuant to the amended language, a Person (as defined in the Amended and Restated Rights Agreement) who is a Beneficial Owner (as defined in the Amended and Restated Rights Agreement) of any shares of the Company’s common stock on December 6, 2006 will not be an “Acquiring Person” unless and until (a) such Person is or becomes a Beneficial Owner of 15% or more of the outstanding shares of the Company’s outstanding common stock and (b) subsequent to the execution of the Amended and Restated Rights Agreement, such Person becomes the Beneficial Owner of additional shares of the Company’s common stock representing more than 6% of the shares of the Company’s common stock outstanding at the time the additional shares are acquired. Prior to the December 6, 2006 amendment to the definition of “Acquiring Person”, the Company’s Rights Plan provided that an “Acquiring Person” did not include a Person who Beneficially Owned 10% or more of the Company’s common stock on June 21, 1996 (the date on which the Company’s Rights Plan was originally entered into by the Company and the Rights Agent) so long as that Person did not become the Beneficial Owner of 25% or more of the outstanding shares of the Company’s common stock. This provision has been deleted. No other substantive changes have been made to the Company’s Rights Plan. The Rights are separable from and exercisable upon the occurrence of certain triggering events and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

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

As of December 31, 2006 and 2005, 7,916,248 and 7,854,514, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2006 and 2005, the outstanding Rights are not considered in the computation of basic and diluted earnings per share.

Share repurchase authorization:

On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2006, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share.

6.	Stock option plans:

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

In June 1995, the Company adopted two stock-based compensation plans (1995 Stock Option and Incentive Plan the “Incentive Plan”; and 1995 Non-employee Director Stock Option Plan the “Director Plan”) under which, up to 450,000 and 150,000 shares, respectively were available for grant. In 2003, 50,000 options were granted under the Incentive Plan and 5,000 options were granted under the Director Plan. In 2004, 5,000 options were granted under the Director Plan. The Incentive Plan and Director Plan expired ten years after their date of adoption. Accordingly, no additional awards may be granted under either of these plans.

Stock option grants under the 2004 Director Plan amounted to 25,000 options in 2006 and 2005. No options were granted under the 2004 Incentive Plan in either 2005 or 2006.

The number and terms of the options granted under these plans are determined by the Company’s Compensation Committee (the Committee) based on the fair market value of the Company’s common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

A summary of option activity under the option plans as of December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighed Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2006	160,450	$4.97	6.9	$452,000
Options granted	25,000	9.20	9.4	116,000
Options exercised	(65,450)	3.48	4.8	290,000
Options terminated and expired	-	-	-	-
Options outstanding at December 31, 2006	120,000	$6.15	7.5	$192,000

Options exercisable at December 31, 2006	36,250	$5.12	6.3	$21,000

The fair value of the options granted during 2006 was $99,000.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Nonvested Shares	Shares	Weighed-Average Grant-Date Fair Value
Nonvested shares at January 1, 2006	48,066	$6.36

Shares Granted	29,500	8.67
Shares Vested	(15,800)	6.36
Shares Forfeited	(2,666)	6.97

Nonvested shares at December 31, 2006	59,100	$7.48

During 2006, 29,500 restricted shares of common stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the year ended December 31, 2006 includes $42,000 related to the issuance of restricted shares in 2006. Also during 2006, 22,465 shares of common stock were granted to employees under the 2004 Incentive Plan without any restrictions. These shares were issued in satisfaction of incentive bonus awards that had been accrued and expensed in 2005.

During 2005, 47,400 restricted shares of common stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the years ended December 31, 2006 and 2005 include $97,000 and $170,000 related to the issuance of restricted shares in 2005. Also during 2005, 66,000 shares of common stock were granted to employees under the 2004 Incentive Plan without any restrictions. The majority of these shares were issued in satisfaction of incentive bonus awards that had been accrued and expensed in 2004.

During 2004, 4,529 restricted shares of common stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the years ended December 31, 2006, 2005 and 2004 include $2,000, $16,000 and $6,000, respectively, related to the issuance of restricted shares in 2004.

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

7.	Income taxes

The components of income before income taxes are as follows:

	2006	2005	2004

United States operations	$3,874,000	$11,969,000	$2,688,000
Operations outside the United States	(46,000)	100,000	1,866,000
Total	$3,828,000	$12,069,000	$4,554,000

Provision (benefit) for income taxes consists of the following:

	2006	2005	2004
Continuing Operations
Federal
Current	$(264,000)	$(700,000)	$(782,000)
Deferred	(416,000)	(41,000)	189,000
	(680,000)	(741,000)	(593,000)
State
Current	(159,000)	(277,000)	670,000
Deferred	10,000	(1,000)	(486,000)
	(149,000)	(278,000)	184,000

Total Continuing	$(829,000)	$(1,019,000)	$(409,000)

Discontinued Operations
Real Estate
Federal
Current	$2,262,000	$(320,000)	$2,463,000
Deferred	(347,000)	4,744,000	(247,000)
	1,915,000	4,424,000	2,216,000
State
Current	831,000	211,000	222,000
Deferred	(159,000)	910,000	(176,000)
	672,000	1,121,000	46,000

Total Real Estate	$2,587,000	$5,545,000	$2,262,000

Oil and Gas
Federal
Current	$0	$(59,000)	$3,235,000
Deferred	0	0	(3,488,000)
	0	(59,000)	(253,000)
State
Current	0	191,000	3,000
Deferred	0	0	0
	0	191,000	3,000
Foreign
Current	(215,000)	452,000	4,044,000
Deferred	0	0	(3,120,000)
	(215,000)	452,000	924,000

Total Oil & Gas	$(215,000)	$584,000	$674,000

Total	$1,543,000	$5,110,000	$2,527,000

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate from continuing operations is as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Federal income tax provision (benefit) at statutory rate	$(607,000)	35.0%	$(630,000)	35.0%	$(595,000)	35.0%
State tax expense (benefit) net of (including) Federal impact	(96,000)	5.6	(180,000)	10.0	120,000	(7.1)
Dividend exclusion	(29,000)	1.7	(37,000)	2.1	(50,000)	2.9
Tax-exempt interest	(96,000)	5.5	(113,000)	6.3	(68,000)	4.0
Other	(1,000)	0.0	9,000		0	0.0
Total tax expense (benefit) / Effective tax rate (benefit)	$(829,000)	47.8%	$(951,000)	53.4%	$(593,000)	34.8%

Significant components of deferred tax liabilities as of December 31, 2006 and 2005 were as follows:

	2006	2005

Tax over book depreciation, depletion and amortization -
Oil and gas and real estate properties - U.S.	$602,000	$1,672,000
Deferred gains on sales of real estate properties - U.S.	0	5,794,000
Deferred income	(106,000)
Restricted stock	56,000
Unrealized gain on marketable securities	48,000	99,000

Net deferred tax liability	600,000	7,565,000
Current portion of deferred tax liability	(48,000)	(99,000)

Noncurrent deferred tax liability	$552,000	$7,466,000

8.	Segment information:

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

Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three years in the period ended December 31, 2006. Asset information is not reported since Wilshire does not use this measure to assess performance.

	2006	2005	2004
Real estate revenue:
Residential	$7,387,000	$6,907,000	$6,775,000
Commercial	1,447,000	1,279,000	1,339,000
Totals	$8,834,000	$8,186,000	$8,114,000

Real estate operating expenses:
Residential	$4,572,000	$4,143,000	$3,879,000
Commercial	703,000	565,000	562,000
Totals	$5,275,000	$4,708,000	$4,441,000

Net operating income (“NOI”):
Residential	$2,815,000	$2,764,000	$2,896,000
Commercial	744,000	714,000	777,000
Totals	$3,559,000	$3,478,000	$3,673,000

Capital improvements:
Residential	$783,000	$673,000	$111,000
Commercial	546,000	231,000	314,000
Totals	$1,329,000	$904,000	$425,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$3,559,000	$3,478,000	$3,673,000
Total other income, including net investment income	843,000	1,541,000	685,000
Depreciation expense	(1,987,000)	(1,215,000)	(1,427,000)
General and administrative expense	(2,475,000)	(3,493,000)	(2,143,000)
Interest expense	(1,811,000)	(1,911,000)	(1,916,000)
Income tax benefit	829,000	1,019,000	409,000

Loss from continuing operations	$(1,042,000)	$(581,000)	$(719,000)

9.	Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2006 and 2005, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $28.6 million at December 31, 2006, which is lower than the carrying value by $1.0 million. At December 31, 2005, mortgage notes payable had an estimated fair value based on discounted cash flow models of approximately $32.6 million, which is lower than the carrying value by $0.7 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2006.

11.	Other matters

During the latter portion of 2006 and the first quarter of 2007, the Company conducted a preliminary inquiry into its relationship with a private consulting firm. As a result of that inquiry, the Company voluntarily reported to governmental authorities that a principal of the private consulting firm was, and may continue to be, a public servant in a municipality in which the Company does business; for some period of time the consulting firm was provided office space by the Company on a rent-free basis in a building owned by the Company; and the fees charged the Company by the private consulting firm for consulting services may have been above the customary fees for the services provided.

The Company is cooperating fully with governmental authorities with respect to this matter, and understands that this matter remains under investigation by such authorities. The Company’s special counsel has met and spoken with governmental authorities on several occasions and the Company has responded to governmental requests for documentation. At this time, the Company is unable to assess the scope of any such investigation or the impact, if any, of such investigation on the Company.

The Company has undertaken a review of its records and record-keeping practices. As a result of this review, the Company has concluded that (i) the events under investigation do not materially adversely affect any financial statements previously filed by the Company and (ii) the Company is not aware of any comparable arrangements with other public servants.

 The Company has incurred considerable expense in connection with its preliminary investigation, the steps it is taking to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $87,000 of such expenses was incurred during the fourth quarter of 2006 and approximately $414,000 (unaudited) of such expenses was incurred during January and February of 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

On January 16, 2007, the Company delivered a letter to Daniel Pryor, the Company’s then president and chief operating officer, notifying him that his employment terminated effective February 16, 2007. Also, on January 16, 2007, and after the letter referred to in the preceding sentence was delivered, the Company received a letter from Mr. Pryor, dated January 16, 2007, in which Mr. Pryor notified the Company that he was resigning from his employment with the Company effective as of January 14, 2007. Subsequent to these letters, Mr. Pryor has asserted, through his counsel, that the Company owes him certain amounts, including salary and bonus through June 30, 2007, 2006 bonus and attorneys fees. Mr. Pryor also has asserted, through his counsel, that the Company has defamed him. The Company rejects these assertions by Mr. Pryor.

12.	Subsequent events

The Company closed on the sale of 2 condominium units during the first 2 months of 2007. The gross proceeds related to the sale of these 2 units were $339,000 which resulted in an after-tax gain of approximately $139,000.

In February 2007, the company closed on the sale of a parcel of land for gross proceeds of $850,000 which resulted in an after-tax gain of approximately $288,000. Taxes payable in the amount of $177,000 on this property may be deferred as a result of a Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property.

13. Quarterly data (Unaudited)

The following represents the Company’s results of operations for each quarter for the years ended December 31, 2006 and 2005. The amounts presented for the quarters stated in 2005 are different from amounts presented in the Company’s quarterly reports on Form 10-Q as originally filed due to the restatements discussed previously in this footnote. The earnings per share amounts may not total to the earnings per share for the full year.

	Quarter ended
	March 31	June 30	September 30	December 31

2006:
Revenues	$2,109,000	$2,234,000	$2,248,000	$2,243,000

Costs and expenses:
Operating expenses	1,212,000	1,233,000	1,423,000	1,407,000
Depreciation	224,000	922,000	558,000	283,000
General and administrative	512,000	840,000	396,000	727,000
Total costs and expenses	1,948,000	2,995,000	2,377,000	2,417,000

Income (loss) from operations	161,000	(761,000)	(129,000)	(174,000)

Dividend and interest income	252,000	300,000	160,000	124,000
Other income	3,000	2,000	-	2,000
Interest expense including amortization of deferred financing costs	(454,000)	(472,000)	(431,000)	(454,000)

Income (loss) before provision for taxes	(38,000)	(931,000)	(400,000)	(502,000)
Income tax expense (benefit)	(71,000)	(323,000)	(213,000)	(222,000)

Income (loss) from continuing operations	33,000	(608,000)	(187,000)	(280,000)

Discontinued operations - real estate	3,544,000	26,000	255,000	(613,000)
Discontinued operations - oil & gas	(153,000)	(347,000)	(6,000)	621,000

Net income (loss)	$3,424,000	$(929,000)	$62,000	$(272,000)

Basic earnings (loss) per share:
Continuing operations	$-	$(0.07)	$(0.02)	$(0.03)
Discontinued operations	0.44	(0.05)	0.03	0.00
Net income (loss)	$0.44	$(0.12)	$0.01	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$-	$(0.07)	$(0.02)	$(0.03)
Discontinued operations	0.43	(0.05)	0.03	0.00
Net income (loss)	$0.43	$(0.12)	$0.01	$(0.03)

	Quarter Ended
	March 31	June 30	September 30	December 31

2005:
Revenues	$1,562,000	$1,162,000	$1,149,000	$1,179,000

Costs and expenses:
Operating expenses	862,000	564,000	653,000	677,000
Depreciation	346,000	205,000	244,000	255,000
General and administrative	535,000	1,594,000	602,000	791,000
Total costs and expenses	1,743,000	2,363,000	1,499,000	1,723,000

Income (loss) from operations	(181,000)	(1,201,000)	(350,000)	(544,000)

Dividend and interest income	102,000	185,000	188,000	225,000
Gain on sale of marketable securities	134,000	-	-	-
Gain on sale of real estate related assets	675,000	-	-	-
Other income	7,000	24,000	-	1,000
Interest expense including amortization of deferred financing costs	(341,000)	(259,000)	(258,000)	(315,000)

Income (loss) before provision for taxes	396,000	(1,251,000)	(420,000)	(633,000)
Income tax expense (benefit)	137,000	(505,000)	(169,000)	(600,000)

Income (loss) from continuing operations	259,000	(746,000)	(251,000)	(33,000)

Discontinued operations - real estate	85,000	(58,000)	70,000	8,669,000
Discontinued operations - oil & gas	668,000	(532,000)	133,000	(616,000)

Net income (loss)	$1,012,000	$(1,336,000)	$(48,000)	$8,020,000

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.09)	$(0.03)	$(0.01)
Discontinued operations	(0.01)	(0.08)	0.03	1.03
Net income (loss)	$0.03	$(0.17)	$-	$1.02

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.09)	$(0.03)	$-
Discontinued operations	(0.01)	(0.08)	0.03	1.01
Net income (loss)	$0.03	$(0.17)	$-	$1.01

Schedule XI - Real Estate and Accumulated Depreciation
December 31, 2006
($ in 000s)

Column A	Column B	Column C Initial Cost		Column D Costs Capitalized Subsequent To Acquisition		Column E Gross Amount At Which Carried as of December 31, 2006			Column F	Column H	Column I
Description	Encum-brances	Land	Building & Improve-ments	Land	Building & Improve-ments	Land	Building & Improve-ments	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation is Computed

Arizona
340 unit garden apartment complex	$10,167	$800	$5,600	$-0-	$3,404	$800	$9,004	$9,804	$4,409	1992	Various
53,000 square foot office building	$3,746	$313	$2,384	$-0-	$2,178	$313	$4,562	$4,875	$2,297	1992	Various

Texas
228 unit apartment complex	$4,181	$620	$3,015	$-0-	$3,051	$620	$6,066	$6,686	$2,898	1992	Various
180 unit apartment complex	$4,018	$805	$4,450	$-0-	$828	$805	$5,278	$6,083	$969	2001	Various

New Jersey
132 unit apartment complex	$4,751	$480	$3,541	$-0-	$808	$480	$4,349	$4,829	$1,511	1997	Various

Other residential	$2,168	$301	$2,530	$-0-	$1,581	$301	$3,661	$3,962	$1,547	Various	Various

Other office/retail	$586	$637	$2,686	$-0-	$3,883	$637	$6,569	$7,206	$2,035	Various	Various

Land held for development	$-0-	$908	$-0-	$-0-	$-0-	$908	$-0-	$908	$-0-	Various	Various

	$29,617	$4,864	$24,206	$-0-	$15,733	$4,864	$39,489	$44,353	$15,666

The changes in real estate for the three years ended December 31, 2006, are as follows ($ in 000s):

	2006	2005	2004
Balance at beginning of year	$58,854	$58,937	$72,069
Property acquisitions	-	6,765	-
Improvements	3,504	1,339	2,251
Retirements/disposals	(18,005)	(8,187)	(15,383)
Balance at end of year	$44,353	$58,854	$58,937

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2006 was approximately $45,775.

The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2006, are as follows:

	2006	2005	2004

Balance at beginning of year	$14,682	$16,900	$17,731
Depreciation for year	2,021	1,288	1,928
Retirements/disposals	(1,036)	(3,506)	(2,759)
Balance at end of year	$15,667	$14,682	$16,900

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) as of December 31, 2006. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses have been noted in connection with the timeliness of the filing of this Annual Report on Form 10-K, the documentation of certain leases and rents at the Company’s property referred to in Item 3 and Note 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K, the matters the Company voluntarily reported to government authorities, as described in Item 3 and Note 11 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K (the “Other Matters”), the fact that the financial statements and accompanying footnotes supplied to the independent auditors for their review and comment contained inaccuracies and the fact that because of the Audit Committee's unfamiliarity with the specifics of all of the analyses it was required to make in light of the Other Matters, the Audit Committee deferred to managment and was not involved earlier in the scope and review of the Other Matters.

This Annual Report on Form 10-K was not filed with the SEC on a timely basis because it took longer than expected to finalize the Company’s financial statements. This was due to issues regarding the Company’s recording of estimated income tax receivable amounts and the additional review and analysis required by the auditors and management in light of the Other Matters. The tax item was brought to management’s attention through the Company’s own internal review process. The Company engaged a national independent accounting firm to conduct a tax analysis pursuant to FAS 109 in connection with this Annual Report and on a quarterly basis hereafter. See Note 7 to the Consolidated Financial Statements set forth in Item 8 of this Annual Report. Management believes that these tax issues are resolved. With respect to the documentation of leases and rents at one of the Company’s properties, all leases and contracts have been reviewed. Multiple levels of approval by management and the management company engaged by the Company are now required to approve leases and other contracts. In addition, management and its management company will receive and analyze more detailed reports concerning this property on a monthly basis. As stated in Item 3 and Note 11 to the Consolidated Financial Statements, management has concluded, after its review of its records and record keeping practices, that (i) the events under investigation by governmental authorities do not materially adversely affect any financial statements previously filed by the Company and (ii) the Company is not aware of any comparable arrangements with other public servants. The Audit Committee performed an independent review and analysis of the reports of management and the outside consultant hired by management to review the Company's disclosure controls and procedures prior to the filing of this Annual Report on Form 10-K.

In addition, management has noted that because of the Audit Committee’s unfamiliarity with the specifics of all of the analyses it was required to make in light of the Other Matters, it initially did not independently critique the reports of management and the outside consultant hired by management to review the Company’s disclosure controls and procedures. The Audit Committee did perform such an independent critique and analysis prior to the filing of this Annual Report on Form 10-K.

Based on the steps taken, management (i) believes that the consolidated financial statements included in this Annual Report on Form 10-K are fairly stated in all material respects and (ii) does not believe that the material weaknesses described above will result in any additional adjustments to previously released financial statements.

There were no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described above.

Item 9B. Other Information

None

PART III

Certain information required by Part III is incorporated by reference to Wilshire’s 2007 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of Wilshire’s fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders.
The information concerning Wilshire’s executive officers required by this item is included in Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct for its officers and employees. A copy of the Code of Conduct is available on the Company’s website (http://www.wilshireenterprisesinc.com) under the caption “Corporate Policies.”

Item 11.	Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2006 and 2005
(iii)	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004 (as restated)
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004 (as restated)
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 (as restated)
(vi)	Notes to Consolidated Financial Statements

Financial Statement Schedules:

(i)	Real Estate and Accumulated Depreciation December 31, 2006

(b)	Exhibits

Exhibit #	Description

3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated December 24, 1983, Certificate of Correction of Restated Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated March 24, 1987, Certificate of Amendment of Restated Certification of Incorporation dated July 29, 1987, Certificate of Amendment of Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated August 20, 1991,  Certificate of Amendment of Restated Certificate of Incorporation of Wilshire Enterprises, Inc. (formerly known as Wilshire Oil Company of Texas) dated June 30, 2003 and Certificate of  Designations and Terms of Series A Participating Preferred Stock of Wilshire Enterprises, Inc, dated June 22, 2006 (Incorporated by reference to Exhibits 3.1 and 3.2 of the  Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2006.)

3.2	By-laws, as amended and restated through December 4, 2006. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 7, 2006.)

4.1
Amended and Restated Stockholder Protection Rights Agreement, dated as of December 6, 2006, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 7, 2006.)

10.1	Wilshire Enterprises, Inc. 1995 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.2
Wilshire Enterprises, Inc. 1995 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.3	Wilshire Enterprises, Inc. 2004 Stock Option and Incentive Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.4
Wilshire Enterprises, Inc. 2004 Non-Employee Director Stock Option Plan. (Incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.5
Promissory Note given by Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.6
Environmental Indemnity Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.7
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

10.22
Contract of sale dated January 23, 2004 between Wilshire Enterprises, Inc. and Economic Properties 2004 L.L.C. for the sale of eleven properties in Jersey City, New Jersey. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.23	Employment agreement between the Company and Philip Kupperman dated as of July 1, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 4, 2002.)

10.24
Severance Letter Agreement between the Company and Sherry Wilzig Izak dated as of March 29, 2004. (Incorporated by reference to the similarly numbered exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.25
Employment agreement between the Company and Daniel C. Pryor dated as of April 24, 2004. (Incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.26
Letter agreement between the Company and Philip Kupperman dated as of April 18, 2005 terminating the employment agreement between the Company and Philip Kupperman. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2005.)

10.27
Purchase agreement and escrow instructions between Biltmore Club Apartments, L.L.C. (a subsidiary of Wilshire Enterprises, Inc.) and GDG Partners L.L.C. dated February 2, 2005. (Incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.)

10.28	Operating agreement of WO Grand Hotel, LLC dated as of June 2, 2005. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.)

10.29
Hotel purchase agreement dated as of September 30, 2005, by and between WO GRAND HOTEL, LLC, a New Jersey limited liability company, and 350 PLEASANT VALLEY HOTEL ASSOCIATES, L.L.C., a New Jersey limited liability company. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.)

10.30
Form of Indemnification Agreement of Directors and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 18, 2007).

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

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: April 30, 2007	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Directors:

By:	*	Date: April 30, 2007
Miles Berger

By:	*	Date: April 30, 2007
Milton Donnenberg

By:	/s/ S. Wilzig Izak	Date: April 30, 2007
S. Wilzig Izak

By:	*	Date: April 30, 2007
Eric J. Schmertz, Esq.

By:	*	Date: April 30, 2007
Ernest Wachtel

By:	*	Date: April 30, 2007
Martin Willschick

Officers:

By:	/s/ S. Wilzig Izak	Date: April 30, 2007
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Francis J. Elenio	Date: April 30, 2007
Francis J. Elenio
Chief Financial Officer

* Signed under power of attorney dated April 30, 2007 and filed herewith as Exhibit 24.

Exhibit Index

Exhibit #	Description

21	List of significant subsidiaries.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.