Form 10-K/A
period 2006-12-31
WILSHIRE ENTERPRISES INC
filed 2007-05-04
CIK 107454

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(adding Items 10 -14 and amending Item 15 only)

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 0-29359

WILSHIRE ENTERPRISES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0513668
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Gateway Center, Newark, New Jersey	07102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 420-2796

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered
Common Stock, $1.00 par value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☐    No: ☒

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐    No: ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☒    No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer: ☐    Accelerated Filer ☐    Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes: ☐    No: ☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006), was $22,160,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 30, 2007:

Class	Number of Shares
Common Stock, $1.00 par value	7,916,248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Wilshire Enterprises, Inc. (the “Company” or “Wilshire”) filed on May 1, 2007 with the Securities and Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2006 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the May 1, 2007 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The Company’s current Restated Certificate of Incorporation and By-Laws provide for a six member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class III expires at the 2007 Annual Meeting, Class I at the next succeeding Annual Meeting and Class II at the following succeeding Annual Meeting. The following table provides information regarding the members of our Board of Directors:

Name	Class	Principal Occupation and Age (a)(b)	Year Became Director of the Company

Miles Berger	I	Chairman of Berger Organization, Real Estate Management and Development Company, Newark, NJ Age 54	2002
Milton Donnenberg	II	Retired; formerly President, Milton Donnenberg Assoc., Realty Management, Carlstadt, NJ Age 84	1981
S. Wilzig Izak	II	Chairman of the Board since September 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President Age 48	1987
Eric J. Schmertz, Esq.	I	Of Counsel to the Dweck Law Firm; Distinguished Professor Emeritus and formerly Dean, Hofstra University School of Law, Hempstead, NY Age 81	1983
Ernest Wachtel	III	President, Ellmax Corp., Builders and Realty Investors, Elizabeth, NJ Age 82	1970
W. Martin Willschick	III	Manager, Treasury Services, City of Toronto, Canada Age 55	1997

(a)
No nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

(b)	Mr. Donnenberg is Ms. Izak’s uncle by marriage. Mr. Willschick is Ms. Izak’s first cousin.

In March, 2005, the Board of Directors created a new position of presiding director, whose primary responsibility is to preside over periodic sessions of the Board of Directors in which management directors do not participate. The presiding director also advises the Chairman of the Board and Committee chairs with respect to agendas and information needs relating to the Board and Committee meetings, provides advice with respect to the selection of Committee chairs and performs other duties that the Board may from time to time delegate to assist the Board in the fulfillment of its responsibilities. The non-management members of the Board of Directors have designated Eric J. Schmertz to serve in this position. Shareholders and other parties interested in communicating directly with the presiding director or with the non-management directors as a group may do so by writing to Presiding Director, Wilshire Enterprises, Inc., 1 Gateway Center, Newark, New Jersey 07102.

Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. The American Stock Exchange (the “AMEX”) has adopted amendments to its definition of independence. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee. All of the non-employee members of the Board of Directors, and, accordingly, all members of the Audit Committee, Compensation Committee and Nominating Committee of the Board, have been determined to be “independent” pursuant to the definition contained in the AMEX’s Corporate Governance Rules and under the SEC’s Rule 10A-3.

Board of Directors’ Meetings

The Board of Directors of the Company holds periodic meetings as necessary to deal with matters which it must consider. The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. During 2006, the full Board met a total of 13 times, the Audit Committee 3 times, the Compensation Committee 4 times and the Nominating Committee acted by unanimous consent. Each Board member attended at least 75% of the aggregate of the Board and committee meetings (of committees on which each such director served) held during 2006.

Executive Committee

The Board of Directors has an Executive Committee, which consists of S. Wilzig Izak (Chair), W. Martin Willschick and Eric J. Schmertz. This Committee may exercise all authority of the full Board with the exception of specified limitations relating to major corporate matters.

The Audit Committee

The Audit Committee of the Board of Directors serves to: (a) oversee the accounting and financial reporting processes of the Company, internal controls of the Company, and audits of the financial statements of the Company; (b) assist the Board of Directors in its oversight of: (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, (iv) the performance of the Company’s internal audit functions and its independent auditors, and (v) the accounting and financial reporting processes of the Company; and (c) prepare the Audit Committee report for inclusion in the proxy statement as required by the SEC.

The members of the Audit Committee are Mr. Willschick (Chair), Mr. Schmertz and Mr. Donnenberg.

The Board of Directors has determined that W. Martin Willschick constitutes an “audit committee financial expert”, as such term is defined by the SEC. As noted above, Mr. Willschick - as well as the other members of the Audit Committee - has been determined to be “independent” within the meaning of SEC and AMEX regulations.

Compensation Committee

The Compensation Committee of the Board serves to: (a) assist the Board in establishing and maintaining compensation and benefits policies and practices that support the successful recruitment, development and retention of talent in order to achieve the Company’s business objectives and optimize long-term financial returns; and (b) assist the Board in discharging its responsibilities for compensating the Company’s executives.

The members of the Compensation Committee are Mr. Schmertz (Chair), Mr. Wachtel and Mr. Berger.

Nominating Committee

The purposes of the Nominating Committee are to: (a) identify and screen individuals qualified for nomination to the Board; (b) recommend to the Board director nominees for election at each meeting of stockholders at which directors are to be elected and recommend to the Board individuals to fill any vacancies on the Board that arise between such meetings; and (c) recommend to the Board directors for appointment to each committee of the Board.

The members of the Nominating Committee are Mr. Berger (Chair), Mr. Wachtel and Mr. Donnenberg.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serving	In Current Position Since
S. Wilzig Izak (1)	48	Chairman of the Board	1990
Francis J. Elenio (2)	41	Chief Financial Officer	September, 2006

(1)	For a description of Ms. Izak’s business background, see “Board of Directors”.

(2)	Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer. He served as Chief Financial Officer of WebCollage, Inc. (a private company engaged in on-line content syndication) from March, 2006 to September, 2006, and as Interim Chief Financial Officer of TWS Holdings, Ltd. (a private company engaged in business process outsourcing) from November, 2005 to March, 2006. Prior to that he served as Chief Financial Officer and a director of RoomLinx, Inc. (a public company which provides wireless high-speed network solutions to the hospitality industry) from December, 2003 to November, 2005, and as Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc. (a public company which provides online wireless relay services to the deaf and hard of hearing community) from January, 1999 to August, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2006 except that Mr. Elenio, the Company’s Chief Financial Officer, filed late a Form 3 reporting his ownership upon becoming an executive officer and a Form 4 reporting his grant of restricted stock, Mr. Ugelow, the Company’s former chief financial officer, filed late a Form 4 reporting the forfeiture of his restricted stock upon his resignation and Mr. Pryor, the Company’s former president, filed late a Form 4 reporting the sale of shares by him as custodian for his child. These failures to file in a timely manner were inadvertent, and the filings were made as soon as the failures to file were noted.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website (http:// www.wilshireenterprisesinc.com) under the caption “Corporate Policies.”

Item 11. Executive Compensation

Compensation Discussion and Analysis

General

During 2006, the SEC substantially revised the disclosures that we are required to make with respect to executive compensation. As part of the SEC’s revised executive compensation discussion requirements, issuers must provide a “Compensation Discussion and Analysis” in which issuers explain the material elements of their compensation of executive officers by describing the following:

•	the objectives of the issuer’s compensation programs;

•	the conduct that the compensation programs are designed to reward;

•	the elements of the compensation program;

•	the rationale for each of the elements of the compensation program;

•	how the issuer determines the amount (and, where applicable, the formula) for each element of the compensation program; and

•	how each element and the issuer’s decisions regarding that element fit into the issuer’s overall compensation objectives and affect decisions regarding other elements of the compensation program.

Our compensation philosophy is dictated by the Compensation Committee of our Board of Directors. The duties and responsibilities of the Compensation Committee, which consists entirely of independent directors of the Board, include the following:

•	administer the employee benefit plans of the Company designated for such administration by the Board;

•	establish the compensation of the Company’s Chief Executive Officer (subject to the terms of any existing employment agreement);

•
with input from the Company’s Chief Executive Officer, establish or recommend to the Board the compensation of the Company’s other executive officers (subject to the terms of any existing employment agreements); and

•	monitor the Company’s overall compensation policies and employment benefit plans.

S. Wilzig Izak, our Chairman of the Board and Chief Executive Officer, participates in determinations regarding the compensation and design of our benefit programs for all employees, including our other executive officers. However, she does not participate in determining her own compensation.

Our Compensation Objectives and the Focus of Our Compensation Rewards

We believe that an appropriate compensation program should draw a balance between providing rewards to executive officers while at the same time effectively controlling compensation costs. We reward executive officers in order to attract highly qualified individuals, to retain those individuals in a highly competitive marketplace for executive talent and to motivate them to perform in a manner that maximizes our corporate performance.

We view executive compensation as having two key elements:

•	a current cash compensation program consisting of salary and cash bonus incentives; and

•	long-term equity incentives reflected in grants of stock options and/or restricted stock awards.

We do not provide executive officers with significant perquisites or other benefits.

We annually review our mix of short term performance incentives versus longer term incentives. We do not have set percentages of short term versus long term incentives. Instead, we look to provide a reasonable balance of those incentives.

In connection with establishing the compensation of our executive officers for 2006, we engaged a consultant. However, in an effort to save costs, the Compensation Committee decided to increase the Chief Executive Officer’s salary by an amount which was less than the increase recommended by the consultant. See “Salary” below. We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies. The Compensation Committee believes that the compensation paid to the Company’s Chief Executive Officer is less than the compensation paid to chief executive officers at other comparably sized real estate companies.

Specific Elements of Our Compensation Program

We have described below the specific elements of our compensation program for executive officers.

Salary. We pay salaries to our Named Officers in order to fairly compensate them for their day-to-day responsibilities in managing our business. Ms. Izak’s salary of $218,000 for 2006 represented a relatively small increase over her salary of $200,000 for both 2005 and 2004. The amount of her increase in salary for 2006 was less than the amount recommended by the Company’s outside consultant. Mr. Elenio joined the Company as Chief Financial Officer in September 2006 at an annual salary of $175,000, which the Compensation Committee believes is commensurate with his experience.

Bonus. Bonuses are designed to motivate executives by rewarding their individual performance and contribution to the Company’s financial performance. In connection with the Company’s continuing efforts to contain costs, the Chief Executive Officer and the Chief Financial Officer did not receive a bonus for 2006.

Long-Term Incentive Compensation. We provide long-term incentives to our executive officers through our 2004 Stock Option and Incentive Plan. We refer to this as our Stock Option Plan. Our Stock Option Plan permits the grant of stock options and restricted stock awards. Stock options and restricted stock awards were granted to our Chief Executive Officer in prior years, but not in 2006. Mr. Elenio received a restricted stock award of 25,000 shares upon joining the Company as Chief Financial Officer in September 2006. A total of 8,333 shares of the restricted stock awarded to Mr. Elenio vest on September 5, 2007, and the remaining 16,667 vest on September 5, 2008. The Compensation Committee may grant additional stock options or restricted stock awards to the Chief Executive Officer and Chief Financial Officer in the future in its discretion.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options granted under our Stock Option Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under our Stock Option Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date under the Stock Option Plan have not been at levels that, together with other compensation, approached the $1,000,000 limit. Also, since we retain discretion over cash bonuses, those bonuses also will not qualify for the exemption for performance-based compensation. Since none of the Company’s executive officers had compensation in excess of $1,000,000 for 2006, Section 162(m) was not applicable.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We are in the process of reviewing and modifying, as necessary, our deferred compensation arrangements since the enactment of Section 409A in 2004 in order to remain compliant with provisional guidance issued by the Internal Revenue Service under Section 409A.

Summary of Cash and Certain other Compensation

The following table sets forth, for the year ended December 31, 2006, a summary of the compensation earned by our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer and our former President. We refer to the executive officers named in this table as the “Named Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
S. Wilzig Izak Chairman of the Board (Chief Executive Officer)	218,000	0	0	28,769	246,769
Francis J. Elenio (1) Chief Financial Officer	58,333	0	112,500	12,760	183,593
Daniel Pryor (2) Former President	250,000	0	0	12,000	262,000
Seth Ugelow (3) Former Chief Financial Officer	98,872	17,500	0	12,402	128,774

(1)	Mr. Elenio joined the Company as Chief Financial Officer in September, 2006 at an annual salary of $175,000.

(2)	Mr. Pryor previously served as the Company’s President and Chief Operating Officer. On January 16, 2007, the Company delivered a letter to Mr. Pryor, notifying him that his employment with the Company terminated effective February 16, 2007. Also, on January 16, 2007, and after the letter referred to in the preceding sentence was delivered, the Company received a letter from Mr. Pryor, dated January 16, 2007, in which Mr. Pryor notified the Company that he was resigning from his employment with the Company effective as of January 14, 2007.

(3)	Mr. Ugelow resigned as the Company’s Chief Financial Officer effective August 11, 2006.

In the table above:

•
when we refer to “stock awards”, we are referring to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R, an accounting pronouncement which governs the manner in which we account for equity based compensation; in calculating such dollar amounts, we have made the assumptions described in Note 6 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2006; the amount for Mr. Elenio in the table above reflects the fair market value of the 25,000 restricted stock awards granted to him at $4.50 per share (a total of 8,333 shares of the restricted stock awarded to Mr. Elenio vest on September 5, 2007, and the remaining 16,667 vest on September 5, 2008);

•	in calculating the “stock awards”, we have disregarded any estimate of forfeitures relating to service-based vesting conditions; for 2006, for all grantees of stock awards and option awards under our plans, forfeitures amounted to $8,482; and

•	“all other compensation” includes the following:

•	for Ms. Izak: $12,000 for a travel allowance and $16,769 for unused vacation pay;

•	for Mr. Elenio: $2,760 for unused vacation pay and $10,000 as consideration for a waiver executed by him in connection with the previously disclosed amendment to the Company’s Stockholder Protection Rights Agreement in December 2006 (similar waivers were also executed by the Company’s Chairman of the Board and Chief Executive Officer and other members of the Board of Directors, without compensation). Mr. Elenio and such other persons agreed in their waivers that the stock options and restricted stock granted to them under the Company’s stock option plans would not automatically vest in connection with such December 2006 amendment;

•	for Mr. Pryor: $12,000 for a travel allowance; and

•
for Mr. Ugelow: $1,125 for a travel allowance, $4,308 for unused vacation days from 2005 until Mr. Ugelow’s resignation in August 2006 and $6,969 as reimbursement for medical insurance premiums waived by Mr. Ugelow.

Grants of Plan Based Awards

The following table sets forth, for each of the Named Officers, information regarding awards that we granted to each Named Officer in 2006 under our 2004 Stock Option and Incentive Plan. None of the Named Officers received an option grant during 2006, and Mr. Elenio was the only Named Officer to receive a restricted stock award. Messrs. Pryor and Ugelow are no longer with the Company.

Name (a)	Grant Date (b)	All Other Stock Awards: Number of Shares of Stock (#) (i)	Grant Date Fair Value of Stock and Option Awards ($) (l)
S. Wilzig Izak	—	—	—
Francis J. Elenio	9/5/2006	25,000	112,500
Daniel Pryor	—	—	—
Seth Ugelow	—	—	—

In the table above, we are disclosing:

•
in column (i), the number of shares of our common stock granted pursuant to stock awards made under our 2004 Stock Option and Incentive Plan. The shares granted to Mr. Elenio are restricted shares that are subject to vesting. A total of 8,333 shares of the restricted stock awarded to Mr. Elenio vest on September 5, 2007, and the remaining 16,667 vest on September 5, 2008. All restrictions on the restricted stock awards lapse upon a change in control. Dividends are paid on the restricted stock unless the shares are forfeited; and

•	in column (l), the fair value of each stock award, calculated as of the applicable grant date in accordance with FAS 123R.

Outstanding Equity Awards at December 31, 2006

The following table sets forth, for each of the Named Officers, information regarding stock options and stock awards outstanding at December 31, 2006. The vesting dates applicable to each such stock option and stock award are set forth in footnotes that follow the columnar explanations below the table.

Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
S. Wilzig Izak	10,000	10,000	3.32	7/15/2012	17,334	78,870
Francis J. Elenio	0	0	0	0	25,000	113,750
Daniel Pryor	0	0	0	0	12,266	58,810
Seth Ugelow	0	0	0	0	0	0

In the table above, we are disclosing:

•	in column (b), the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2006;

•	in column (c), the number of shares of our common stock underlying unexercised stock options that were not exercisable as of December 31, 2006;

•	in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2006;

•	in column (g), the number of shares of our common stock covered by stock awards that were not vested as of December 31, 2006; and

•	in column (h), the aggregate market value as of December 31, 2006 of the stock awards referenced in column (g).

In calculating market values in the table above, we have multiplied the closing market price of our common stock on December 29, 2006, the last trading day in 2006 - $4.55 - by the applicable number of shares of common stock underlying the Named Officers’ stock options or stock awards. The 17,334 restricted shares for Ms. Izak vest as follows: 8,667 shares vested on January 1, 2007 and the remaining 8,667 shares vest on January 1, 2008; the 25,000 restricted shares for Mr. Elenio vest as follows: 8,333 shares vest on September 5, 2007 and the remaining 16,667 shares vest on September 5, 2008; and the 12,266 restricted shares for Mr. Pryor vest as follows: 6,133 vested on January 1, 2007 and the initial grant terms provided that the remaining 6,133 would vest on January 1, 2008. Mr. Pryor is no longer with the Company. The 10,000 options held by Ms. Izak that were unexercisable at December 31, 2006 vest on July 15, 2007.

Options Exercised and Stock Awards Vested

The following table sets forth, for each of the Named Officers, information regarding stock options exercised during 2006 and stock awards vested during 2006. The phrase “value realized on exercise” represents the number of shares of common stock set forth in column (b) multiplied by the difference between the market price of our common stock on the date of exercise and the Named Officer’s exercise price. Similarly, the phrase “value realized on vesting” represents the number of shares of common stock set forth in column (d) multiplied by the market price of our common stock on the date on which the Named Officer’s stock award vested.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
S. Wilzig Izak	30,000	179,400	8,666	66,728
Francis J. Elenio	0	0	0	0
Daniel Pryor	0	0	6,134	47,231
Seth Ugelow	0	0	1,334	7,737

Employment Agreements and Other Arrangements with Executive Officers

On March 29, 2004, the Company provided S. Wilzig Izak, the Chairman of the Board, with a severance agreement. The agreement provides that on termination of her employment for any reason other than termination for Cause (as defined), she will receive a payment equal to $200,000.

On April 24, 2004, the Company entered into an employment agreement with Daniel C. Pryor, who initially served as Vice President-Business Development until June 30, 2004 and, thereafter, as the President and Chief Operating Officer. The term of Mr. Pryor’s employment agreement was through June 30, 2007. Under the agreement, Mr. Pryor received an annual base salary of $250,000 per year plus $1,000 per month as a car allowance. He was entitled to an annual bonus and stock options as determined by the Board of Directors of the Company, or the Committee that administers the Company’s stock option plan, as the case may be. The agreement provides that in the event that the agreement is terminated other than for “Cause” (as defined in the agreement), or in the event of a Change in Control Event (as defined in the Company’s 1995 Stock Option and Incentive Plan), all non-vested options shall automatically vest. In addition, in the event that the agreement is terminated other than for Cause, the Company shall continue to pay Mr. Pryor’s base salary through the Expiration Date. In addition, upon a Change in Control, Mr. Pryor may elect to terminate his employment and receive a lump sum payment equal to twice his then current annual salary, subject to certain limitations. The agreement prohibits Mr. Pryor from competing with the Company for a period of two years from the expiration date and contains certain restrictions on soliciting customers and employees of the Company for the same period.

On January 16, 2007, the Company delivered a letter to Mr. Pryor, notifying him that his employment with the Company terminated effective February 16, 2007. Also, on January 16, 2007, and after the letter referred to in the preceding sentence was delivered, the Company received a letter from Mr. Pryor, dated January 16, 2007, in which Mr. Pryor notified the Company that he was resigning from his employment with the Company effective as of January 14, 2007.

The Company entered into a letter agreement with Seth Ugelow, the Company’s Chief Financial Officer and Treasurer. Mr. Ugelow’s employment was “at will”; however, if the Company terminated his employment without cause, he would be entitled to receive the greater of 16 weeks of severance pay or any severance payments provided to him under the Company’s severance policy in effect at the time of such termination. In addition, the letter agreement provided that upon a Change in Control (as defined in the letter agreement), Mr. Ugelow may elect to terminate his employment and receive a lump sum payment equal to the sum of six months of salary plus 50% of any cash bonus paid to him during the previous 12 month period. The agreement prohibits Mr. Ugelow from competing with the Company for a period of six months after his employment terminates and contains certain restrictions on soliciting customers and employees of the Company for the same period. Mr. Ugelow resigned from the Company effective August 11, 2006.

Compensation of Directors

The following table sets forth certain information regarding the compensation we paid to our directors, other than S. Wilzig Izak, during 2006. None of our non-employee directors received a stock award during 2006.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (j)
Miles Berger	28,500	46,000	—	74,500
Milton Donnenberg	33,750	46,000	1,197	80,947
Eric J. Schmertz, Esq.	40,000	46,000	—	86,000
Ernest Wachtel	29,250	46,000	25	75,275
W. Martin Willschick	35,750	46,000	4,588	86,338

In the table above:

•
when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in 2006, including annual retainer fees, committee and/or chairmanship fees and meeting fees;

•	when we refer to “option awards”, we are referring to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R;

•	the grant date fair value for each of the 5,000 share option awards made to our directors during 2006 was $9.20;

•
the aggregate number of option awards outstanding for each director at December 31, 2006 were: for Mr. Berger, 22,500; for Mr. Donnenberg, 17,500; for Mr. Schmertz, 17,500; for Mr. Wachtel, 17,500; and for Mr. Willschick, 25,000; none of the non-employee directors has been granted a restricted stock award;

•	“all other compensation” includes the following:

For Milton Donnenberg: $1,197 for reimbursement of travel expenses related to Board service;

For Ernest Wachtel: $25 for reimbursement of travel expenses related to Board service; and

For M. Martin Willschick: $4,588 for reimbursement of travel expenses related to Board service.

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

Pursuant to the Company’s 2004 Non-employee Director Stock Option Plan (the “Outside Director Plan”), each of the Company’s non-employee directors received, on the date of the 2004 Annual Meeting, a stock option grant covering 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date. Under the Outside Director Plan, any new non-employee director will receive a grant of 10,000 options at fair market value upon becoming a director. On each Annual Meeting date after the 2004 Annual Meeting, each non-employee director will be granted an option covering 5,000 shares of Common Stock, at fair market value, so long as he or she continues to serve on the Board on the Annual Meeting date. As set forth in the chart above, options covering 5,000 shares per director or a total of 25,000 shares of Common Stock were granted to the non-employee directors at the 2006 Annual Meeting. The options vest in 25% installments beginning one year after the grant date.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the information provided under the caption “Compensation Discussion and Analysis” set forth above. Based on that review and those discussions, the Compensation Committee recommended to our Board that such “Compensation Discussion and Analysis” be included in this report.

Eric J. Schmertz, Esq. (Chair)
Miles Berger
Ernest Wachtel

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following table sets forth certain information, as of April 1, 2007, with respect to holdings of the Company’s Common Stock by (i) each person the Company believes beneficially owned more than 5% of the Company’s Common Stock as of December 31, 2006, (ii) each of the Company’s directors and Named Officers, and (iii) all directors and current executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
5% or Greater Holders:
Estate of Siggi B. Wilzig c/o Daniel Swick Herrick, Feinstein LLP 2 Penn Plaza Newark, NJ 07105-2245	1,660,792(2)	21.1%
Phillip Goldstein 60 Heritage Drive Pleasantville, NY 10570 and Bulldog Investors and Andrew Dakos Park 80 West-Plaza Two Saddle Brook, NJ 07663	1,173,650 (3)	14.9%
Dimensional Fund Advisors, Inc. 1299 Ocean Avenue, Suite 650 Santa Monica, CA 90401	483,943 (4)	6.1%
Donald Brenner P. O. Box 721 Alpine, NJ 07620	405,330(5)	5.2%

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2007 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2007 have been excluded. Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Mr. Wilzig, former Chairman and President of the Company, served as the Senior Consultant to the Company until his death on January 7, 2003. The table above reflects the Estate’s ownership as reported by the Estate.

(3)	Pursuant to a filing with the Securities and Exchange Commission, power to dispose of and to vote the securities set forth above resides solely with Mr. Phillip Goldstein and Mr. Andrew Dakos.

(4)
Pursuant to a filing with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 483,943 shares of Common Stock, all of which shares are held in the portfolios of certain “Funds”. Such Funds consist of investment companies to which Dimensional provides investment advice and certain other commingled group trusts and separate accounts for which Dimensional serves as an investment manager. Dimensional disclaims beneficial ownership of all such shares.

(5)	Such 405,330 shares of Common Stock consist of 17,974 shares for which Mr. Brenner has sole voting power and 387,356 shares for which he has shared voting power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Named Executives:
S. Wilzig Izak	214,532 (2)	2.7
Miles Berger	14,500 (3)	*
Milton Donnenberg	26,462 (4)	*
Eric J. Schmertz, Jr.	32,609 (5)	*
Ernest Wachtel	145,723 (6)	1.8
W. Martin Willschick	19,560 (7)	*
Francis J. Elenio	25,000 (8)	*
Daniel Pryor	12,266 (9)	*
Seth Ugelow	1,134 (10)	*
All directors and current executive officers as a group (7 persons)	478,386 (11)	6.0%

* Less than one percent.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2007 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2007 have been excluded. Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Includes 10,000 shares of stock that could be obtained by Ms. Izak upon the exercise of stock options exercisable within 60 days of April 1, 2007 and 8,667 shares subject to restricted stock awards which had not vested as of April 1, 2007.

(3)	Includes 7,000 shares of stock that could be obtained by Mr. Berger upon the exercise of stock options exercisable within 60 days of April 1, 2007.

(4)	Includes 5,000 shares of stock that could be obtained by Mr. Donnenberg upon the exercise of stock options exercisable within 60 days of April 1, 2007.

(5)	Includes 5,000 shares of stock that could be obtained by Mr. Schmertz upon the exercise of stock options exercisable within 60 days of April 1, 2007.

(6)	Includes 5,000 shares of stock that could be obtained by Mr. Wachtel upon the exercise of stock options exercisable within 60 days of April 1, 2007.

(7)	Includes 12,500 shares of stock that could be obtained by Mr. Willschick upon the exercise of stock options exercisable within 60 days of April 1, 2007.

(8)	These 25,000 shares are subject to restricted stock awards which had not vested as of April 1, 2007.

(9)	These 6,133 shares are subject to restricted stock awards which had not vested as of April 1, 2007. Mr. Pryor ceased serving as President of the Company in January, 2007.

(10)	Mr. Ugelow resigned as Chief Financial Officer of the Company in August, 2006.

(11)
Includes 44,500 shares of stock that could be obtained by the directors and current executive officers upon the exercise of stock options exercisable within 60 days of April 1, 2007 and 39,800 shares subject to restricted stock awards which had not vested as of April 1, 2007.

See the Company’s Annual Report filed with the Securities and Exchange Commission on May 1,2007 for the information required by Item 201(d) of the SEC’s Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Each of Messrs. Berger, Donnenberg, Schmertz, Wachtel and Willschick has been determined to be “independent” within the meaning of SEC and AMEX regulations. Accordingly, all of the members of the Company’s Compensation, Nominating and Audit Committees are independent.

There have been no related party transactions requiring disclosure under the SEC’s rules since January 1, 2006.

The Audit Committee of the Board of Directors has adopted written procedures governing related party transactions. The procedures require the Audit Committee to approve in advance any related party transaction. On a quarterly basis, the Audit Committee makes inquiry of management and the other directors of the Company to determine whether any of these persons is aware of any related party transactions. By “related party transaction,” we mean a transaction between the Company or any of its subsidiaries, on the one hand, and an executive officer, director or immediate family member of an executive officer or a director, on the other hand.

Item 14. Principal Accounting Fees and Services

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the Audit Committee’s charter, all audit and audit-related work and all non-audit work performed by the Company’s independent accountants is approved in advance by the Audit Committee, including the proposed fees for such work. The Audit Committee is informed of each service actually rendered and differences between the proposed fees and the final fees, if any.

Audit Fees

The aggregate fees incurred by the Company for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by J.H. Cohn LLP, the Company’s Independent Registered Public Accounting Firm, in connection with (i) the audit of the Company’s annual financial statements and (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $137,000 and $161,500, respectively.

Audit-Related Fees

The Company incurred $5,361 and $47,600 for the fiscal years ended December 31, 2006 and 2005, respectively, for assurance and related services by J.H. Cohn in connection with the performance of the audit and review of the Company’s financial statements.

Tax Fees

The Company did not incur any fees for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by J.H. Cohn for tax compliance, tax advice or tax planning.

All Other Fees

The Company incurred $7,210 and $13,699 for the fiscal years ended December 31, 2006 and 2005, respectively, for other services rendered by J.H. Cohn, including work related to their attendance at Audit Committee meetings and the Annual Meeting of Shareholders. In 2005, the Company incurred fees from Ernst & Young LLP, the Company’s prior public accountants, in the amount of $16,500 for their review of SEC filings.

Of the time expended by the Company’s principal accountants to audit the Company’s financial statements for the year ended December 31, 2006, less than 50% of such time involved work performed by persons other than the principal accountant’s full-time, permanent employees.

Other Matters

The Audit Committee of the Board of Directors has considered whether the provision of the Audit-Related Fees, Tax Fees and All Other Fees are compatible with maintaining the independence of the Company’s principal accountant.

Applicable law and regulations provide an exemption that permits certain services to be provided by the Company’s outside auditors even if they are not pre-approved by the Audit Committee. The Company has not relied on this exemption since the Sarbanes-Oxley Act was enacted.

PART IV

Item 15.  Exhibits and Financial Statements.

(a)(3)	Exhibits.

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 4th day of May, 2007.

WILSHIRE ENTERPRISES, INC.

By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and
Chief Executive Officer

/s/ Francis J. Elenio
Francis J. Elenio
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.