Form 10-Q
period 2007-03-31
WILSHIRE ENTERPRISES INC
filed 2007-05-16
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 Commission file number 1-4673

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2007.

Common Stock $1 Par Value ----- 7,916,248

WILSHIRE ENTERPRISES, INC.
INDEX

Page No.
Part I -Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
March 31, 2007 (Unaudited) and December 31, 2006	3

Unaudited Condensed Consolidated Statements of Operations -
Three months ended March 31, 2007 and 2006	4

Unaudited Condensed Consolidated Statements of Cash Flows -
Three months ended March 31, 2007 and 2006	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

3. Quantitative and Qualitative Disclosure About Market Risk	22

4. Controls and Procedures	23

Part II - Other Information

Item 1. Legal Proceedings	24

6. Exhibits	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,671,000	$9,602,000
Restricted cash	216,000	212,000
Marketable debt securities, available for sale, at fair value	4,275,000	4,275,000
Marketable equity securities, available for sale, at fair value	1,783,000	1,672,000
Accounts receivable, net	147,000	235,000
Income taxes receivable	761,000	567,000
Prepaid expenses and other current assets	1,574,000	1,665,000
Total current assets	18,427,000	18,228,000
Property and equipment:
Real estate properties	38,298,000	38,191,000
Real estate properties - held for sale	5,701,000	6,162,000
	43,999,000	44,353,000
Less:
Accumulated depreciation and amortization	15,103,000	14,734,000
Accumulated depreciation and amortization - Property held for sale	905,000	932,000
	27,991,000	28,687,000
Total Assets	$46,418,000	$46,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$480,000	$477,000
Accounts payable	1,395,000	1,642,000
Income taxes payable	82,000	81,000
Deferred income taxes	48,000	48,000
Accrued liabilities	584,000	330,000
Deferred income	102,000	130,000
Current liabilities associated with discontinued operations	312,000	480,000
Total current liabilities	3,003,000	3,188,000
Noncurrent liabilities:
Long-term debt, less current portion	28,258,000	28,383,000
Deferred income taxes	631,000	552,000
Deferred income	135,000	138,000
Noncurrent liabilities associated with discontinued operations	569,000	731,000
Total liabilities	32,596,000	32,992,000

Commitments and Contingencies

Stockholders' equity:
Non-controlling interest of joint venture partner	1,000	2,000
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2007 and 2006	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares
in 2007 and 2006	10,014,000	10,014,000
Capital in excess of par value	9,045,000	8,984,000
Treasury stock, 2,097,296 shares at March 31, 2007 and
December 31, 2006, at cost	(9,918,000)	(9,918,000)
Retained earnings	4,545,000	4,773,000
Accumulated other comprehensive income	135,000	68,000
Total stockholders’ equity	13,822,000	13,923,000
Total liabilities and stockholders' equity	$46,418,000	$46,915,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
Revenues	$2,280,000	$2,109,000

Costs and Expenses
Operating expenses	1,490,000	1,212,000
Depreciation expense	381,000	224,000
General and administrative	1,018,000	512,000
Total costs and expenses	2,889,000	1,948,000

Income (Loss) from Operations	(609,000)	161,000

Other Income
Dividend and interest income	125,000	252,000
Other income	3,000	3,000

Interest Expense	(442,000)	(454,000)

Loss before provision for income taxes	(923,000)	(38,000)
.
Income Tax Benefit	(363,000)	(71,000)

Income (Loss) from Continuing Operations	(560,000)	33,000

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(186,000)	(69,000)
Gain from sales	426,000	3,613,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	92,000	(153,000)

Net income (loss)	$(228,000)	$3,424,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.07)	$-
Income (loss) from discontinued operations:
Real estate - loss from operations	(0.02)	-
Real estate - gain on sales	0.05	0.46
Oil and gas - income (loss) from operations	0.01	(0.02)
Net income (loss) applicable to common stockholders	$(0.03)	$0.44
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	$-
Income (loss) from discontinued operations:
Real estate - loss from operations	(0.02)	-
Real estate - gain on sales	0.05	0.45
Oil and gas - income (loss) from operations	0.01	(0.02)
Net income (loss) applicable to common stockholders	$(0.03)	$0.43

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(228,000)	$3,424,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	381,000	269,000
Stock-based compensation expense	61,000	48,000
Write-off of foreign currency translation adjustment	-	105,000
Deferred income tax	79,000	967,000
Increase (decrease) in deferred income	(31,000)	13,000
Gain on sales of real estate assets	(710,000)	(5,875,000)
Other - non-controlling interest of joint venture partner	1,000	161,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	88,000	134,000
Increase in income taxes receivable	(194,000)	-
Decrease (increase) in prepaid expenses and other current assets	91,000	(40,000)
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	(247,000)	2,000
Net cash used in operating activities	(709,000)	(792,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(110,000)	(1,496,000)
Proceeds from mortgage notes receivable	-	8,000
Proceeds from sales of real estate	1,189,000	8,478,000
Decrease in short-term marketable securities	-	4,997,000
Increase in restricted cash	(4,000)	(5,913,000)
Net cash provided by investing activities	1,075,000	6,074,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	416,000
Principal payments of long-term debt	(297,000)	(1,421,000)
Purchase of treasury stock	-	(7,000)
Net cash used in financing activities	(297,000)	(1,012,000)

Net increase in cash and cash equivalents	69,000	4,270,000
CASH AND CASH EQUIVALENTS, beginning of period	9,602,000	6,081,000
CASH AND CASH EQUIVALENTS, end of period	$9,671,000	$10,351,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$442,000	$504,000
Income taxes, net	$12,000	$5,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2007

1. Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. “registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our” believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited balance as of that date included in the Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

In July 2003, the Company committed to the sale of its oil and gas operations, which were sold in April 2004 for net proceeds of $28,131,000. The 2007 and 2006 periods include residual costs related to winding up the oil and gas operations. The financial statements reflect the oil and gas operations as “Discontinued Operations” in 2007 and 2006.

During the three months ended March 31, 2007, the Company sold the following properties that had been classified as discontinued operations.

•	In January and February 2007, the Company closed on the sale of a one bedroom and a two bedroom condominium unit at Jefferson Gardens for gross proceeds of $144,300 and $195,000, respectively.

•	In February 2007, the Company closed on the sale of a parcel of land located in Lake Hopactong, New Jersey for gross proceeds of $850,000.

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $426,000 during the three months ended March 31, 2007. A portion of the taxes payable may be deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property.

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

After payment of closing costs and providing for taxes, the Company realized net gains in the first quarter of 2006 of $3,613,000 from the January and March 2006 sales of properties.

Reclassifications of Financial Statements:

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

The following table reconciles the Company’s statements of operations for the three months ended March 31, 2006 as previously reported with the statements of operations as adjusted for the reclassification of Alpine Village, Summercreek Apartments and Wellington Estates to continuing operations and Tamarac Office Plaza to discontinued operations:

	As Previously	Reclassification	As Reclassified
	Reported	Adjustments	in Form 10-Q

Revenues	$1,223,000	$886,000	$2,109,000

Costs and Expenses	1,368,000	580,000	1,948,000

Income (loss) from Operations	(145,000)	306,000	161,000

Other Income	255,000	-	255,000

Interest Expense	(246,000)	(208,000)	(454,000)

Loss before provision for income taxes	(136,000)	98,000	(38,000)

Income Tax Expense (Benefit)	(109,000)	38,000	(71,000)

Income (Loss) from Continuing Operations	(27,000)	60,000	33,000

Discontinued Operations - Real Estate	3,604,000	(60,000)	3,544,000

Discontinued Operations - Oil & Gas	(153,000)	-	(153,000)

Net income	$3,424,000	$-	$3,424,000

Basis earnings (loss) per share:
Income (loss) from continuing operations	$-	$-	$-
Income (loss) from discontinued operations -
Real estate	0.46	-	0.46
Oil and gas	(0.02)	-	(0.02)
Net income applicable to common stockholders	$0.44	$-	$0.44

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$-	$-	$-
Income (loss) from discontinued operations -
Real estate	0.45		0.45
Oil and gas	(0.02)		(0.02)
Net income applicable to common stockholders	$0.43	$-	$0.43

Accounting for Stock-Based Compensation:

The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $24,000 and $21,000 during the three month periods ended March 31, 2007 and 2006, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 was $0.00 for each period.

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

The following table outlines the variables used in the Black-Scholes option-pricing model.

2006

Risk free interest rate	5.03%
Volatility	18.9%
Dividend yield	-%
Expected option life	10 years

As of March 31, 2007, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $186,000, which will be recognized over a remaining average period of 2.2 years.

2. Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenue, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net income (loss) from continuing operations for each of the three month periods ended March 31, 2007 and 2006. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended March 31,
	2007	2006
Real estate revenue:
Residential	$1,879,000	$1,788,000
Commercial	401,000	321,000
Totals	$2,280,000	$2,109,000

Real estate operating expenses:
Residential	$1,316,000	$1,074,000
Commercial	174,000	138,000
Totals	$1,490,000	$1,212,000

Net operating income (“NOI”):
Residential	$563,000	$714,000
Commercial	227,000	183,000
Totals	$790,000	$897,000

Capital improvements:
Residential	$27,000	$108,000
Commercial	79,000	80,000
Totals	$106,000	$188,000

Reconciliation of NOI to consolidated income (loss) from continuing operations:
Segment NOI	$790,000	$897,000
Total other income, including net investment income	128,000	255,000
Depreciation expense	(381,000)	(224,000)
General and administrative expense	(1,018,000)	(512,000)
Interest expense	(442,000)	(454,000)
Income tax benefit	363,000	71,000

Income (loss) from continuing operations	$(560,000)	$33,000

3. Comprehensive Income

Comprehensive income (loss) for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net income (loss)	$(228,000)	$3,424,000
Other comprehensive income (loss) net of taxes:
Change in unrealized gain on marketable securities	67,000	(114,000)

Comprehensive income (loss)	$(161,000)	$3,310,000

Changes in the components of Accumulated Other Comprehensive Income (Loss) are solely attributable to unrealized gains (losses) on marketable equity securities as of March 31, 2007 and 2006. For the three months ended March 31, 2007 and the year ended December 31, 2006, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other
Comprehensive
Income (Loss)

BALANCE, December 31, 2006	$68,000
Change for the three months ended March 31, 2007, net of taxes	67,000

BALANCE, March 31, 2007	$135,000

4. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
Numerator-
Net income (loss) - Basic and Diluted	$(228,000)	$3,424,000

Denominator-
Weighted average common
shares outstanding - Basic	7,916,248	7,854,037
Incremental shares from assumed
conversions of stock options	-	62,458
Weighted average common shares
outstanding - Diluted	7,916,248	7,916,495

Basic earnings (loss) per share:	$(0.03)	$0.44

Diluted earnings (loss) per share:	$(0.03)	$0.43

For the three months ended March 31, 2007, 13,849 potentially dilutive securities have been excluded from the calculation of earnings per share. For the three months ended March 31, 2006, no potentially dilutive securities have been excluded from the calculation of earnings per share.

5. Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2007, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three months ended March 31, 2007.

6. Stock Option Plans:

No options were granted under the 2004 Director Plan or 2004 Incentive Plan during the three months ended March 31, 2007 and 2006.

A summary of option activity under the option plans as of March 31, 2007, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2007	120,000	$6.15	7.5	$192,000
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options terminated and expired	-	-	-	-
Options outstanding at March 31, 2007	120,000	$6.15	7.2	$30,000

Options exercisable at March 31, 2007	36,250	$5.12	6.0	$15,000

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2007	59,100	$7.48

Shares Granted	-
Shares Vested	(14,800)	6.30
Shares Forfeited	-

Nonvested shares at March 31, 2007	44,300	$5.39

During 2006, 29,500 restricted shares of Common Stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the three months ended March 31, 2007 includes $26,000 related to the issuance of restricted shares in 2006. Also during 2006, 22,465 shares of common stock were granted to employees under the 2004 Incentive Plan without any restrictions. These shares were issued in satisfaction of incentive bonus awards that had been accrued and expensed in 2005.

During 2005, 47,400 restricted shares of Common Stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the three months ended March 31, 2007 and 2006 include $10,000 and $27,000 related to the issuance of restricted shares in 2005.

7. Income Taxes:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

8. Other Matters:

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

 The Company has incurred considerable expense in connection with its preliminary investigation, the steps it is taking to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $423,000 of such expenses was incurred during the first quarter 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

On January 16, 2007, the Company delivered a letter to Daniel Pryor, the Company’s then president and chief operating officer, notifying him that his employment terminated effective February 16, 2007. Also, on January 16, 2007, and after the letter referred to in the preceding sentence was delivered, the Company received a letter from Mr. Pryor, dated January 16, 2007, in which Mr. Pryor notified the Company that he was resigning from his employment with the Company effective as of January 14, 2007. Subsequent to these letters, Mr. Pryor has asserted, through his counsel, that the Company owes him certain amounts, including salary and bonus through June 30, 2007, 2006 bonus and attorneys’ fees. Mr. Pryor also has asserted, through his counsel, that the Company has defamed him. The Company rejects these assertions by Mr. Pryor.

9. Subsequent Events:

The Company closed on the sale of a condominium unit during the second quarter of 2007. The gross proceeds related to the sale of this unit was $150,000 which resulted in an after-tax gain of approximately $67,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 and the Company’s financial condition as of March 31, 2007. It is presumed that readers have read or have access to Wilshire’s 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended March 31, 2007 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Effects of Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying financial statements.

We recognize interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005 and 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

Overview

Net loss for the three months ended March 31, 2007 was $228,000 or $0.03 per diluted share as compared to net income of $3,424,000 or $0.43 per diluted share for the three month period ended March 31, 2006. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

During the three months ended March 31, 2007, the Company sold the following real estate assets:

•	In January and February 2007, the Company closed on the sale of a one bedroom and a two bedroom condominium unit at Jefferson Gardens for gross proceeds of $144,300 and 195,000, respectively.

•	In February 2007, the Company closed on the sale of a parcel of land located in Lake Hopactong, New Jersey for gross proceeds of $850,000.

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $426,000 during the three months ended March 31, 2007. A portion of the taxes payable may be deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property. These gains were included in the statements of operations in discontinued operations - real estate - gain from sales.

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

The following table presents the increases (decreases) in each major statement of operations category for the three months ended March 31, 2007 and 2006, respectively. The following discussion of “Results of Operations references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Operations
Categories for the periods:

	Three months ended March 31, 2007 v March 31, 2006
	Amount ($)%
Revenues	$171,000	8
Costs and expenses:
Operating expenses	278,000	23
Depreciation	157,000	70
General and administrative	506,000	99
Total costs and expenses	941,000
Income (loss) from Operations	(770,000)
Other Income
Dividend and interest income	(127,000)	(50)
Other income	-	0
Interest expense	12,000	(3)
Income (loss) before provision for taxes	(885,000)
Income tax benefit	(292,000)	411
Income (loss) from continuing operations	(593,000)
Discontinued operations - real estate
Loss from operations	(117,000)	170
Gain from sales	(3,187,000)	(88)
Discontinued operations - oil & gas
Loss from operations	245,000	(160)
Gain from sale	-	-
Net income (loss)	$(3,652,000)	(107)
Basic earnings (loss) per share:
Loss from continuing operations	$(0.07)	N/A
Income from discontinued operations	(0.40)	(91)
Net income (loss) applicable to common shareholders	$(0.47)	(107)
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	N/A
Income from discontinued operations	(0.39)	(91)
Net income (loss) applicable to common shareholders	$(0.46)	(107)

Results of Operations

Three Months Ended March 31, 2007 as Compared with Three Months Ended March 31, 2006

Continuing Operations:

Loss from continuing operations amounted to $560,000 during the three months ended March 31, 2007 as compared to income from continuing operations of $33,000 during the three months ended March 31, 2006. Results per diluted share from continuing operations amounted to $(0.07) during the three months ended March 31, 2007 as compared to $0.00 during the three months ended March 31, 2006. The 2007 period included the following charges to expense: an increase in general and administrative expense of $506,000, which primarily relates to the costs associated with the matters described in Note 8 of the Financial Statements, as well as an increase in depreciation expense of $157,000 related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas, into continuing operations from discontinued operations during the second quarter of 2006.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Total
	Three months ended March 31,		Increase (Decrease)		Three months ended March 31		Increase		Three months ended March 31		Increase (Decrease)
	2007	2006	$	%	2007	2006	$	%	2007	2006	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$1,879	$1,788	$91	5.1	$401	$321	$80	24.9	$2,280	$2,109	$171	8.1
Operating expenses	1,316	1,074	242	22.5	174	138	36	26.1	1,490	1,212	278	22.9
Net operating income	$563	$714	$(151)	(21.1)	$227	$183	$44	24.0	$790	$897	$(107)	(11.9)

Reconciliation to consolidated loss from continuing operations:
Net operating income									$790	$897
Depreciation expense									(381)	(224)
General and administrative expenses									(1,018)	(512)
Other income									128	255
Interest expense									(442)	(454)
Income tax benefit									363	71

Income (loss) from continuing operations									$(560)	$33

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During the three month period ended March 31, 2007 NOI decreased by $151,000 or 21.1% to $563,000 as compared to $714,000 during the same period in 2006. The decrease in NOI is a result of increased operating expenses of $242,000 or 22.5%, which was partially offset by increased revenues of $91,000 or 5.1%.

Revenues increased $91,000 or 5.1% during the quarter ended March 31, 2007 to $1,879,000, compared to $1,788,000 during quarter ended March 31, 2006. Operating expenses increased $242,000 or 22.5% to $1,316,000. The increase in revenues was primarily attributable to the Company’s Arizona and New Jersey apartment complexes, which have experienced an increase in occupancy and have also been able to raise rental rates per unit as compared to the same period last year.

The increase in operating expenses during the quarter ended March 31, 2007 as compared to the same period in 2006 was primarily attributable to repairs at our Texas properties resulting from severe weather damage requiring non-recurring repairs of approximately $60,000 and increased real estate taxes of $24,000. In addition, we experienced an increase in preparation costs, such as painting and new carpets, related to increased occupancy as well as non-recurring underground repairs and subsequent repaving and landscaping in the amount of $55,000 at Alpine Village.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006, increased $80,000 or 24.9% to $401,000 and operating expenses increased $36,000 or 26.1% to $174,000. The revenue increase was attributable to a $50,000 increase in revenue at Tempe Corporate Center (Arizona) and a $30,000 increase in revenue at Royal Mall Plaza (Arizona).

The increase in operating expenses is primarily related to increased preparation costs at Royal Mall Plaza which reflects increased tenant occupancy at the property. In addition, real estate taxes increased by $8,000 at the commercial properties.

Depreciation expense amounted to $381,000 during the three months ended March 31, 2007, an increase of $157,000 from $224,000 during the three months ended March 31, 2006. The increase in depreciation expense relates to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas into continuing operations from discontinued operations during the second quarter of 2006.

General and administrative expense increased $506,000, or 98.8%, to $1,018,000 during the three months ended March 31, 2007 as compared to $512,000 during the same period in 2006. The increase in general and administrative expense is primarily attributable to $423,000 of costs associated with the matters described in Note 8 of the Financial Statements.

Other income decreased $127,000 to $128,000 in the 2007 quarter from $255,000 in the 2006 quarter. The decrease is primarily related to a decline in interest and dividend income as a result of the payment of a special distribution on June 29, 2006 to stockholders of $3.00 per share or $23.7 million.

Interest expense decreased to $442,000 during three months ended March 31, 2007 as compared to $454,000 during three months ended March 31, 2006. The decrease primarily relates to the reduction in mortgages as a result of the sales of properties during 2006 and 2007.

The benefit for income taxes amounted to $363,000 and $71,000 during the three month periods ended March 31, 2007 and 2006, respectively. The change in the benefit for income taxes is related to the level of loss from continuing operations during the 2007 quarter as compared to the 2006 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $240,000 and $3,544,000 during the quarters ended March 31, 2007 and 2006, respectively. The income during the quarter ended March 31, 2007 reflects the sales of two condominium units at Jefferson Gardens and the sale of a land parcel in Lake Hopactong, New Jersey for gross proceeds of $1.2 million that resulted in an after tax gain of $426,000. During the quarter ended March 31, 2006 income reflects the sales of the Company’s bank branch building in Rutherford, New Jersey, and 42 condominium units at Galsworthy Arms in Long Branch, New Jersey for combined gross proceeds of $8.8 million that resulted in an after-tax gain of $3,613,000.

The loss from operating properties classified as discontinued operations increased to a loss of $186,000 during the quarter ended March 31, 2007 as compared to a loss of $69,000 during the same period in 2006. The increase in the operating loss resulted from increased operating losses at Amboy Towers and Jefferson Gardens and the sale of Wilshire Grand Hotel in May 2006 which had been a positive contributor to operating income during the quarter ended March 31, 2006.

Oil and Gas

During the quarter ended March 31, 2007, the Company recorded income from wind down of its former oil and gas business, of $92,000 as compared to a loss of $153,000 during same period in 2006. The net income from wind down of the oil and gas business during the quarter ended March 31, 2007 relates to a foreign currency gain and interest income during the period. The loss during the quarter ended March 31, 2006 relates to professional fees associated with the wind down of the oil and gas business which was sold in 2004.

Liquidity and Capital Resources

At March 31, 2007, the Company had working capital, including restricted cash, of $15.4 million, compared to working capital of $15.0 million at December 31, 2006. The increase reflects proceeds received in connection with the sale of real estate of $1.2 million, which was partially offset by the loss from continuing operations of $560,000.

The Company has $15.9 million of cash and cash equivalents, restricted cash and short-term marketable debt and equity securities at March 31, 2007. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, marketable and money market funds and marketable equity securities. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

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

Net cash used in operating activities amounted to $709,000 and $792,000 during the three month periods ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the use of cash resulted from a net loss of $228,000, the effect of the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. During the three month period ended March 31, 2006 the use of cash resulted from the effect of the sale of real estate properties of $5.9 million which was partially offset by net income during the period of $3.4 million and the related changes in receivables, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $1.1 million and 6.1 million during the three month periods ended March 31, 2007 and 2006, respectively. The cash provided by investing activities during the three months ended March 31, 2007 primarily relates to the proceeds from the sale of real estate properties of $1.2 million, partly offset by capital expenditures on real estate properties of $110,000. Cash provided by investing activities during the three months ended March 31 2006 primarily relates to the proceeds from the sale of real estate properties of $8.5 million and a decrease in the Company’s short-term marketable securities of $5.0 million which was partly offset by an increase in restricted cash of $5.9 million and capital expenditures on real estate properties of $1.5 million.

Net cash used in financing activities amounted to $297,000 and $1.0 million during the three month periods ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the use of cash reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments. The used of cash during the three month period ended March 31, 2006 reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments of $1.4 million, which was partially offset by the issuance of $416,000 of debt related to real estate properties.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At March 31, 2007, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At March 31, 2007, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets in April 2004, the Company has cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. Pending the resolution of an ongoing tax examination by the Province of Alberta, the Company intends to repatriate all assets, net of liabilities, of its Canadian subsidiary during 2007. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of March 31, 2007 and December 31, 2006 consists of the following -

	2007	2006
Mortgage notes payable	$29,321,000	$29,618,000
Less-current portion (1)	494,000	535,000
Long-term portion (2)	$28,827,000	$29,083,000

(1)	Includes mortgage debt associated with discontinued operations of $14,000 in 2007 and $58,000 in 2006.

(2)	Includes mortgage debt associated with discontinued operations of $569,000 in 2007 and $700,000 in 2006.

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2007 and thereafter are -

Year Ended	Amount
March 31, 2008	$494,000
March 31, 2009	529,000
March 31, 2010	4,374,000
March 31, 2011	524,000
March 31, 2012	553,000
Thereafter	22,847,000
$29,321,000

At March 31, 2007, the Company had $29,321,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.14% and an average remaining life of approximately 5.9 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses have been noted in connection with the documentation of certain leases and rents at the Company’s property referred to in Item 1 of Part II of this Quarterly Report on Form 10-Q (the “10-Q”) and Note 8 to the unaudited Condensed Consolidated Financial Statements contained in this 10-Q and the matters the Company voluntarily reported to government authorities, as described in such Item 1 of Part II and Note 8 to the unaudited Condensed Consolidated Financial Statements contained this 10-Q (the “Other Matters”).

With respect to the documentation of leases and rents at one of the Company’s properties, all leases and contracts have been reviewed. Multiple levels of approval by management and the management company engaged by the Company are now required to approve leases and other contracts. In addition, management and its management company will receive and analyze more detailed reports concerning this property on a monthly basis. With respect to the Other Matters, as stated in Item 1 of Part II and Note 8 to the unaudited Condensed Consolidated Financial Statements contained this 10-Q, management has concluded, after its review of its records and record keeping practices, that (i) the events under investigation by governmental authorities do not materially adversely affect any financial statements previously filed by the Company and (ii) the Company is not aware of any comparable arrangements with other public servants.

Also, as noted in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “10-K”), issues existed regarding the Company’s recording of estimated income tax receivable amounts. The tax item was brought to management’s attention through the Company’s own internal review process. The Company engaged a national independent accounting firm to conduct a tax analysis pursuant to FAS 109 in connection with the 10-K, and on a quarterly basis thereafter. Such a tax analysis was performed with respect to the quarter ended March 31, 2007. Management believes that these tax issues are resolved.

Based on the steps taken, management (i) believes that the consolidated financial statements included in this 10-Q are fairly stated in all material respects and (ii) does not believe that the material weaknesses described above will result in any additional adjustments to previously released financial statements.

(b) Changes in internal controls over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, other than those actions described above and in Item 9A of the 10-K. The Company also hired additional accounting personnel to assist with the preparation of this 10-Q.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

 The Company has incurred considerable expense in connection with its preliminary investigation, the steps it is taking to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $423,000 of such expenses was incurred during the first quarter 2007 and approximately $17,000 of such expenses was incurred during April 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

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

WILSHIRE ENTERPRISES, INC. (registrant)

Date: May 16, 2007	By:	/s/ S. Wilzig Izak
S. Wilzig Izak Chairman of the Board and Chief Executive Officer

By:	/s/ Francis J. Elenio
Francis J. Elenio Chief Financial Officer