Form 10-Q
period 2007-09-30
WILSHIRE ENTERPRISES INC
filed 2007-11-19
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Commission file number 1-4673

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2007.

Common Stock $1 Par Value ----- 7,926,248

WILSHIRE ENTERPRISES, INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,516,000	$9,602,000
Restricted cash	498,000	212,000
Marketable debt securities, available for sale, at fair value	7,925,000	4,275,000
Marketable equity securities, available for sale, at fair value	1,553,000	1,672,000
Accounts receivable, net	189,000	235,000
Prepaid And Refundable Income Taxes	953,000	567,000
Prepaid expenses and other current assets	1,443,000	1,665,000
Total current assets	18,077,000	18,228,000
Property and equipment:
Real estate properties	38,469,000	38,191,000
Real estate properties - Held for sale	5,882,000	6,162,000
	44,351,000	44,353,000
Less:
Accumulated depreciation and amortization	(15,792,000)	(14,734,000)
Accumulated depreciation and amortization - Property held for sale	(867,000)	(932,000)
	27,692,000	28,687,000
Total Assets	$45,769,000	$46,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$496,000	$477,000
Accounts payable	1,550,000	1,642,000
Income taxes payable	94,000	81,000
Deferred income taxes	34,000	48,000
Accrued liabilities	426,000	330,000
Deferred income	119,000	130,000
Current liabilities associated with discontinued operations	296,000	480,000
Total current liabilities	3,015,000	3,188,000
Noncurrent liabilities:
Long-term debt, less current portion	28,002,000	28,383,000
Deferred income taxes	594,000	552,000
Deferred income	118,000	138,000
Noncurrent liabilities associated with discontinued operations	562,000	731,000
Total liabilities	32,291,000	32,992,000

Commitments and Contingencies

Stockholders' equity:
Non-controlling interest of joint venture partner	-	2,000
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2007 and 2006	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares
in 2007 and 2006	10,014,000	10,014,000
Capital in excess of par value	9,179,000	8,984,000
Treasury stock, 2,087,296 shares at September 30, 2007 and 2,097,296 at
December 31, 2006, at cost	(9,908,000)	(9,918,000)
Retained earnings	4,197,000	4,773,000
Accumulated other comprehensive income (loss)	(4,000)	68,000
Total stockholders’ equity	13,478,000	13,923,000
Total liabilities and stockholders' equity	$45,769,000	$46,915,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2007 and 2006

	2007	2006
Revenues	$2,412,000	$2,248,000

Costs and Expenses
Operating expenses	1,435,000	1,423,000
Depreciation expense	364,000	558,000
General and administrative	892,000	396,000
Total costs and expenses	2,691,000	2,377,000

Loss from Operations	(279,000)	(129,000)

Other Income
Dividend and interest income	137,000	160,000
Other income	48,000	-
Interest Expense	(447,000)	(431,000)

Loss before provision for income taxes	(541,000)	(400,000)
.
Income Tax Benefit	(175,000)	(213,000)

Loss from Continuing Operations	(366,000)	(187,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(168,000)	(126,000)
Gain from sales	123,000	381,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	205,000	(6,000)

Net income (loss)	$(206,000)	$62,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.05)	$(0.02)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.02)	(0.02)
Real estate - gain on sales	0.02	0.05
Oil and gas - income (loss) from operations	0.02	0.00
Net income (loss)	$(0.03)	$0.01
Diluted earnings (loss) per share:
Loss from continuing operations	(0.05)	$(0.02)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.02)	(0.02)
Real estate - gain on sales	0.02	0.05
Oil and gas - income (loss) from operations	0.02	-
Net income (loss)	$(0.03)	$0.01

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
Revenues	$7,044,000	$6,591,000

Costs and Expenses
Operating expenses	4,341,000	3,868,000
Depreciation expense	1,098,000	1,704,000
General and administrative	2,637,000	1,748,000
Total costs and expenses	8,076,000	7,320,000

Loss from Operations	(1,032,000)	(729,000)

Other Income
Dividend and interest income	406,000	712,000
Other income	52,000	5,000
Interest Expense	(1,335,000)	(1,357,000)

Loss before provision for income taxes	(1,909,000)	(1,369,000)
.
Income Tax Benefit	(767,000)	(607,000)

Loss from Continuing Operations	(1,142,000)	(762,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(521,000)	(408,000)
Gain from sales	610,000	4,233,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	476,000	(506,000)

Net income (loss)	$(577,000)	$2,557,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.14)	$(0.10)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.05)
Real estate - gain on sales	0.08	0.53
Oil and gas - income (loss) from operations	0.06	(0.06)
Net income (loss)	$(0.07)	$0.32
Diluted earnings (loss) per share:
Loss from continuing operations	(0.14)	$(0.10)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.05)
Real estate - gain on sales	0.08	0.53
Oil and gas - income (loss) from operations	0.06	(0.06)
Net income (loss)	$(0.07)	$0.32

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(577,000)	$2,557,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,098,000	1,735,000
Stock-based compensation expense	170,000	132,000
Deferred income tax (benefit)	28,000	(6,362,000)
Decrease in deferred income	(31,000)	(66,000)
Gain on sales of real estate assets	(1,023,000)	(7,055,000)
Other expense - non-controlling interest of joint venture partner	1,000	549,000
Changes in operating assets and liabilities:
Decrease in accounts receivable	46,000	150,000
Decrease (increase) in income taxes receivable	(386,000)	588,000
Decrease in prepaid expenses and other current assets	341,000	321,000
Decrease in accounts payable, accrued liabilities and taxes payable	(227,000)	(3,854,000)
Net cash used in operating activities	(560,000)	(11,305,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures - real estate	(606,000)	(3,374,000)
Proceeds from mortgage notes receivable	-	536,000
Proceeds from sales of real estate	1,524,000	22,669,000
(Increase) decrease in short-term marketable securities	(3,650,000)	17,731,000
Decrease (increase) in restricted cash	(286,000)	10,557,000
Net cash (used in) provided by investing activities	(3,018,000)	48,119,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	416,000
Principal payments of long-term debt	(543,000)	(4,075,000)
Issuance of restricted and non-restricted stock	-	319,000
Purchase of treasury stock	-	(462,000)
Non-controlling interest of joint venture partner	2,000	(5,397,000)
Payment of cash dividend	-	(23,697,000)
Proceeds from exercise of stock options	33,000	290,000
Net cash used in financing activities	(508,000)	(32,606,000)

Net increase (decrease) in cash and cash equivalents	(4,086,000)	4,208,000
CASH AND CASH EQUIVALENTS, beginning of period	9,602,000	6,081,000
CASH AND CASH EQUIVALENTS, end of period	$5,516,000	$10,289,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:
Cash paid during the period for -
Interest	$1,385,000	$1,460,000
Income taxes, net	$12,000	$9,668,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

1.Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. “registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our” believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed financial information reflects all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007 or any other subsequent period.

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

During the nine months ended September 30, 2007, the Company sold the following properties that had been classified as discontinued operations.

●	In January and February 2007, the Company closed on the sale of a one bedroom and a two bedroom condominium unit at Jefferson Gardens for gross proceeds of $144,300 and $195,000, respectively.

●	In February 2007, the Company closed on the sale of a parcel of land located in Lake Hopatcong, New Jersey for gross proceeds of $850,000.

●	In April 2007, the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for gross proceeds of $150,000.

●	In July 2007, the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for gross proceeds of $150,000.

●	In August 2007, the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for gross proceeds of $154,500.

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $123,000 and $610,000 during the three and nine months ended September 30, 2007, respectively. A portion of the taxes payable will be deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property.

During the nine months ended September 30, 2006, the Company sold the following properties that had been classified as discontinued operations.

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

●
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

Accounting for Stock-Based Compensation:

The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $28,000 and $0 during the three month periods ended September 30, 2007 and 2006, respectively, and $76,000 and $46,000 during the nine month periods ended September 30, 2007 and 2006, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings per share was $0.00 for both the three months ended September 30, 2007 and 2006 and $0.01 for both the nine months ended September 30, 2007 and 2006.

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

The following table outlines the variables used in the Black-Scholes option-pricing model. The variables related to the 2007 period relate to the three and nine months ended September 30, 2007 while the 2006 variables relate to the nine month period ended September 30, 2006.
No options were granted during the three months ended September 30, 2006.

	2007	2006

Risk free interest rate	5.04%	5.03%
Volatility	51.51%	18.9%
Dividend yield	-%	-%
Expected option life	10 years	10 years

As of September 30, 2007, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $229,000, which will be recognized over a remaining average period of 2.2 years.

2. Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. The Company assesses and measures segment operating results based on net operating income (“NOI”). NOI, a standard used by real estate professionals, is based on operating revenue and expenses directly associated with operations of the real estate properties, but excludes deferred rents (straight line), lease amortization, depreciation and financing costs. NOI is not a measure of operating results or cash flows from operating activities as measured by accounting principles generally accepted in the United States of America, and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net income (loss) from continuing operations for each of the three and nine month periods ended September 30, 2007 and 2006. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended September 30,
	2007	2006
Real estate revenue:
Residential	$1,969,000	$1,892,000
Commercial	443,000	356,000
Totals	$2,412,000	$2,248,000

Real estate operating expenses:
Residential	$1,252,000	$1,247,000
Commercial	183,000	176,000
Totals	$1,435,000	$1,423,000

Net operating income (“NOI”):
Residential	$717,000	$645,000
Commercial	260,000	180,000
Totals	$977,000	$825,000

Capital improvements:
Residential	$46,000	$476,000
Commercial	57,000	189,000
Totals	$103,000	$665,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$977,000	$825,000
Total other income, including net investment income	185,000	160,000
Depreciation expense	(364,000)	(558,000)
General and administrative expense	(892,000)	(396,000)
Interest expense	(447,000)	(431,000)
Income tax benefit	175,000	213,000

Loss from continuing operations	$(366,000)	$(187,000)

	Nine Months Ended September 30,
	2007	2006
Real estate revenue:
Residential	$5,797,000	$5,563,000
Commercial	1,247,000	1,028,000
Totals	$7,044,000	$6,591,000

Real estate operating expenses:
Residential	$3,824,000	$3,401,000
Commercial	517,000	467,000
Totals	$4,341,000	$3,868,000

Net operating income (“NOI”):
Residential	$1,973,000	$2,162,000
Commercial	730,000	561,000
Totals	$2,703,000	$2,723,000

Capital improvements:
Residential	$270,000	$755,000
Commercial	336,000	463,000
Totals	$606,000	$1,218,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$2,703,000	$2,723,000
Total other income, including net investment income	458,000	717,000
Depreciation expense	(1,098,000)	(1,704,000)
General and administrative expense	(2,637,000)	(1,748,000)
Interest expense	(1,335,000)	(1,357,000)
Income tax benefit	767,000	607,000

Loss from continuing operations	$(1,142,000)	$(762,000)

3. Comprehensive Income

Comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net income (loss)	$(206,000)	$62,000
Other comprehensive income (loss) net of taxes:
Change in unrealized gain on marketable securities	(95,000)	11,000

Comprehensive income (loss)	$(301,000)	$73,000

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)

Net income (loss)	$(577,000)	$2,557,000
Other comprehensive loss net of taxes:
Change in unrealized gain on marketable securities	(72,000)	(77,000)

Comprehensive income (loss)	$(649,000)	$2,480,000

Changes in the components of Accumulated Other Comprehensive Income (Loss) are solely attributable to unrealized gains (losses) on marketable equity securities as of September 30, 2007 and 2006. For the nine months ended September 30, 2007, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other
Comprehensive
Income (Loss)

BALANCE, December 31, 2006	$68,000
Change for the nine months ended September 30, 2007, net of taxes	(72,000)

BALANCE, September 30, 2007	$(4,000)

4. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator-
Net income (loss) - Basic and Diluted	$(206,000)	$62,000	$(577,000)	$2,557,000

Denominator-
Weighted average common
shares outstanding - Basic	7,926,248	7,897,871	7,920,973	7,878,241
Incremental shares from assumed
conversions of stock options	-	7,355	-	75,838
Weighted average common shares
outstanding - Diluted	7,926,248	7,905,226	7,920,973	7,954,079

Basic earnings (loss) per share:	$(0.03)	$0.01	$(0.07)	$0.32

Diluted earnings (loss) per share:	$(0.03)	$0.01	$(0.07)	$0.32

For the three and nine months ended September 30, 2007, 63,250 potentially dilutive securities have been excluded from the calculation of earnings per share. For the three and nine months ended September 30, 2006, 50,000 shares were not included in computing the diluted per-share amounts because their inclusion would have been anti-dilutive.

5. Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through September 30, 2007, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three and nine months ended September 30, 2007.

6. Stock Option Plans:

The independent members of the Company’s Board of Directors were granted 5,000 options each, totaling 25,000 options on July 19, 2007 at an exercise price of $5.60 per share with a five year vesting period pursuant to the 2004 Director Plan. No options were granted under the 2004 Incentive Plan during the three and nine months ended September 30, 2007 and 2006.

A summary of option activity under the option plans as of September 30, 2007, and changes during the period then ended, is presented below:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2007	120,000	$6.15	7.5	$192,000
Options granted	25,000	5.60	9.8	31,000
Options exercised	(10,000)	3.32	-	21,000
Options terminated and expired	-	-	-	-
Options outstanding at September 30, 2007	135,000	$6.26	7.4	$10,000

Options exercisable at September 30, 2007	63,250	$5.73	6.3	$10,000

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2007, and changes during the three and nine months ended September 30, 2007, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2007	59,100	$5.61

Shares Granted	-
Shares Vested	(23,966)	5.78
Shares Forfeited	-

Nonvested shares at September 30, 2007	35,134	$5.51

During 2006, 29,500 restricted shares of Common Stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the three and nine months ended September 30, 2007 includes $17,000 and $68,000, respectively, related to the issuance of restricted shares in 2006. Also during 2006, 22,465 shares of common stock were granted to employees under the 2004 Incentive Plan without any restrictions. These shares were issued in satisfaction of incentive bonus awards that had been accrued and expensed in 2005.

During 2005, 47,400 restricted shares of Common Stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the three months ended September 30, 2007 and 2006 includes $8,000 and $28,000, respectively, and for the nine months ended September 30, 2007 and 2006 includes $26,000 and $79,000, respectively, related to the issuance of restricted shares in 2005.

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

8. Other Matters:

See the “Legal Proceedings” section in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 and Quarterly Reports on Form 10-Q for the Three Months Ended March 31, 2007 and for the Three and Six Months Ended June 30, 2007. The Company incurred expenses of $514,000 during the first nine months of 2007 in connection with the investigation described in such reports, of which $7,000 was incurred in the third quarter of 2007. The Company is unable to predict the amount of expenses it could be required to incur in the future, or whether or not such amounts would be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three and nine month period ended September 30, 2007 compared to the three and nine month period ended September 30, 2006 and the Company’s financial condition as of September 30, 2007. It is presumed that readers have read or have access to Wilshire’s 2006 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter and nine months ended September 30, 2007 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

Overview

Net loss for the three months ended September 30, 2007 was $206,000 or $0.03 per diluted share as compared to net income of $62,000 or $0.01 per diluted share for the three month period ended September 30, 2006. For the nine months ended September 30, 2007 the Company recorded a net loss of $577,000 or $0.07 per diluted share as compared to net income of $2,557,000 or $0.32 per diluted share during the nine months ended September 30, 2006. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

During the nine months ended September 30, 2007, the Company sold the following real estate assets:

•	In January and February 2007, the Company closed on the sale of a one bedroom and a two bedroom condominium unit at Jefferson Gardens for gross proceeds of $144,300 and $195,000, respectively.

•	In February 2007, the Company closed on the sale of a parcel of land located in Lake Hopatcong, New Jersey for gross proceeds of $850,000.

•	In April 2007, the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for gross proceeds of $150,000.

•	In July 2007, the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for gross proceeds of $150,000.

•	In August 2007, the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for gross proceeds of $154,500.

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $123,000 and $610,000, respectively during the three and nine months ended September 30, 2007. A portion of the taxes payable may be deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property. These gains were included in the statements of operations in discontinued operations - real estate - gain from sales.

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

The following table presents the increases (decreases) in each major statement of operations category for the three and nine months ended September 30, 2007 and 2006, respectively. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Income Categories for the Periods:

	For the three months ended September 30, 2007 v 2006		For the nine months ended September 30, 2007 v 2006
	Amount ($)%		Amount ($)%
Revenues	$164,000	7.3%	$453,000	6.9%
Costs and expenses:
Operating expenses	12,000	0.8%	473,000	12.2%
Depreciation expense	(194,000)	-34.8%	(606,000)	-35.6%
General and administrative	496,000	125.3%	889,000	50.9%
Total costs and expenses	314,000		756,000
Income (loss) from Operations	(150,000)		(303,000)
Other Income
Dividend and interest income	(23,000)	-14.4%	(306,000)	-43.0%
Other income	48,000	100.0%	47,000	940.0%
Interest expense	(16,000)	3.7%	22,000	-1.6%
Income (loss) before provision for taxes	(141,000)		(540,000)
Income tax expense (benefit)	38,000	-17.8%	(160,000)	26.4%
Income (loss) from continuing operations	(179,000)		(380,000)
Discontinued operations - real estate:
Loss from operations	(42,000)	33.3%	(113,000)	27.7%
Gain from sales	(258,000)	-67.7%	(3,623,000)	-85.6%
Discontinued operations - oil & gas:
Loss from operations	211,000	-3516.7%	982,000	194.1%
Net income (loss)	$(268,000)	-432.3%	$(3,134,000)	-122.6%
Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	150.0%	$(0.04)	40.0%
Income (loss) from discontinued operations	(0.01)	-33.3%	(0.35)	-83.3%
Net income (loss)	$(0.04)	400.0%	$(0.39)	-121.9%
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.03)	150.0%	$(0.04)	40.0%
Income (loss) from discontinued operations	(0.01)	-33.3%	(0.35)	-83.3%
Net income (loss)	$(0.04)	-400.0%	$(0.39)	-121.9%

Results of Operations

Three Months Ended September 30, 2007 as Compared with Three Months Ended September 30, 2006

Continuing Operations:

Loss from continuing operations amounted to $366,000 during the three months ended September 30, 2007 as compared to a loss from continuing operations of $187,000 during the three months ended September 30, 2006. Results per diluted share from continuing operations amounted to $(0.05) during the three months ended September 30, 2007 as compared to $(0.02) during the three months ended September 30, 2006. The 2007 period included the following charges to expense: an increase in general and administrative expense of $496,000, which primarily relates to increased legal and professional fees, as well as a decrease in depreciation expense of $194,000 related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas, into continuing operations from discontinued operations during the second quarter of 2006.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Total
	Three months ended September 30,		Increase		Three months ended September 30,		Increase		Three months ended September 30,		Increase
	2007	2006	$	%	2007	2006	$	%	2007	2006	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$1,969	$1,892	$77	4.1	$443	$356	$87	24.4	$2,412	$2,248	$164	7.3
Operating expenses	1,252	1,247	5	0.4	183	176	7	4.0	1,435	1,423	12	0.8
Net operating income	$717	$645	$72	11.2	$260	$180	$80	44.4	$977	$825	$152	18.4

Reconciliation to consolidated loss from continuing operations:
Net operating income	$977	$825
Depreciation expense	(364)	(558)
General and administrative expenses	(892)	(396)
Other income	185	160
Interest expense	(447)	(431)
Income tax benefit	175	213

Loss from continuing operations	$(366)	$(187)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During the three month period ended September 30, 2007, NOI increased by $72,000 or 11.2% to $717,000 as compared to $645,000 during the same period in 2006. The increase in NOI is a result of increased revenues of $77,000 or 4.1%, which was partially offset by increased operating expenses of $5,000 or 0.4%.

Revenues increased $77,000 or 4.1% during the quarter ended September 30, 2007 to $1,969,000, compared to $1,892,000 during the quarter ended September 30, 2006. Operating expenses increased $5,000 or 0.4% to $1,252,000. The increase in revenues was primarily attributable to increased occupancy at both Texas properties based upon continued concentrated marketing efforts.

The operating expenses remained stable during the quarter ended September 30, 2007 as compared to the same period in 2006 based upon management’s directive to control operating costs which in combination with increased revenues resulted in increased NOI of 11.2%

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006, increased $87,000 or 24.4% to $443,000 and operating expenses increased $7,000 or 4.0% to $183,000. The revenue increase was attributable to increased rental revenue of $61,000 at Tempe Corporate Center and $26,000 at Royal Mall Plaza (Arizona). The increase in operating expenses of $7,000 or 4% is primarily attributable increased expenses of the overall operations.

Depreciation expense amounted to $364,000 during the three months ended September 30, 2007, a decrease of $194,000 from $558,000 during the three months ended September 30, 2006. The decrease in depreciation expense relates to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas into continuing operations from discontinued operations during the second quarter of 2006.

General and administrative expense increased $496,000, or 125.3%, to $892,000 during the three months ended September 30, 2007 as compared to $396,000 during the same period in 2006. The increase in general and administrative expense is primarily attributable to professional fees associated with the potential sale or merger of the Company and costs associated with the Company’s Annual Meeting.

Other income increased $25,000 to $185,000 or 15.6% in the 2007 quarter from $160,000 in the 2006 quarter. The increase is primarily related to increased interest rates and dividend income during the current quarter as compared to the same period in 2006.

Interest expense increased to $447,000 during the three months ended September 30, 2007 as compared to $431,000 during the three months ended September 30, 2006. The increase primarily relates to normal monthly mortgage amortization of existing debts.

The benefit for income taxes amounted to $175,000 and $213,000 during the three months ended September 30, 2007 and 2006, respectively. The change in the benefit for income taxes is related to the level of loss from continuing operations during the 2007 quarter as compared to the 2006 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the three months ended September 30, 2007 amounted to $45,000 as compared to an after tax income of $255,000 during the three months ended September 30, 2006. The loss during the 2007 period is comprised of a loss from discontinued operations of $168,000 which was partially offset by a gain from the sale of two condominium units at Jefferson Gardens for gross proceeds of $304,500 that resulted in an after tax gain of $123,000. Income during the quarter ended September 30, 2006 reflects the sale of the Twelve Oaks Apartment Complex in September 2006 for gross proceeds of $2.2 million that resulted in an after tax gain of $381,000.

The loss from operating properties classified as discontinued operations increased to a loss of $168,000 during the quarter ended September 30, 2007 as compared to a loss of $126,000 during the same period in 2006. The increase in the operating loss resulted from overall increased operating expenses at properties designated as discontinued.

Oil and Gas

During the quarter ended September 30, 2007, the Company recorded income from the wind down of its former oil and gas business, of $205,000 as compared to a loss of $6,000 during the same period in 2006. The net income from the wind down of the oil and gas business during the quarter ended September 30, 2007 relates to a foreign currency gain and interest income during the period. The loss during the quarter ended September 30, 2006 relates to professional fees associated with the wind down of the oil and gas business which was sold in 2004.

Nine Months Ended September 30, 2007 as Compared with Nine Months Ended September 30, 2006

Continuing Operations:

Loss from continuing operations amounted to $1,142,000 during the nine months ended September 30, 2007 as compared to a loss from continuing operations of $762,000 during the nine months ended September 30, 2006. Results per diluted share from continuing operations amounted to $(0.14) during the nine months ended September 30, 2007 as compared to $(0.10) during the nine months ended September 30, 2006. The 2007 period included the following charges to expense: an increase in general and administrative expense of $889,000, which primarily relates to the costs associated with the matters described in Note 8 of the Financial Statements and professional fees associated with the contemplated sale or merger of the Company, which was partially offset by a decrease in personnel related costs, and a decrease in depreciation expense of $606,000 related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas, into continuing operations from discontinued operations during the second quarter of 2006.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Total
	Nine months ended September 30,		Increase (Decrease)		Nine months ended September 30,		Increase		Nine months ended September 30,		Increase (Decrease)
	2007	2006	$	%	2007	2006	$	%	2007	2006	$	%
	(In 000s of $)				(In 000s of $)				(In 000s of $)
Total revenues	$5,797	$5,563	$234	4.2	$1,247	$1,028	$219	21.3	$7,044	$6,591	$453	6.9
Operating expenses	3,824	3,401	423	12.4	517	467	50	10.7	4,341	3,868	473	12.2
Net operating income	$1,973	$2,162	$(189)	(8.7)	$730	$561	$169	30.1	$2,703	$2,723	$(20)	(0.7)

Reconciliation to consolidated loss from continuing operations:
Net operating income	$2,703	$2,723
Depreciation expense	(1,098)	(1,704)
General and administrative expenses	(2,637)	(1,748)
Other income	458	717
Interest expense	(1,335)	(1,357)
Income tax benefit	767	607

Loss from continuing operations	$(1,142)	$(762)

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

Residential Segment

Revenues from the residential segment increased $234,000 or 4.2% to $5,797,000 during the nine months ended September 30, 2007 as compared to $5,563,000 during the same period in 2006. In addition, operating expenses increased $423,000 or 12.4% to $3,824,000 during the nine months ended September 30, 2007 as compared to the nine month period ended September 30, 2006. The increase in revenues primarily relates to an overall increase in rental rates which maintained a constant blended increase of 4% during the first three quarters of 2007. Significant and successful efforts have been made at the Texas properties to increase occupancy and related revenues. The Arizona and New Jersey properties have maintained steady results by maintaining high occupancy levels and obtaining modest rental increases.

The increase in operating expenses during the nine month period September 30, 2007 as compared to the same period in 2006 was primarily related to all residential properties and was comprised of increased upgrades and maintenance related to occupancy turnover and required repairs to the properties. In addition, during the first quarter 2007 operating expense increased at our Texas properties resulting from severe weather damage requiring non-recurring repairs of approximately $60,000 and increased real estate taxes of $24,000.

Commercial Segment

Commercial segment revenues increased $219,000 or 21.3% for the nine months ended September 30, 2007 to $1,247,000 as compared to $1,028,000 for the nine months ended September 30, 2006. Operating expenses increased $50,000 or 10.7% to $517,000 for the nine months ended September 30, 2007 as compared to $467,000 for the same period in 2006. The revenue increase was primarily attributable to a $152,000 increase in revenue at Tempe Corporate Center (Arizona) and a $67,000 increase at Royal Mall (Arizona).

The increase in operating expenses is primarily related to the increased leasing activity, refurbishment and maintenance activities taking place at both properties.

Depreciation expense amounted to $1,098,000 during the nine months ended September 30, 2007, a decrease of $606,000 or 35.6% from $1,704,000 during the nine months ended September 30, 2006. The decrease in depreciation expense primarily relates to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas into continuing operations from discontinued operations during the second quarter of 2006.

General and administrative expense increased $889,000, or 50.9%, to $2,637,000 during the nine month period ended September 30, 2007 as compared to $1,748,000 during the same period in 2006. The increase is primarily related to the costs associated with the matters described in Note 8 of the Financial Statements which amounted to $514,000 for the nine months ended September 30, 2007, as well as increased professional fees associated with the contemplated sale or merger of the Company, which was partially offset by the inclusion of a $387,000 charge during the second quarter of 2006 related to the failure to close a proposed purchase of a property in Avondale, Arizona

Other income decreased $259,000 to $458,000 during the nine month period ended September 30, 2007 from $717,000 during the nine months ended June 30, 2006. The decrease is primarily related to a decline in interest and dividend income as a result of the payment of a special distribution on June 29, 2006 to stockholders of $3.00 per share or $23.7 million, which was partially offset by increased interest rates during 2007.

Interest expense decreased to $1,335,000 during the nine months ended September 30, 2007 as compared to $1,357,000 during the nine months ended September 30, 2006. The decrease primarily relates to the reduction in mortgages as a result of the sales of properties during 2006 and 2007.

The benefit for income taxes increased to $767,000 during the nine months ended September 30, 2007 as compared to $607,000 during the nine months ended September 30, 2006. The change in the benefit for income taxes is related to the level of loss from continuing operations during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $89,000 for the nine months ended September 30, 2007 as compared to after tax income of $3,825,000 for the same period in 2006. The income during the 2007 period reflects the sale of five condominium units at Jefferson Gardens and the sale of the Lake Hopatcong land resulting in gross proceeds of $1.6 million and after tax gain of $610,000. Income during the 2006 period reflects the following sales of real estate properties:

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

The loss from operating properties classified as discontinued operations increased to a loss of $521,000 during the nine months ended September 30, 2007 as compared to a loss of $408,000 during the nine month period ended September 30, 2006. The increase in the operating loss resulted from the sale of the Wilshire Grand Hotel during the second quarter of 2006, which was a positive contributor to operating income. This was partially offset by the sale of the Twelve Oaks Apartment complex, which had a negative impact on the operating loss during the second and third quarters of 2006.

Oil and Gas

During the nine months ended September 30, 2007, the Company recorded income from the wind down of its former oil and gas business, of $476,000 as compared to a loss of $506,000 during the nine months ended September 30, 2006. The net income from the wind down of the oil and gas business during the nine months ended September 30, 2007 relates to a foreign currency gain and interest income during the period. The loss during the nine months ended September 30, 2006 relates to professional fees associated with the wind down of the oil and gas business which was sold in 2004.

Liquidity and Capital Resources

At September 30, 2007, the Company had working capital, including restricted cash, of $15.1 million, compared to working capital of $15.0 million at December 31, 2006. Fluctuations in individual components of working capital include proceeds received in connection with the sale of real estate of $1.5 million, which was partially offset by the loss from continuing operations of $1.1 million and the purchase of a property in Sussex New Jersey for $250,000.

The Company had $15.5 million of cash and cash equivalents, restricted cash and short-term marketable debt and equity securities at September 30, 2007. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, marketable and money market funds and marketable equity securities. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

As previously disclosed, the Company is aggressively pursuing a sale or merger of the Company.  While negotiations are continuing, no assurances can be made that a definitive agreement will be executed.

Net cash used in operating activities amounted to $560,000 and $11,305,000 during the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the use of cash resulted from a net loss of $577,000, the effect of the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts. During the nine months ended September 30, 2006 the use of cash resulted from the effect of the sale of real estate properties of $7.1 million, an adjustment to deferred income taxes of $6.3 million related to a Section 1031 exchange which was not consummated, which was partially offset by net income during the period of $2.6 million and the related changes in receivables, payables and current and deferred tax accounts.

Net cash used in investing activities amounted to $3.0 million during the nine months ended September 30, 2007 as compared to net cash provided by investing activities of $48.1 million during the nine months ended September 30, 2006. The cash used in investing activities during the nine months ended September 30, 2007 primarily relates to the increase in the Company’s short-term marketable debt securities of $3.7 million and capital expenditures on real estate properties of $606,000, which was partially offset from proceeds related to the sale of real estate properties of $1.5 million. Cash provided by investing activities during the nine months ended September 30, 2006 primarily relates to the proceeds from the sale of real estate properties of $22.7 million, a decrease in the Company’s short-term marketable securities of $17.7 million (related to the payment of the special cash distribution on June 29, 2006), a decrease in the Company’s restricted cash of $10.6 million related to the contemplated Section 1031 exchange which was partly offset by capital expenditures on real estate properties of $3.4 million.

Net cash used in financing activities amounted to $508,000 and $32.6 million during the nine month periods ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the use of cash reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments of $543,000, which was partially offset by the proceeds from the exercise of stock options in the amount of $33,000. The use of cash during the nine month period ended September 30, 2006 reflects the payment of the special cash distribution to stockholders on June 29, 2006 in the amount of $23.7 million, a cash distribution to the non-controlling joint venture partner related to the sale of the Wilshire Grand Hotel of $5.4 million, and the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At September 30, 2007, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program. No shares were purchased during the three and nine months ended September 30, 2007.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income, a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At September 30, 2007, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

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

Long-term debt as of September 30, 2007 and December 31, 2006 consists of the following -

	2007	2006
Mortgage notes payable	$29,074,000	$29,618,000
Less-current portion (1)	510,000	535,000
Long-term portion (2)	$28,564,000	$29,083,000

(1)	Includes mortgage debt associated with discontinued operations of $14,000 in 2007 and $58,000 in 2006.

(2)	Includes mortgage debt associated with discontinued operations of $562,000 in 2007 and $700,000 in 2006.

The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2007 and thereafter are -

Year Ended	Amount
September 30, 2008	$510,000
September 30, 2009	4,388,000
September 30, 2010	509,000
September 30, 2011	540,000
September 30, 2012	570,000
Thereafter	22,557,000
$29,074,000

At September 30, 2007, the Company had $29,074,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.14% and an average remaining life of approximately 5.4 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. As of the end of the third quarter of 2007, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of such date due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the closing process relating to the quarter ended September 30, 2007, the Company identified a material weakness related to an error in the recording of a foreign currency translation gain associated with a foreign subsidiary that had been substantially liquidated. Such material weakness relates to an error associated with the Company’s consolidation process which was brought to the Company’s attention by its independent registered public accounting firm.

In addition, we identified a material weakness in the fact that there are insufficient personnel in the finance area at the Company. The Audit Committee previously considered the sufficiency of the number of such finance personnel and believed the situation to be satisfactory. The Audit Committee has now determined that additional finance personnel should be hired, and has so informed senior management, who has agreed to hire additional finance personnel (employees or outside consultants) to assist the Chief Financial Officer and perform a financial review function.

As previously disclosed in the Company’s 2006 Annual Report on Form 10-K (the “10-K”) and in its Forms 10-Q for the quarters ended June 30, 2007 and March 31, 2007 and as referred to in Item 1 of Part II of this Quarterly Report on Form 10-Q, material weaknesses have been noted in connection with the documentation of certain leases and rents at one of the Company’s properties and in connection with certain matters the Company voluntarily reported to government authorities (the “Other Matters”).

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

Also, as noted in Item 9A of the Company’s 10-K, issues existed regarding the Company’s recording of estimated income tax receivable amounts. The tax item was brought to management’s attention through the Company’s own internal review process. The Company engaged a national independent accounting firm to conduct a tax analysis pursuant to FAS 109 in connection with the 10-K, and on a quarterly basis thereafter. Such a tax analysis was performed with respect to the quarters ended September 30, 2007, June 30, 2007 and March 31, 2007. Management believes that these tax issues are resolved.

Based on the steps taken, management (i) believes that the consolidated financial statements included in this 10-Q are fairly stated in all material respects and (ii) does not believe that the material weaknesses described above will result in any additional adjustments to previously issued financial statements.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other Matters

See the “Legal Proceedings” section in the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2006 and Quarterly Report on Form 10-Q for the Three Months Ended March 31, 2007. The Company incurred expenses of $514,000 during the first nine months of 2007 in connection with the investigation described in such reports, of which $7,000 was incurred in the third quarter of 2007. The Company is unable to predict the amount of expenses it could be required to incur in the future, or whether or not such amounts would be material.

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its 2007 Annual Meeting held on July 19, 2007, and the votes cast were as set forth below:

(i)	The election of two directors of the Company to serve as directors of the Company for three year terms expiring in 2010. The votes cast were as follow:

	For	Withheld

Ernest Wachtel	3,912,227	122,233
W. Martin Willschick	3,732,294	302,166
Timothy Brog	2,456,665	45,207
Andrew Dakos	1,926,349	575,523

Mr. Wachtel and Mr. Willschick were re-elected as directors at the annual meeting. The names of each other director whose term of office as a director continued after the annual meeting are as follows: S. Wilzig Izak, Miles Berger, Milton Donnenberg and Eric J. Schmertz, Esq.

(ii)	Ratification of the appointment of J.H. Cohn LLP as the Company’s auditors for 2007. The votes cast were as follows:

For	Against	Abstain
6,472,711	41,366	22,255

(iii)	Consideration of a stockholder proposal to auction the Company to the highest bidder. The votes cast were as follows:

For	Against	Abstain
2,017,586	4,469,685	49,060

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

WILSHIRE ENTERPRISES, INC. (registrant)

Date: November 19, 2007	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Francis J. Elenio
Francis J. Elenio
Chief Financial Officer