Form 10-K
period 2007-12-31
WILSHIRE ENTERPRISES INC
filed 2008-04-14
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☒  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), was $20,670,000.

The number of shares outstanding of the registrant’s $1 par value common stock, as of March 25, 2008, was 7,926,248.

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

Background

Wilshire Enterprises, Inc. (“Wilshire” or the “Company”) is a Delaware corporation founded on December 7, 1951. The Company changed its name from Wilshire Oil Company of Texas to its current name on June 30, 2003. The Company’s principal executive offices are located at 1 Gateway Center, Newark, New Jersey 07102. Its main telephone number is (201) 420-2796. Wilshire maintains a website at www.wilshireenterprisesinc.com .

Wilshire is principally engaged in acquiring, owning and operating real estate properties. As further described below, the Company currently owns multi-family properties, office space, retail space, and land located in the states of Arizona, Texas, Florida and New Jersey.

As previously discussed, the Company is actively exploring opportunities to sell or merge its business. The Company has negotiated with and provided significant due diligence to certain bidders. The Company continues to negotiate a transaction and is hopeful a definitive agreement will be executed, although no assurance can be given in that regard. The Company’s investment banker, Friedman, Billings, Ramsey & Co., Inc. (“FBR”), is assisting the Company in its sales process.

Real Estate Operations

Wilshire is engaged principally in acquiring, owning and operating real estate properties. As of December 31, 2007, Wilshire owned the properties described below:

Name	City	State	Asset Class	Size

Sunrise Ridge	Tucson	AZ	Apartments	340 units
Van Buren	Tucson	AZ	Apartments	70 units
Royal Mall Plaza	Mesa	AZ	Office & retail	66,552 SF
Tempe Corporate	Tempe	AZ	Office	50,700 SF
Tamarac Office Plaza	Tamarac	FL	Office	26,990 SF
Alpine Village	Sussex	NJ	Apartments	132 units
Jefferson Gardens (a)	Jefferson	NJ	Condominiums	12 units
Amboy Tower	Perth Amboy	NJ	Office & Retail	75,000 SF
Alpine Village (b)	Sussex	NJ	Land	0.51 acres
Alpine Village (b)	Wantage	NJ	Land	17.32 acres
Alpine Village (b)	Sussex	NJ	Land	0.49 acres
Alpine Village (b)	Sussex	NJ	Land	0.22 acres
West Orange	West Orange	NJ	Land	0.6 acres
Summercreek	San Antonio	TX	Apartments	180 units
Wellington Estates	San Antonio	TX	Apartments	228 units

(a) The Company closed on the sale of 1 condominium unit on January 28, 2008. Gross proceeds related to the 1 unit were approximately $150,000 and resulted in an after-tax gain of approximately $62,000.

(b) Alpine Village land parcels are adjacent to the Alpine Village Apartments.

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

As previously discussed, the Company is actively exploring opportunities to sell or merge its business. The Company has negotiated with and provided significant due diligence to certain bidders. The Company continues to negotiate a transaction and is hopeful a definitive agreement will be executed, although no assurance can be given in that regard. The Company’s investment banker, Friedman, Billings, Ramsey & Co., Inc. (“FBR”), is assisting the Company in its sales process.

The Company may acquire assets that offer attractive financial returns. In general, it seeks multifamily properties with 200 units or more in geographic regions in which the Company or its contracted property management company (see below) has operations. However, the Company may evaluate other asset classes such as office buildings, senior independent living facilities, retail centers and real estate securities and other geographic regions and may invest in one or more of these asset classes in lieu of a multifamily property. During 2007, the Company purchased two parcels of land totaling .71 acres adjacent to the Alpine Village land parcel for an aggregate purchase price of $170,000. The purchase of such parcels is considered strategic as it provides greater access to the Company’s existing 18 acres at Alpine Village.

Divestiture of Assets

The Company divested the following real estate properties in 2007:

					Taxes
Name (State) (asset class)	Date Sold	Selling Price	Net Book Value	Mortgage Value	Payable on Sale	Net Proceeds (a)

Jefferson Gardens (NJ)
(1-bedroom condominium)	1/22/2007	$144,000	$34,000	$10,000	$38,000	$81,000
Jefferson Gardens (NJ)
(2-bedroom condominium)	2/12/2007	$195,000	$50,000	$2,000	$51,000	$128,000
Lake Hopatcong Land
(1.8 acres)	2/15/2007	$850,000	$355,000	$-	$188,000	$648,000
Jefferson Gardens (NJ) (b)
(1-bedroom condominium)	4/23/2007	$150,000	$31,000	$-	$43,000	$97,000
Jefferson Gardens (NJ)
(1-bedroom condominium)	7/26/2007	$150,000	$36,000	$-	$40,000	$99,000
Jefferson Gardens (NJ)
(1-bedroom condominium) (b)	8/15/2007	$155,000	$38,000	$-	$39,000	$101,000
Jefferson Gardens (NJ)
(1-bedroom condominium)	11/29/2007	$170,000	$36,000	$-	$48,000	$111,000

(a) Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

(b) Taxes payable on this property are deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property.

On January 28, 2008 the Company closed on the sale of a one bedroom condominium unit at Jefferson Gardens for a gross sales price of $150,000. The unit had a book value of $36,000, had no mortgage, taxes payable are $39,000 and transaction costs, such as commissions, legal fees, taxes and other expenses, amounted to $13,000, resulting in net proceeds of $98,000 and an after-tax gain of approximately $62,000.

Employees

As of December 31, 2007, the Company had a total of six employees in its corporate office.

Property Management

Wilshire contracts with a property management company (the “PMC”) located in Phoenix, Arizona to assist in the management of the Company’s properties, including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire’s properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company’s New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions and regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2007 the PMC employed 511 full time and 27 part time people and managed property on behalf of Wilshire in the states of Arizona, Florida, New Jersey, and Texas. To Wilshire’s knowledge, the PMC does not currently own real estate assets for its own investment purposes. PMC has advised Wilshire that in 2007, Wilshire accounted for approximately 8.1% of PMC’s total revenues.

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

Investment in Marketable Securities

The Company holds investments in certain marketable equity securities and short-term marketable debt instruments, including auction rate securities with interest rate resets ranging from every seven days to every 45 days. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto. Beginning in February 2008, auctions for the resale of such securities have ceased to reliably support the liquidity of these securities. We expect to continue to receive interest according to the stated terms of the investments, including above market interest rates related to the auction failures. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, we cannot be certain that liquidity will be restored in the foreseeable future and we may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. If liquidity is not reestablished in the short term, we may be required to reclassify these investments as long-term assets based on the nominal maturity date of the underlying securities. The Company’s investments in marketable securities are accounted for as securities available for sale.

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

Our goal of maximizing shareholder value includes the possibility of selling our Company to a third party or of merging our Company into a suitable merger partner. As previously discussed, the Company is actively exploring opportunities to sell or merge its business. The Company has negotiated with and provided significant due diligence to certain bidders. The Company continues to negotiate a transaction and is hopeful a definitive agreement will be executed, although no assurance can be given in that regard. The Company’s investment banker, Friedman, Billings, Ramsey & Co., Inc. (“FBR”), is assisting the Company in its sales process.

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

We are susceptible to changes in interest rates. Increasing interest rates are detrimental to our ability to raise capital for investment purposes at suitable interest rates. Declining interest rates generally make home ownership more affordable than renting for tenants and may cause vacancy rates at our properties to increase. A decline in general economic conditions may cause an increase in vacancy rates at our office and retail properties.

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

We may be subjected to unforeseen or unanticipated market conditions that could adversely affect our available working capital and financial position.

We hold positions in short-term investments that consist of certain auction rate securities (ARS). These investments represent interests in collateralized debt obligations supported by pools of loans with long-term nominal maturities but for which interest rates are normally reset every seven days to every 45 days through a dutch auction process. Consistent with our policy, all ARS investments were rated at the time of purchase and still are currently rated AAA or the equivalent thereto. Beginning in February 2008, auctions for the resale of such securities have ceased to reliably support the liquidity of these securities. We expect to continue to receive interest according to the stated terms of the investments, including above market interest rates related to the auction failures. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, we cannot be certain that liquidity will be restored in the foreseeable future. We may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. If liquidity is not reestablished in the short term, we may also be required to reclassify these investments as long-term assets based on the nominal maturity date of the underlying securities. In addition, the value of such investments could potentially be impaired on a temporary or other-than-temporary basis. If it is determined that the value of the investment is impaired on an other-than-temporary basis, we would be required to write down the investment to its fair value and record a charge to earnings for the amount of the impairment.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The executive and administrative office of the Company consists of approximately 4,000 square feet, located at 1 Gateway Center, Suite 1030, Newark, New Jersey. Beginning on April 1, 2005, Wilshire leased this office pursuant to a five year lease, with two renewal options of five years each. The base monthly rental is $10,880.

The following table provides summary information regarding the Company’s apartment properties and condominium properties as of December 31, 2007.

			Apartment Unit Type
Name (State)	Date Acquired	No. of Units	Studio / Efficiencies	1 BR	2 BR	3 BR	Acreage	Rentable Sq. Ft.
Apartments:
Alpine Village (NJ)	10/29/95	132	-	48	84	-	13.73	101,724
Summercreek (TX)	3/29/01	180	-	84	96	-	8.17	142,452
Sunrise Ridge (AZ)	10/24/97	340	-	144	196	-	17.73	291,674
Van Buren (AZ)	6/11/98	70	-	42	28	-	1.41	81,404
Wellington (TX)	7/30/98	228	24	60	116	28	8.69	214,744
Condominiums:
Jefferson Gardens (a)(b)	3/31/94	12	-	10	2	-	-	9,383

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K

(b) The Jefferson Gardens condominium complex has a total of 50 units, 34 one bedroom and 16 two bedroom, of which the Company owned 12 units as of December 31, 2007.

The following table provides summary information regarding the Company’s commercial properties and vacant land as of December 31, 2007.
Name (State)	Date Acquired	Rentable Sq. Ft.	Acreage
Office & Retail:
Amboy Tower (NJ) (a)	3/31/98	75,000
Royal Mall Plaza (AZ)	3/31/94	66,552
Tamarac Office Plaza (FL) (a)	12/31/92	26,990
Tempe Corporate (AZ)	12/31/92	50,700
Land:
Alpine Village, Sussex (NJ) (a)	10/28/98	-	0.51
Alpine Village, Wantage (NJ) (a)	2/16/01	-	17.32
Alpine Village, Center Street, Sussex (NJ) (a)	6/13/07	-	0.49
Alpine Village, Unionville Ave., Sussex (NJ) (a)	11/26/07	-	0.22
West Orange (NJ) (a)	3/31/94	-	0.60

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but that may not be in a geographic region that is currently being targeted by the Company. Discontinued operations include properties that either are under contracts for sale or the Company has identified as properties potentially for sale depending on market conditions, including Jefferson Gardens (NJ) (sold 1 1-bedroom unit during the first quarter 2008), Amboy Tower (NJ), Tamarac Office Plaza (FL) and the West Orange, New Jersey land parcels. The Company may or may not sell some or all of such assets.

The following table provides summary financial information for the Company’s properties that are not carried as discontinued operations:

	As of December 31, 2007		For the Year Ended December 31, 2007
Name (State)	Net Book Value	Mortgage Principal	Net Operating Income	Interest Expense	Capital Expenditures
Apartments:
Sunrise Ridge (AZ)	$5,271,000	$10,007,000	$1,243,000	$589,000	$220,000
Van Buren (AZ)	1,627,000	1,964,000	209,000	116,000	9,000
Summercreek (TX)	4,933,000	3,955,000	254,000	319,000	21,000
Wellington (TX)	3,634,000	4,115,000	472,000	242,000	50,000
Alpine Village (NJ)	3,159,000	4,676,000	412,000	275,000	12,000
Office & Retail:
Royal Mall Plaza (AZ)	1,366,000	-	411,000	-	100,000
Tempe Corporate (AZ)	2,441,000	3,661,000	555,000	240,000	32,000

Total:	$22,431,000	$28,378,000	$3,556,000	$1,781,000	$444,000

Item 3.    Legal Proceedings

Other Matters

As previously disclosed, during the latter portion of 2006 and the first quarter of 2007, the Company conducted a preliminary inquiry into its relationship with a private consulting firm. As a result of that inquiry, the Company voluntarily reported to governmental authorities that a principal of the private consulting firm was, and may continue to be, a public servant in a municipality in which the Company does business; for some period of time the consulting firm was provided office space by the Company on a rent-free basis in a building owned by the Company; and the fees charged the Company by the private consulting firm for consulting services may have been above the customary fees for the services provided.

The Company will continue to cooperate fully with governmental authorities with respect to this matter. The Company does not believe that it will be named in any formal legal proceeding in connection with this matter, although no assurance can be given in that regard; however, it is possible that the indemnification obligations of the Company could still be significant.

The Company has undertaken a review of its records and record-keeping practices. As a result of this review, the Company has concluded that (i) the events under investigation do not materially adversely affect any financial statements previously filed by the Company and (ii) the Company is not aware of any comparable arrangements with other public servants.

 The Company has incurred considerable expense in connection with its preliminary investigation, the steps taken to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $87,000 of such expenses was incurred during the fourth quarter of 2006 and approximately $569,000 of such expenses was incurred during fiscal 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2007.

Item 4A.  Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Executive Officer of The Company Since	Position with the Company and Business Experience

S. Wilzig Izak, Age 49	1987	Chairman of the Board of the Company since September 20, 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President

Francis J. Elenio, Age 42	September 2006
Chief Financial Officer, Secretary and Treasurer of the Company since September 2006; Chief Financial Officer of Premier Wealth Management, Inc. since September 2007; Chief Financial Officer of Webcollage, Inc. (March 2006 - August 2006); Interim Chief Financial Officer of TWS Holdings, Inc. (November 2005 - March 2006); Chief Financial Officer and Director of Roomlinx, Inc. (April 2004 - November 2005); Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc. (January 1999 - August 2003)

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company’s common stock for the quarters indicated during the years ended December 31, 2007 and 2006:

	Quarter 1			Quarter 2			Quarter 3			Quarter 4
	High	-	Low	High	-	Low	High	-	Low	High	-	Low

2007	$5.10	-	4.50	$5.95	-	4.90	$5.99	-	3.97	$4.35	-	3.07
2006	8.48	-	7.70	9.39	-	5.80	5.86	-	4.00	5.00	-	4.55

As of March 20, 2008, there were 3,526 common shareholders of record.

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

In June 2004, the Company’s Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker’s commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company. No shares were repurchased during the period October 1, 2007 through December 31, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company’s shareholders.

	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity compensation plans approved by security holders	135,000	$6.26	575,424

Equity compensation plans not approved by security holders	-	-	-

Total	135,000	$6.26	575,424

Item 6.    Selected Financial Data

The selected consolidated financial data for the Company for each of the five (5) fiscal years in the period ended December 31, 2007 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP, an Independent Registered Public Accounting Firm, has reported upon the consolidated financial statements as of and for the years ended December 31, 2007, 2006, 2005 and 2004. The consolidated financial statements as of and for the year ended December 31, 2003 has been reported upon by Ernst & Young LLP, Independent Registered Public Accounting Firm.

The following table sets forth the Company’s selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	As of December 31,
	(In thousands)
	2007	2006	2005		2004	2003
Balance Sheet Data at Year-End:
Total assets	$45,384	$46,915	$88,915		$86,916	$98,997
Long-term debt	28,952	29,618	33,352		46,855	58,494
Stockholders' equity	13,136	13,923	41,852	(1)	28,474	24,527
Weighted average shares outstanding:
Basic	7,922	7,888	7,864		7,796	7,810
Diluted	7,922	8,015	7,966		7,955	7,810

	For the Year Ended December 31,
	(In thousands of dollars except per share amounts)
	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$9,420	$8,834	$8,186	$8,114	$7,911
Costs and expenses:
Operating expenses	5,863	5,275	4,708	4,441	4,519
Depreciation	1,368	1,987	1,215	1,427	1,533
General and administrative	3,617	2,475	3,493	2,143	2,349
Total costs and expenses	10,848	9,737	9,416	8,011	8,401
Dividend and interest income	540	836	700	685	743
Sale of marketable securities	-	-	134	-	2,621
Sale of real estate related assets	-	-	675	-	-
Life insurance proceeds	-	-	-	-	1,000
Other income	36	7	32	-	232
Interest expense including amortization of deferred financing costs	(1,837)	(1,811)	(1,911)	(1,916)	(2,403)
Income (loss) before provision for taxes	(2,689)	(1,871)	(1,600)	(1,128)	1,703
Income tax expense (benefit)	(1,321)	(829)	(1,019)	(409)	169
Income (loss) from continuing operations	(1,368)	(1,042)	(581)	(719)	1,534
Discontinued operations - real estate	176	3,212	8,577	4,068	271
Discontinued operations - oil & gas	300	115	(1,105)	(1,322)	(3,178)
Net income (loss)	$(892)	$2,285	$6,891	$2,027	$(1,373)
Basic earnings (loss) per share:
Continuing operations	$(0.17)	$(0.13)	$(0.07)	$(0.09)	$0.20
Discontinued operations	0.06	0.42	0.95	0.35	(0.38)
Net income (loss) per share	$(0.11)	$0.29	$0.88	$0.26	$(0.18)
Diluted earnings (loss) per share:
Continuing operations	$(0.17)	$(0.13)	$(0.07)	$(0.09)	$0.20
Discontinued operations	0.06	0.41	0.94	0.34	(0.38)
Net income (loss) per share	$(0.11)	$0.28	$0.87	$0.25	$(0.18)

(1) Includes $6.7 million representing the non-controlling interest of a joint venture partner. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Effect of Recent Financial Pronouncements.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2007, Wilshire primarily engaged in the real estate business. During 2007, 2006 and 2005, the Company also conducted activities related to winding up its oil and gas business which was sold in April 2004.

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

The Company’s activities are reviewed and analyzed in the following discussion, which should be read in conjunction with the financial statements and notes contained in Item 8 of this Annual Report on Form 10-K. Certain statements in this discussion may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements reflect Wilshire’s current expectations regarding future results of operations, economic performance, financial condition and achievements of Wilshire, and do not relate strictly to historical or current facts. Wilshire has tried, wherever possible, to identify these forward looking statements by using words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning. Although Wilshire believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, such statements are subject to risks and uncertainties, which may cause the actual results to differ materially from those projected. Such factors include, but are not limited to the risks described in Item 1A of this Annual Report.

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

Impairment of Property and Equipment

On a periodic basis, management assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management does not believe at December 31, 2007 or 2006 that the value of any of its properties was impaired.

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

Foreign Operations

The assets and liabilities of Wilshire’s substantially liquidated Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. Translation gains or losses are included in the Company’s results of operations.

As a result of the sale of the Canadian oil and gas assets in 2004, Wilshire provided for at December 31, 2005 and paid during 2006, $2.1 million of United States taxes. During 2005, the Company’s Canadian affiliate declared and paid to Wilshire dividends amounting to $11.5 million, resulting in the payment of $576,000 of Canadian taxes. See Note 1 “Foreign Operations” of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 in 2008 is not expected to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company’s adoption of SFAS 159 in 2008 is not expected to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). The standards are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

SFAS 160 is designed to improve the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. In addition, SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. The Company does not have an outstanding noncontrolling interest in one or more subsidiaries and therefore, SFAS 160 is not applicable to the Company at this time.

Results of Operations

The following table presents the increases (decreases) in each major statement of income category for the year ended December 31, 2007 (“2007”) compared with the year ended December 31, 2006 (“2006”) and 2006 compared with the year ended December 31, 2005 (“2005”).

	Increase (Decrease) in Consolidated Statements
	of Income Categories for the Periods:
	2007 v. 2006		2006 v. 2005
	Amount ($)%		Amount ($)%

Revenues	$586,000	6.6%	$648,000	7.9%
Costs and expenses:
Operating expenses	588,000	11.1%	567,000	12.0%
Depreciation	(619,000)	(31.2)%	772,000	63.5%
General and administrative	1,142,000	46.1%	(1,018,000)	(29.1)%
Total costs and expenses	1,111,000		321,000
Loss from Operations	(525,000)		327,000
Other Income
Dividend and interest income	(296,000)	(35.4)%	136,000	19.4%
Sale of marketable securities	-	-	(134,000)	(100.0)%
Sale of real estate assets	-	-	(675,000)	(100.0)%
Other income	29,000	414.3%	(25,000)	(78.1)%
Interest expense	(26,000)	(1.4)%	100,000	(5.2)%
Loss before provision for taxes	(818,000)		(271,000)
Income tax benefit	(492,000)	59.3%	190,000	(18.6)%
Loss from continuing operations	(326,000)		(461,000)
Discontinued operations - real estate
Loss from operations	509,000	(49.9)%	(322,000)	46.1%
Gain from sales	(3,545,000)	(83.7)%	(5,043,000)	(54.4)%
Discontinued operations - oil & gas			-
Loss from operations	185,000	160.9%	1,220,000	(110.4)%
Gain from sale	-	-	-	-
Net income (loss)	$(3,177,000)	(139.0)%	$(4,606,000)	(66.8)%
Basic earnings (loss) per share:
Loss from continuing operations	$(0.04)	30.8%	$(0.06)	85.7%
Income from discontinued operations	(0.36)	(85.7)%	(0.53)	(55.8)%
Net income (loss) applicable to common stockholders	$(0.40)	(137.9)%	$(0.59)	(67.0)%
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.04)	30.8%	$(0.06)	85.7%
Income from discontinued operations	(0.35)	(85.4)%	(0.53)	(56.4)%
Net income (loss) applicable to common stockholders	$(0.39)	(139.3)%	$(0.59)	(67.8)%

Results of Operations - For the year ended December 31, 2007 as compared to the year ended December 31, 2006

Overview

Net loss for the year ended December 31, 2007 was $892,000 or $0.11 per basic and diluted share, a decrease of $3,177,000 from net income of $2,285,000 or $0.28 per diluted share for the year ended December 31, 2006. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the period.

Continuing Operations:

Loss from continuing operations was $1,368,000 during 2007 as compared to a loss of $1,042,000 during 2006. Results per diluted share from continuing operations were $(0.17) for the year ended December 31, 2007 as compared to $(0.13) per diluted share during 2006. The increased loss from continuing operations during 2007 as compared to 2006 primarily relates to an increase in general and administrative expense of $1,142,000, which primarily relates to the legal costs associated with the matters described above in Item 3 - Legal Proceedings which amounted to $569,000 during 2007 and professional fees incurred in connection with negotiating merger agreements with potential bidders which amounted to $367,000, which was partially offset by a decrease in personnel related costs, and a decrease in depreciation expense of $619,000 related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas, into continuing operations from discontinued operations during the second quarter of 2006.

Reported loss from continuing operations in 2007 compared with 2006 reflects an increased loss from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses), that was partially offset by the other factors described herein. These factors are discussed below.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

Residential Real Estate	Commercial Real Estate	Total	Total
Year ended	Increase	Year ended	Increase	Year ended	Increase
December 31,	(Decrease)	December 31,	(Decrease)	December 31,	(Decrease)
2007	2006	$	%	2007	2006	$	%	2007	2006	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$7,765	$7,387	$378	5.1%	$1,655	$1,447	$208	14.4%	$9,420	$8,834	$586	6.6%

Operating expenses	5,174	4,572	602	13.2%	689	703	(14)	-2.0%	5,863	5,275	588	11.1%

Net operating income	$2,591	$2,815	$(224)	-8.0%	$966	$744	$222	29.8%	$3,557	$3,559	$(2)	-0.1%

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,557	$3,559
Depreciation expense	(1,368)	(1,987)
General and administrative expense	(3,617)	(2,475)
Other income	576	843
Interest expense	(1,837)	(1,811)
Income tax benefit	1,321	829
Loss from continuing operations	$(1,368)	$(1,042)

The above table details the comparative net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated loss from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than loss from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During 2007 NOI decreased by $224,000 or 8.0% to $2,591,000 as a result of an increase in operating expenses of $602,000 or 13.2% to $5,174,000 which was partially offset by an increase in revenues of $378,000 or 5.1% to $7,765,000.

The increase in operating expenses was related to all residential properties and was comprised of increased upgrades and maintenance costs related to occupancy turnover and required repairs to the properties. In addition, during the first quarter of 2007 operating expense increased at our Texas properties resulting from severe weather damage requiring non-recurring repairs of approximately $60,000 and increased real estate taxes of $24,000.

The increase in revenues primarily relates to an overall increase in rental rates. Significant and successful efforts have been made at the Texas properties to increase occupancy and related revenues. The Arizona and New Jersey properties have maintained steady results by maintaining high occupancy levels and obtaining modest rental increases.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During 2007 NOI increased $222,000 or 29.8% to $966,000 primarily due to an increase in revenues of $208,000 or 14.4% to $1,655,000 and a slight decrease in operating expenses of $14,000 or 2.0% to $689,000. The revenue increase was primarily attributable to a $141,000 increase in revenue at Tempe Corporate Center (Arizona) and a $67,000 increase at Royal Mall (Arizona).

Revenues

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
Sunrise Ridge, Arizona	$2,870,000	$2,737,000	$133,000
Van Buren Apartments, Arizona	662,000	620,000	42,000
Wellington Estates, Texas	1,775,000	1,736,000	39,000
Alpine Village, New Jersey	1,327,000	1,225,000	102,000
Summercreek, Texas	1,131,000	1,069,000	62,000
Sub-total - Residential Properties	7,765,000	7,387,000	378,000

Royal Mall Plaza, Arizona	710,000	643,000	67,000
Tempe Corporate Center, Arizona	945,000	804,000	141,000
Sub-total- Commercial Properties	1,655,000	1,447,000	208,000

Total Revenues	$9,420,000	$8,834,000	$586,000

Revenues from rental properties amounted to $9,420,000 in 2007, an increase of $586,000 or 6.6%, from $8,834,000 in 2006. The majority of the increase during 2007 is attributable to Sunrise Ridge Apartments, which had an increase in rental revenues of $133,000 or 4.9%, Tempe Corporate Center which had an increase in rental income of $141,000 or 17.5%, and Alpine Village which experienced a $102,000 increase in rental revenue or 8.3%.

Operating Expenses

	Years Ended December 31,		Increase
	2007	2006	(Decrease)
Sunrise Ridge, Arizona	$1,627,000	$1,465,000	$162,000
Van Buren Apartments, Arizona	453,000	443,000	10,000
Wellington Estates, Texas	1,303,000	1,151,000	152,000
Alpine Village, New Jersey	914,000	718,000	196,000
Summercreek, Texas	877,000	795,000	82,000
Sub-total - Residential Properties	5,174,000	4,572,000	602,000

Royal Mall Plaza, Arizona	300,000	313,000	(13,000)
Tempe Corporate Center, Arizona	389,000	390,000	(1,000)
Sub-total- Commercial Properties	689,000	703,000	(14,000)

Total Operating Expenses	$5,863,000	$5,275,000	$588,000

Operating expenses were $5,863,000 in 2007, which is an increase of $588,000, or 11.1% as compared to $5,275,000 during 2006. The increase for 2007 was primarily related to all residential properties and was comprised of increased upgrades and maintenance costs related to occupancy turnover and required repairs to the properties. In addition, during the first quarter of 2007 operating expense increased at our Texas properties resulting from severe weather damage requiring non-recurring repairs of approximately $60,000 and increased real estate taxes of $24,000.

Depreciation expense amounted to $1,368,000 in 2007, a decrease of $619,000 or 31.2% as compared to $1,987,000 during 2006. The decrease primarily relates to the reclassification in 2006 of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas, and Wellington Estates, Texas, into continuing operations from discontinued operations. Additionally, during 2006 the Company invested in capital expenditures throughout its network of residential and commercial properties. These expenditures were undertaken as part of a program to reposition and strengthen the Company’s properties within their targeted markets. Depreciation expense is not included in the operating expenses shown in the preceding table and discussion.

General and administrative expense increased $1,142,000, or 46.1%, to $3,617,000 in 2007 as compared to $2,475,000 during 2006. This increase was primarily the result of the legal costs associated with the matters described above in Item 3 - Legal Proceedings which amounted to $569,000 and professional fees associated with the contemplated sale or merger of the Company which amounted to $367,000, which was partially offset by a decrease in personnel related costs.

Other income decreased by $267,000 to $576,000 in 2007 as compared to $843,000 in 2006. The decrease primarily relates to a decline in interest and dividend income as a result of the payment of a special distribution on June 29, 2006 to stockholders of $3.00 per share or $23.7 million, which was partially offset by increased interest rates during 2007.

Interest expense increased to $1,837,000 in 2007 from $1,811,000 during 2006. The increase primarily relates to the amortization of deferred financing costs associated with the mortgages on the properties.

The provision for income taxes amounted to a tax benefit of $1,321,000 in 2007 compared to a tax benefit of $829,000 during 2006. The change in the provision for income taxes is related to the level of loss from continuing operations in 2007 compared to 2006 and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $176,000 during 2007 and $3,212,000 during 2006. The income during the 2007 period reflects the sale of six condominium units at Jefferson Gardens and the sale of the Lake Hopatcong land resulting in gross proceeds of $1.8 million and after tax gain of $699,000.

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

The loss on operating discontinued real estate properties decreased to $512,000 during 2007 from $1,021,000 during 2006. The decreased loss is primarily attributable to the operating losses at the Company’s office building in Perth Amboy, New Jersey and Jefferson Gardens Condominiums where many units were left vacant in 2006 in anticipation of their sale to private investors.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2007, the Company recognized after-tax income from the wind down of its former oil and gas business, of $300,000 as compared to $115,000 during 2006. The net income from the wind down of the oil and gas business during 2007 relates to a foreign currency gain and interest income during the period. The income in 2006 is a result of an over provision of withholding taxes related to cash maintained in Canada.

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

	Residential Real Estate				Commercial Real Estate				Total		Total
	Year ended		Increase		Year ended		Increase		Year ended		Increase
	December 31,		(Decrease)		December 31,		(Decrease)		December 31,		(Decrease)
	2006	2005	$	%	2006	2005	$	%	2006	2005	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)
Rental income	$7,384	$6,902	$482	7.0%	$1,447	$1,279	$168	13.1%	$8,831	$8,181	$650	7.9%

Vending income	2	5	(3)	(60.0)%	0	0	0	0.0%	2	5	(3)	(60.0)%

Other	1	0	1	0.0%	0	0	0	0.0%	1	0	1	0.0%

Total revenues	7,387	6,907	480	6.9%	1,447	1,279	168	13.1%	8,834	8,186	648	7.9%

Operating expenses	4,572	4,143	429	10.4%	703	565	138	24.4%	5,275	4,708	567	12.0%

Net operating income	$2,815	$2,764	$51	1.8%	$744	$714	$30	4.2%	$3,559	$3,478	$81	2.3%

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,559	$3,478
Depreciation expense	(1,987)	(1,215)
General and administrative expense	(2,475)	(3,493)
Other income	843	1,541
Interest expense	(1,811)	(1,911)
Income tax benefit	829	1,019
Loss from continuing operations	$(1,042)	$(581)

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

The increase in operating expenses is mainly related to higher utility costs (water, sewer, electric).

Revenues

	Years Ended December 31,		Increase
	2006	2005	(Decrease)
Sunrise Ridge, Arizona	$2,737,000	$2,435,000	$302,000
Van Buren Apartments, Arizona	620,000	584,000	36,000
Wellington Estates, Texas	1,736,000	1,639,000	97,000
Alpine Village, New Jersey	1,225,000	1,163,000	62,000
Summercreek, Texas	1,069,000	1,086,000	(17,000)
Sub-total - Residential Properties	7,387,000	6,907,000	480,000

Royal Mall Plaza, Arizona	643,000	606,000	37,000
Tempe Corporate Center, Arizona	804,000	673,000	131,000
Sub-total- Commercial Properties	1,447,000	1,279,000	168,000

Total Revenues	$8,834,000	$8,186,000	$648,000

Revenues from rental properties amounted to $8,834,000 in 2006, an increase of $648,000 or 7.9%, from $8,186,000 in 2005. The majority of the increase during 2006 is attributable to Sunrise Ridge Apartments, which had an increase in rental revenues of $302,000 or 12.4%. Additionally, Tempe Corporate Center experienced an increase in rental income of $131,000 or 19.5%, and Wellington Estates experienced a $97,000 increase in rental revenue or 5.9%. The Texas apartment complexes were adversely affected by the aftermath of Hurricane Katrina during the 4 th quarter of 2005. However, as a result of marketing efforts, certain rent concessions and changes in the local economy, we have experienced increased rental revenue during the second half of 2006 and into 2007 at our Texas properties.

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

The loss on operating discontinued real estate properties increased to $1,021,000 during 2006 from $699,000 during 2005. The increased loss is primarily attributable to the sales of Biltmore Club Apartments, Galsworthy Arms and the Wilshire Grand Hotel during 2006, all of which contributed income to discontinued operations during 2005. Additionally, the Company recorded operating losses at its office building in Perth Amboy, New Jersey and Jefferson Gardens Condominiums where many units were left vacant in 2006 in anticipation of their sale to private investors, while Tamarac Office Complex generated income during 2006.

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

Liquidity and Capital Resources

At December 31, 2007 and 2006, the Company had working capital, including restricted cash, of $14.6 and $15.0 million, respectively.

The Company has $14.5 million of cash and cash equivalents, including restricted cash and short-term marketable debt and equity securities at December 31, 2007. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, and money market funds and marketable equity securities. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

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

The Company holds investments in certain marketable equity securities and short-term marketable debt instruments, including auction rate securities with interest rate resets ranging from every seven days to every 45 days. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto. Beginning in February 2008, auctions for the resale of such securities have ceased to reliably support the liquidity of these securities. We expect to continue to receive interest according to the stated terms of the investments, including above market interest rates related to the auction failures. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, we cannot be certain that liquidity will be restored in the foreseeable future and we may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. If liquidity is not reestablished in the short term, we may be required to reclassify these investments as long-term assets based on the nominal maturity date of the underlying securities.

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

Net cash used in operating activities amounted to $1.4 million in 2007, $11.4 million in 2006 and $2.3 million in 2005. The 2007 use of net cash primarily relates to gains on sales of real estate assets of $1.1 million, a net loss of $0.9 million and an increase in income taxes receivable of $1.0 million partially offset by depreciation expense of $1.4 million. The 2006 use of net cash primarily relates to gains on sales of real estate assets of $7.0 million and a deferred tax benefit of $7.0 million partly offset by net income of $2.3 million and a depreciation expense of $2.0 million. The 2005 use of net cash primarily related to gains on sales of real estate assets of $16.0 million, partly offset by net income of $6.9 million and a deferred income tax provision of $5.6 million.

Net cash (used in) provided by investing activities amounted to $(2.8) million in 2007, $48.0 million in 2006 and $2.3 million in 2005. The cash used in investing activities during 2007 is due to an increase in short-term marketable securities of $3.6 million and capital expenditures related to our real estate properties of $0.9 million partially offset by proceeds from the sales of real estate assets of $1.7 million.

The cash provided by investing activities during 2006 is due to the proceeds from the sale of real estate of $22.7 million, a decrease in short-term marketable securities of $17.7 million and a decrease in restricted cash of $10.5 million. This was partially offset by capital expenditures of $3.5 million. The decrease in marketable securities and restricted cash related to the special cash dividend paid on June 29, 2006.

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

Net cash used in financing activities amounted to $0.6 million in 2007, $33.0 million in 2006 and $13.8 million in 2005. The 2007 use of cash reflects the normal annual amortization of long-term debt from monthly debt service payments. The 2006 use of cash reflects the payment of the special dividend of $23.7 million paid to stockholders on June 29, 2006, a cash distribution of $5.4 million paid to the non-controlling joint venture partner related to the sale of the Wilshire Grand Hotel and the repayment of long-term debt of $4.2 million as a result of sales of real estate properties and normal amortization of long-term debt from monthly debt service payments. The 2005 use of cash reflects the repayment of long-term debt due to the sales of real estate properties and the oil and gas assets and normal annual amortization of long-term debt from monthly debt service payments.

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

Name of property	Years ended December 31,
	2007	2006	2005

Residential continuing operations:
Sunrise Ridge	$220,000	$223,000	$294,000
Van Buren	9,000	94,000	102,000
Wellington	50,000	174,000	156,000
Alpine	12,000	175,000	67,000
Summercreek	21,000	117,000	54,000

Commercial continuing operations:
Royal Mall Plaza	100,000	242,000	59,000
Tempe Corporate (a)	32,000	305,000	173,000

Discontinued operations - residential:
Biltmore Club (b)	-	-	132,000
Galsworthy Arms (c)	-	-	35,000
Jefferson Gardens	4,000	2,000	14,000
Twelve Oaks (e)	-	-	92,000
Alpine Land (f)	355,000	-	-

Discontinued operations - commercial:
Amboy Towers	60,000	893,000	140,000
Tamarac Office Plaza	21,000	23,000	14,000
Wilshire Grand Hotel & Banquet Facility (d)	-	-	5,486,000

Total capital expenditures	$884,000	$2,248,000	$6,818,000

(a) 2005 includes commissions paid to leasing agents related to multiple year leases.

(b) The Biltmore Club Apartments was sold on December 23, 2005.

(c) The Galsworthy Arms condominiums were sold in the first quarter of 2006.

(d) The Wilshire Grand Hotel & Banquet Facility was sold on May 4, 2006.

(e) Twelve Oaks apartment complex was sold in September 2006.

(f) Alpine Land represents land and a residential building bought in 2007.

On June 3, 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2007, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

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

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company expects to realize a gain during the first quarter 2008 of approximately $62,000 from this sale.

See Item 7A of this Annual Report for information regarding certain long-term commitments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At December 31, 2007, in the opinion of management, there has been no permanent decline in value in the Company’s holdings of equity securities.

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in the Statement of Operations. The Company anticipates that it will repatriate all assets, net of liabilities, of its Canadian subsidiary during 2008.

Long-term debt, consisting solely of mortgage notes payable, totaled the following as of December 31, 2007 and December 31, 2006 –

	2007	2006
Total debt	28,952,000	29,618,000
Less-current portion (1)	518,000	535,000
Long term portion (2)	$28,434,000	$29,083,000

(1)	Includes debt associated with discontinued operations of $14,000 in 2007 and $58,000 in 2006.

(2)	Includes debt associated with discontinued operations of $559,000 in 2007 and $699,000 in 2006.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2007 and thereafter are -

Year	Amount
2008	$518,000
2009	4,380,000
2010	517,000
2011	548,000
2012	579,000
Thereafter	22,410,000
$28,952,000

At December 31, 2007, the Company had $28,952,000 of mortgage debt and notes outstanding which all bear interest at an average fixed rate of 6.1% and an average remaining life of approximately 5.2 years. The fixed rate mortgages and notes are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt and notes that will be required is as follows:

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

At December 31, 2007, we had $7.9 million of principal invested in auction rate securities (ARS). As of March 21, 2008, we had reduced our holdings in ARS investments to approximately $7.8 million. The monthly auctions for these ARS investments have historically provided a liquid market for these securities. Our investments in ARS represent interests in collateralized debt obligations supported by pools of loans with long-term nominal maturities but for which interest rates are normally reset every seven days to every 45 days through a dutch auction process. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto. None of the ARS investments in our portfolio were backed by sub-prime mortgage loans or other collateral with exposure to certain current market conditions. Additionally, all ARS holdings at December 31, 2007 have subsequently been successfully settled through the dutch auction process by either being liquidated into cash or experiencing an interest rate reset.

However, liquidity issues experienced recently in global credit and capital markets have prevented us from liquidating certain ARS investments that reset subsequent to December 31, 2007 as the amount of securities submitted for sale at recent ARS auctions has exceeded the market demand, though they continue to pay interest according to their stated terms. Although insufficient demand for certain ARS may continue, we anticipate, based on discussions with our investment advisors, that liquidity for our securities may possibly be realized through the emergence of secondary markets in the near term, particularly considering the high default interest rates, high credit ratings, the backing of the Federal Family Education Loan Program (“FFELP”) and/or the underlying assets collateralizing these investments. As such, we believe that the primary impact of the failed auctions is reduced liquidity rather than impairment of principal. In the event that we are unable to sell the investments at or above our carrying value, these securities may not provide us with a liquid source of cash.

Notwithstanding the above, if uncertainties in the credit and capital markets continue and secondary markets for ARS do not emerge, we may not be able to convert these investments into cash during our required timeframe. Even if secondary markets do emerge, we may experience a temporary loss of principal if such securities are initially marketed at a discount or a sustained loss if it becomes necessary to sell these investments at such a discount. In addition, should the credit ratings of our ARS be downgraded, we might incur further problems in liquidating our investments.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wilshire Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows and financial statement schedule listed in the index at Item 15 for each of the three years in the period ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2007 and 2006, and their results of operations and cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 11 to the consolidated financial statements, the Company is involved in an investigation by government authorities. At this time, the Company is unable to assess the scope of such investigation or the impact, if any, of such investigation on the Company.

/s/ J.H. Cohn LLP

Roseland, New Jersey
April 14, 2008

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,843,000	$9,602,000
Restricted cash	257,000	212,000
Marketable debt securities, available for sale, at fair value	7,925,000	4,275,000
Marketable equity securities, available for sale, at fair value	1,432,000	1,672,000
Accounts receivable, net	201,000	235,000
Prepaid income taxes and income taxes receivable	1,650,000	567,000
Deferred income taxes	26,000	-
Prepaid expenses and other current assets	1,431,000	1,665,000
Total current assets	17,765,000	18,228,000
Property and equipment:
Real estate properties	38,632,000	38,191,000
Real estate properties - Held for sale	5,947,000	6,162,000
	44,579,000	44,353,000
Less:
Accumulated depreciation and amortization	16,104,000	14,734,000
Accumulated depreciation and amortization – Property held for sale	856,000	932,000
	27,619,000	28,687,000
Total Assets	$45,384,000	$46,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities;
Current portion of long-term debt	$503,000	$477,000
Accounts payable	1,528,000	1,642,000
Income taxes payable	81,000	81,000
Deferred income taxes	-	48,000
Accrued liabilities	556,000	330,000
Deferred income	147,000	130,000
Current liabilities associated with discontinued operations	292,000	480,000
Total current liabilities	3,107,000	3,188,000
Noncurrent liabilities:
Long-term debt, less current portion	27,861,000	28,383,000
Deferred income taxes	595,000	552,000
Deferred income	112,000	138,000
Noncurrent liabilities associated with discontinued operations	573,000	731,000
Total liabilities	32,248,000	32,992,000

Commitments and Contingencies

Stockholders' equity:
Non-controlling interest of joint venture partner	-	2,000
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2007 and 2006	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares in 2007 and 2006	10,014,000	10,014,000
Capital in excess of par value	9,202,000	8,984,000
Treasury stock, 2,087,296 and 2,097,296 shares at December 31, 2007 and December 31, 2006, respectively, at cost	(9,885,000)	(9,918,000)
Retained earnings	3,881,000	4,773,000
Accumulated other comprehensive income (loss)	(76,000)	68,000
Total stockholders’ equity	13,136,000	13,923,000
Total liabilities and stockholders' equity	$45,384,000	$46,915,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Revenues	$9,420,000	$8,834,000	$8,186,000

Costs and Expenses
Operating expenses	5,863,000	5,275,000	4,708,000
Depreciation expense	1,368,000	1,987,000	1,215,000
General and administrative	3,617,000	2,475,000	3,493,000
Total costs and expenses	10,848,000	9,737,000	9,416,000

Loss from Operations	(1,428,000)	(903,000)	(1,230,000)

Other Income
Dividend and interest income	540,000	836,000	700,000
Gain on sale of marketable securities			134,000
Gain on sale of real estate and real estate related assets			675,000
Other income	36,000	7,000	32,000

Interest Expense	(1,837,000)	(1,811,000)	(1,911,000)

Loss before provision for income taxes	(2,689,000)	(1,871,000)	(1,600,000)

Income Tax Benefit	(1,321,000)	(829,000)	(1,019,000)

Loss from Continuing Operations	(1,368,000)	(1,042,000)	(581,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(512,000)	(1,021,000)	(699,000)
Gain from sales	688,000	4,233,000	9,276,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	300,000	115,000	(1,105,000)

Net income (loss)	$(892,000)	$2,285,000	$6,891,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.17)	$(0.13)	$(0.07)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.06)	(0.13)	(0.09)
Real estate - gain on sales	0.09	0.54	1.18
Oil and gas – income (loss) from operations	0.03	0.01	(0.14)
Oil and gas - gain on sale	0.00	0.00	0.00
Net income (loss) applicable to common stockholders	$(0.11)	$0.29	$0.88
Diluted earnings (loss) per share:
Loss from continuing operations	(0.17)	(0.13)	$(0.07)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.06)	(0.13)	(0.09)
Real estate - gain on sales	0.09	0.53	1.17
Oil and gas – income (loss) from operations	0.03	0.01	(0.14)
Oil and gas - gain on sale	0.00	0.00	0.00
Net income (loss) applicable to common stockholders	$(0.11)	$0.28	$0.87

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2007, 2006 and 2005

	Non- Controlling Interest in Joint Venture	Preferred Stock		Common Stock		Capital in Excess of	Unearned	Retained	Treasury	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Partner	Shares	Amount	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)	Equity

Balance, December 31, 2004	-	-	-	10,013,544	10,014,000	9,524,000	(431,000)	19,294,000	(10,491,000)	564,000		28,474,000
Net income								6,891,000			$6,891,000	6,891,000
Reclassification adjustment for gains on marketable securities sold, net of tax of $(53,000)										(76,000)	(76,000)	(76,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $141,000										(344,000)	(344,000)	(344,000)
Comprehensive income											$6,471,000

Issuance of shares of common stock for services, net of forfeitures							(302,000)		741,000			439,000
Compensation associated with stock options						(495,000)	495,000					-
Amortization of compensation associated with stock and stock option awards							105,000					105,000
Exercise of stock options									40,000			40,000
Purchase of treasury stock									(357,000)			(357,000)
Acquisition of interest in joint venture	$6,680,000											6,680,000

Balance, December 31, 2005	6,680,000	-	-	10,013,544	10,014,000	9,029,000	(133,000)	26,185,000	(10,067,000)	144,000		41,852,000
Net income								2,285,000			$2,285,000	2,285,000
Change in unrealized loss on marketable securities, net of income tax benefit of $301,000										(76,000)	(76,000)	(76,000)
Comprehensive income											$2,209,000

Cash dividend								(23,697,000)				(23,697,000)
Issuance of shares of common stock for services, net of forfeitures						(146,000)			321,000			175,000
Compensation associated with stock options						(133,000)	133,000					-
Amortization of compensation associated with stock and stock option awards						234,000						234,000
Exercise of stock options									290,000			290,000
Purchase of treasury stock									(462,000)			(462,000)
Disposition of interest in joint venture	(6,678,000)											(6,678,000)
Balance, December 31, 2006	2,000	-	-	10,013,544	10,014,000	8,984,000	-	4,773,000	(9,918,000)	68,000		13,923,000
Net loss								(892,000)			$(892,000)	(892,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $77,000										(144,000)	(144,000)	(144,000)
Comprehensive loss											$(1,036,000)

Amortization of compensation associated with stock and stock option awards						218,000						218,000
Exercise of stock options									33,000			33,000
Disposition of interest in joint venture	(2,000)											(2,000)

Balance, December 31, 2007	$-	-	-	10,013,544	$10,014,000	$9,202,000	-	$3,881,000	$(9,885,000)	$(76,000)		$13,136,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(892,000)	$2,285,000	$6,891,000
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	1,368,000	2,021,000	1,289,000
Stock based compensation expense	218,000	235,000	258,000
Deferred income tax (benefit)	(31,000)	(6,965,000)	5,612,000
Decrease in deferred income	(9,000)	(3,000)	(27,000)
Other expense – non-controlling interest of joint venture partner	-	549,000	185,000
Gain on sales of marketable securities	-	-	(134,000)
Gain on sales of real estate assets	(1,147,000)	(7,055,000)	(16,018,000)
Changes in operating assets and liabilities -
Decrease (increase) in accounts receivable	34,000	62,000	(108,000)
Decrease (increase) in prepaid income taxes and income taxes receivable	(1,083,000)	792,000	2,393,000
Decrease (increase) in prepaid expenses and other current assets	234,000	264,000	(515,000)
Decrease in accounts payable, accrued liabilities and taxes payable	(64,000)	(3,618,000)	(2,155,000)
Net cash used in operating activities	(1,372,000)	(11,433,000)	(2,329,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures - real estate	(882,000)	(3,499,000)	(2,201,000)
Net capital expenditures - oil & gas	-	(5,000)	-
Proceeds from sales and redemptions of marketable securities	-	-	374,000
Purchase of mortgage notes and loans receivable	-	-	(123,000)
Proceeds from mortgage notes receivable	-	536,000	1,113,000
Proceeds from sales of real estate	1,729,000	22,669,000	20,615,000
(Increase) decrease in short-term marketable securities	(3,554,000)	17,731,000	(10,859,000)
(Increase) decrease in restricted cash	(45,000)	10,522,000	(6,652,000)
Net cash (used in) provided by investing activities	(2,752,000)	47,954,000	2,267,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	416,000	400,000
Principal payments of long-term debt	(666,000)	(4,150,000)	(13,903,000)
Proceeds from exercise of stock options	33,000	290,000	40,000
Purchase of treasury stock	-	(462,000)	(357,000)
Cash distributions to non-controlling interest of joint venture partner	(2,000)	(5,397,000)	-
Payment of cash dividend	-	(23,697,000)	-
Net cash used in financing activities	(635,000)	(33,000,000)	(13,820,000)

Net increase (decrease) in cash and cash equivalents	(4,759,000)	3,521,000	(13,882,000)
CASH AND CASH EQUIVALENTS, beginning of year	9,602,000	6,081,000	19,963,000
CASH AND CASH EQUIVALENTS, end of year	$4,843,000	$9,602,000	$6,081,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$1,824,000	$1,993,000	$2,903,000
Income taxes, net	$580,000	$9,868,000	$(2,702,000)

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

The Company had been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000, recording a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the 2007, 2006 and 2005 consolidated financial statements include the continuing reconciliation process between the Company and its joint interest partners, final assessments from various governmental bodies for tax audits and other matters and changes in estimates for the remaining obligations related to the wind-up of the oil and gas businesses.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled joint venture for the years ended December 31, 2007, 2006 and 2005. All significant intercompany account balances and transactions have been eliminated in consolidation. At December 31, 2006, the Company had a 50% ownership in a joint venture that was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The “minority interest” in this investment is included in Stockholders’ Equity under the caption “Non-controlling interest of joint venture partner.” This joint venture was dissolved as of December 31, 2007.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents and marketable debt securities:

Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents and marketable investments. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Marketable debt investments consist primarily of auction rate interest bearing securities whose interest rates reset every seven to 45 days. These securities are redeemable at each interest rate reset date. Wilshire maintains its cash in the United States in bank accounts ($2,285,000) and brokerage and securities accounts ($10,174,000). The balances maintained in bank accounts may, at times, exceed Federally insured limits. At December 31, 2007, cash balances in banks that exceeded Federally insured limits amounted to $1,950,000. Investments in accounts maintained at brokerage houses consist of funds held in highly liquid money market accounts ($816,000) and short-term, mainly tax-exempt or tax advantaged, investments ($9,357,000) that are subject to the Company’s investment policy guidelines concerning credit rating, concentrations and size of transaction. At December 31, 2007, these short-term securities were comprised principally of auction rate securities that have short-term interest rate reset and redemption features, usually every seven to 45 days. The Company also has $1,998,000 in cash with its Canadian subsidiary that is being invested in short-term deposits at a major Canadian bank. The funds at the Canadian subsidiary are expected to be repatriated to the United States during 2008, and represent principally the only assets currently held outside of the United States.

Restricted cash represents $257,000 of residential tenant deposits for Company properties located in New Jersey.

Marketable equity securities:

The Company holds investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities with interest rate resets ranging from every seven days to every 45 days. Beginning in February 2008, auctions for the resale of such securities have ceased to reliably support the liquidity of these securities. We expect to continue to receive interest according to the stated terms of the investments, including above market interest rates related to the auction failures. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, we cannot be certain that liquidity will be restored in the foreseeable future. We may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. If liquidity is not reestablished in the short term, we may be required to reclassify these investments as long-term assets based on the nominal maturity date of the underlying securities.

As of December 31, 2007 and 2006, the marketable equity securities held by the Company consist of common shares in one real estate company in the United States, which is classified as available for sale. These securities are carried at fair value based upon quoted market prices of $1,432,000 at December 31, 2007 and $1,672,000 at December 31, 2006, which was below their cost of $1,559,000 at December 31, 2007 by $127,000 and exceeded their cost at December 31, 2006 by $113,000. Unrealized gains and losses, representing the difference between an investment’s cost and its fair value, are charged (credited) directly to stockholders’ equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At December 31, 2007 and 2006, no write down was required to record other than temporary impairment of securities.

Deferred loan costs:

Prepaid expenses and other current assets include deferred loan costs of $254,000 at December 31, 2007 and $314,000 at December 31, 2006. Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $56,000 in 2007, $52,000 in 2006, $59,000 in 2005. Deferred loan costs relate to mortgage loans for both continuing and discontinued real estate properties.

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

The composition of the Company’s real estate and other properties follows:

	December 31,
	2007	2006

Real estate and other properties:
Land	$3,378,000	$3,378,000
Building	26,563,000	26,149,000
Furniture, fixtures and equipment	8,691,000	8,664,000

Accumulated depreciation	(16,104,000)	(14,734,000)

Net real estate and other properties	22,528,000	23,457,000

Real estate held for sale:
Land	1,259,000	1,486,000
Building	4,283,000	4,253,000
Furniture, fixtures and equipment	405,000	423,000

Accumulated depreciation	(856,000)	(932,000)

Net real estate held for sale	5,091,000	5,230,000

Net real estate and other properties	$27,619,000	$28,687,000

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

Management does not believe at December 31, 2007 and 2006 that the value of any of its properties is impaired.

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

Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2007 and 2006, the Company had a zero valuation allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to the income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations or financial position.

Foreign operations:

The assets and liabilities of the Company’s substantially liquidated Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. In 2007, 2006 and 2005, foreign currency translation losses totaling $272,000, $26,000 and $449,000, respectively were included in the statements of operations.

Earnings (loss) per share:

Basic earnings per share are calculated by dividing net income by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period.

In computing diluted earnings per share for the years ended December 31, 2007, 2006 and 2005, the assumed exercise of all of Wilshire’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the earnings (loss) per share calculation table below.

	2007	2006	2005
Numerator-
Net income (loss) – Basic and Diluted	$(892,000)	$2,285,000	$6,891,000

Denominator-
Weighted average common shares outstanding – Basic	7,922,303	7,887,777	7,863,886
Incremental shares from assumed conversions of stock options	-	127,234	102,512
Weighted average common shares outstanding – Diluted	7,922,303	8,015,011	7,966,398

Basic earnings (loss) per share:	$(0.11)	$0.29	$0.88

Diluted earnings (loss) per share:	$(0.11)	$0.28	$0.87

Stock-based compensation:

In December 2004, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 123R (“SFAS 123R”), “Accounting for Stock-Based Compensation.” SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as an expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro forma disclosures of fair value were required.

The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006. During 2007 and 2006 the Company recorded charges of $107,000 and $94,000, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings (loss) per share was $0.01 for the years ended December 31, 2007 and 2006.

For the year ended December 31, 2005, the Company accounted for stock options in accordance with the provision of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees” and related interpretations. In accordance with the provisions of APB No. 25, the Company recognized compensation cost as a result of the issuance of stock options to employees, including directors, based on the excess, if any, of the fair value of the underlying shares at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employees must pay to acquire the shares (the “intrinsic value method”). However, for periods through December 31, 2005, the Company was not required to recognize compensation expense as a result of any grants to employees at an exercise price that is equal to or greater than fair value. All outstanding stock options granted through December 31, 2005 were granted at exercise prices that equaled the fair value of the underlying stock at the date of grant. Accordingly, no compensation expense has been recognized for stock option plans in 2005.

The pro forma impact of expensing stock options for the year ended December 31, 2005 would have reduced reported net income for the year ended December 31, 2005 by approximately $47,000 and the per share impact, basic and diluted, would have been less than $0.01.

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

The following table outlines the variables used in the Black-Scholes option-pricing model.

	2007	2006	2005

Risk free interest rate	5.04%	5.03%	4.09%
Volatility	51.51%	18.90%	40.30%
Dividend yield	-%	-%	-%
Expected option life	10 years	10 years	5 years

As of December 31, 2007 and 2006, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $199,000 and $210,000, respectively, which will be recognized over a remaining average period of 1.9 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to non-employee directors at December 31, 2007 is as follows:

Year ending December 31, 2008	$90,000
Year ending December 31, 2009	$62,000
Year ending December 31, 2010	$33,000
Year ending December 31, 2011	$14,000
$199,000

Accumulated other comprehensive income (loss):

Comprehensive income (loss) includes net income (loss), and unrealized gain (loss) on available for sale securities.

Changes in the components of Accumulated other Comprehensive Income (Loss), net of taxes for the years 2007, 2006 and 2005 are as follows -

Unrealized Gains (Losses) on Available- for-Sale Securities
BALANCE, December 31, 2004	$564,000
Change for the year 2005	(420,000)
BALANCE, December 31, 2005	144,000
Change for the year 2006	(76,000)
BALANCE, December 31, 2006	68,000
Change for the year 2007	(144,000)

BALANCE, December 31, 2007	$(76,000)

The change in unrealized gains (losses) on available for sale securities in 2005 include transfers to realized gain of $129,000.

Advertising expense:

The Company advertises for tenants for its properties through various media, including print and internet. Advertising costs are expensed as incurred and amounted to $150,000 in 2007, $112,000 in 2006 and $248,000 in 2005.

Reclassifications:

Certain amounts in the 2006 and 2005 consolidated financial statements have been reclassified to conform to the 2007 presentation.

2.	Discontinued operations:

During 2007, the Company sold its 1.8 acres of land in Lake Hopatcong, New Jersey and six condominium units at Jefferson Gardens Condominiums in Sussex, New Jersey for a gross sales price of $1,814,000 and an after-tax gain of $699,000. In 2006, the Company sold its triple net lease on a bank branch in Rutherford, New Jersey, its hotel known as the Wilshire Grand Hotel and Banquet Facility in New Jersey, its forty two (42) condominium units at Galsworthy Arms Condominiums in Long Branch, New Jersey and Twelve Oaks apartment complex in Riverdale, Georgia for gross proceeds of $22,669,000 and an after-tax gain of $4,233,000. In 2005, the Company sold three condominium units at Galsworthy Arms Condominiums in Long Branch, New Jersey, two condominium units at Jefferson Gardens Condominiums in Sussex, New Jersey and the Biltmore Club Apartments in Phoenix, Arizona for gross proceeds of $20,615,000 and an after-tax gain of $9,276,000.

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

The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2007, the Company’s residential apartment complex known as Jefferson Gardens Condominiums (Sussex, New Jersey) and its office buildings Amboy Towers (Perth Amboy, New Jersey), Tamarac (Tamarac, Florida) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

Since December 31, 2007, the Company has sold one condominium at Jefferson Gardens for gross proceeds of $150,000 and an after-tax gain of approximately $62,000.

During 2007, 2006 and 2005, the Company recorded income (losses), net of taxes from operating its oil and gas businesses of $300,000, $115,000 and ($1,105,000), respectively. The net income (loss) from operating the oil and gas business in 2007, 2006 and 2005 reflects the professional fees associated with the wind down of the oil and gas businesses, the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale, adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business and a $449,000 foreign currency translation loss related to the Company’s Canadian oil and gas business during 2005.

The 2005 consolidated statement of operations has been reclassified to reflect the current alignment of the Company’s properties between continuing operations and discontinued operations.

3.	Long-term debt:

Long-term debt as of December 31 consists of the following:

	2007	2006

Mortgage notes payable (a)	$4,234,000	$4,504,000
Mortgage notes payable (b)	20,762,000	21,096,000
Mortgage notes payable (c)	3,956,000	4,018,000

Total	28,952,000	29,618,000
Less: Current portion	518,000	535,000

Long-term debt	$28,434,000	$29,083,000

Long-term debt applicable to discontinued operations:
Included in current liabilities	$14,000	$58,000
Included in non-current liabilities	559,000	700,000

Total	$573,000	$758,000

(a)
Mortgage notes payable to North Fork Bank payable in monthly installments, bearing interest at a weighted average effective rate of 6.375%. These mortgage notes were secured by a first mortgage interest in various residential and commercial real estate properties in Arizona, Florida, and New Jersey. The notes are being amortized over a 25-year period and mature in February 2013, with a balloon principal payment due at maturity. At December 31, 2007, the properties securing the notes had an approximate net book value of $3,655,000.

(b)
Mortgage notes payable to five real estate mortgage conduits arranged by Wachovia Bank that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013, with a balloon principal payment due at maturity. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2007 had an approximate net book value of $13,691,000.

(c)
Mortgage note payable to Orix Real Estate Capital Markets that is payable in monthly installments of principal and interest, bearing interest at 7.9%. The note is being amortized over a 30-year period and matures in June 2009, with a balloon principal payment due at maturity. The note is secured by residential property located in Texas that at December 31, 2007 had an approximate net book value of $4,933,000.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2007 and thereafter are as follows:

Year	Amount
2008	$518,000
2009	4,380,000
2010	517,000
2011	548,000
2012	579,000
Thereafter	22,410,000

$28,952,000

4.	Mortgage notes receivable:

During June 2000, the Company acquired mortgage notes receivable collateralized by underlying property from The Trust Company of New Jersey for $3,500,000. The Company subsequently advanced the borrower an additional $2,790,000. Under its original terms, the mortgage notes receivable and subsequent advances were due 2007 and bore interest at 9.75%. In connection with the mortgage note receivable the Company was to earn a $2,500,000 financing fee. The fee was being recognized in income by the effective interest method over the term of the mortgage receivable. Under this agreement, the Company had the right to receive a portion of the proceeds from the sale of the underlying property. During the year 2005, the Company received amortization and financing fees in the amount of $3,000.

In February 2005, the Company and the borrower negotiated a settlement of the outstanding mortgage notes receivable for $1.1 million, which was paid during the first quarter of 2005. The Company recognized a gain in the first quarter 2005 of approximately $675,000 before taxes ($400,000 after taxes) on this transaction.

5.	Commitments and contingencies:

Commercial leases:

Wilshire leases commercial space to tenants for periods of up to seven years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in the five years subsequent to December 31, 2007 is as follows:

Year	Amount
2008	$1,777,000
2009	1,387,000
2010	1,008,000
2011	398,000
2012	124,000
$4,694,000

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimum rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of the percentage of tenants’ reported sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2007 were not material.

Residential leases:

Lease terms for residential tenants are usually one year or less.

City of Perth Amboy, New Jersey:

Wilshire achieved a settlement agreement with the City of Perth Amboy, New Jersey, regarding the redevelopment zone status of its office building, Amboy Towers. In an agreement signed in February 2005, the City agreed to name the Company as the redeveloper for Amboy Towers and Wilshire agreed to invest at least $750,000 in capital improvements in the building over the 18-month period commencing with the signing of the agreement. The Company satisfied its commitment during 2006 and has spent approximately $970,000 through December 31, 2007 on capital improvements since reaching this agreement.

Headquarters lease:

Wilshire entered into an agreement to lease office space for its headquarters at One Gateway Center in Newark, New Jersey. The effective date of the lease is April 1, 2005 and it is for a 65 month period with two renewal options, each for a five-year period. The base rent in the lease is $29.00 per square foot, with Wilshire receiving five months of free rent in the third year of the lease agreement. Base rental expense is recognized on a straight-line basis and amounts to $121,000 per year. The future minimum rental payments are $131,000 for the years ending December 31, 2008 and 2009 and $98,000 for the year ending December 31, 2010.

The Company leased space on a month-to-month basis in Jersey City, New Jersey prior to moving its headquarters to Newark, NJ. During 2007, the Company received a rent abatement in accordance with the lease for five months. Rental expense for all of the Company’s offices amounted to approximately $93,000 in 2007, $140,000 in 2006 and $137,000 in 2005.

Rights plan:

In June 1996, the Company’s Board of Directors adopted the Stockholder Protection Rights Plan (the “Rights Plan”). The Rights Plan provides for the issuance of one Right for each share of common stock outstanding as of July 6, 1996 and for each share of Common Stock issued after July 6, 1996, pursuant to the provisions of the Rights Plan. In June 2006, the Company’s Board of Directors approved an extension of the Rights Plan. The extension was for a one year period provided that at the end of this period, the Board of Directors could approve an additional one year extension through a vote of the independent members of the Board. The independent members of the Board extended the Rights Plan for one additional year. Any further extension of the Rights Plan would require a vote of the Company’s stockholders. On December 6, 2006, the Company’s Board of Directors adopted an Amended and Restated Stockholder Protection Rights Agreement (the “Amended and Restated Rights Agreement”), which amends the definition of “Acquiring Person”. In general, the term “Acquiring Person” refers to “any Person who is a Beneficial Owner of 15% or more of the outstanding shares of Common Stock” of the Company. However, pursuant to the amended language, a Person (as defined in the Amended and Restated Rights Agreement) who is a Beneficial Owner (as defined in the Amended and Restated Rights Agreement) of any shares of the Company’s common stock on December 6, 2006 will not be an “Acquiring Person” unless and until (a) such Person is or becomes a Beneficial Owner of 15% or more of the outstanding shares of the Company’s outstanding common stock and (b) subsequent to the execution of the Amended and Restated Rights Agreement, such Person becomes the Beneficial Owner of additional shares of the Company’s common stock representing more than 6% of the shares of the Company’s common stock outstanding at the time the additional shares are acquired. Prior to the December 6, 2006 amendment to the definition of “Acquiring Person”, the Company’s Rights Plan provided that an “Acquiring Person” did not include a Person who Beneficially Owned 10% or more of the Company’s common stock on June 21, 1996 (the date on which the Company’s Rights Plan was originally entered into by the Company and the Rights Agent) so long as that Person did not become the Beneficial Owner of 25% or more of the outstanding shares of the Company’s common stock. This provision has been deleted. No other substantive changes have been made to the Company’s Rights Plan. The Rights are separable from and exercisable upon the occurrence of certain triggering events and may be redeemed by the Board of Directors at a redemption price of $0.01 per Right at any time prior to the announcement by the Company that a person or group has become an Acquiring Person.

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

As of December 31, 2007 and 2006, 7,926,248 and 7,916,248, respectively, of Rights were outstanding. Each Right entitles the holder to purchase, for an exercise price of $25, one one-hundredth of a share of Series A Participating Preferred Stock. Each one one-hundredth share of Series A Participating Preferred Stock is designed to have economic terms similar to those of one share of common stock but will have one one-hundredth of a vote. Because the Rights are only exercisable under certain conditions, none of which were in effect as of December 31, 2007 and 2006, the outstanding Rights are not considered in the computation of basic and diluted earnings (loss) per share.

Share repurchase authorization:

On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2007, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share.

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

In June 1995, the Company adopted two stock-based compensation plans (1995 Stock Option and Incentive Plan, the “Incentive Plan”; and 1995 Non-employee Director Stock Option Plan, the “Director Plan”) under which, up to 450,000 and 150,000 shares, respectively were available for grant. In 2003, 50,000 options were granted under the Incentive Plan and 5,000 options were granted under the Director Plan. In 2004, 5,000 options were granted under the Director Plan. The Incentive Plan and Director Plan expired ten years after their date of adoption. Accordingly, no additional awards may be granted under either of these plans.

Stock option grants under the 2004 Director Plan amounted to 25,000 options in 2007, 2006 and 2005. No options were granted under the 2004 Incentive Plan in 2007, 2006 or 2005.

The number and terms of the options granted under these plans are determined by the Company’s Compensation Committee (the Committee) based on the fair market value of the Company’s common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

A summary of option activity under the option plans as of December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2007	120,000	$6.15	7.5	$192,000
Options granted	25,000	5.60	9.5	-
Options exercised	(10,000)	3.32	-	21,000
Options terminated and expired	-	-	-	-
Options outstanding at December 31, 2007	135,000	$6.26	7.2	$-

Options exercisable at December 31, 2007	63,250	$5.73	6.1	$-

The fair value of the options granted during 2007 was $95,000 and the weighted average grant date fair value was $3.82 per share. Also, options for 37,000 shares had vested during 2007 with a weighted average remaining contractual life of 6.4 years and a weighted average grant date fair value of $1.77 per share.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2007	59,100	$7.48

Shares Granted	-	-
Shares Vested	(24,633)	5.59
Shares Forfeited	-	-

Nonvested shares at December 31, 2007	34,467	$7.65

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

On April 19, 2005, the Company reached a mutual agreement with the former President to terminate his consulting agreement with the Company. The Company agreed to provide him with a final lump sum payment in the amount of $50,625 and the former President agreed to forego an additional $75,000 of consulting fees due to him under the terms of his consulting arrangement. Also, at the Company’s request, the former President agreed to exercise his 300,000 stock options at the applicable exercise prices for a total sum of $1,005,500 and then sell to the Company all of the exercised shares at a purchase price per share of $7.00 for an aggregate payment of $2,100,000, or a net cash payment of $1,094,500, which has been classified as a general and administrative expense in the consolidated statement of operations. The transaction was completed on April 20, 2005 and resulted in the Company recording an after-tax charge of approximately $600,000 in 2005.

7.	Income taxes

The components of income before income taxes are as follows:

	2007	2006	2005

United States operations	$(2,116,000)	$3,874,000	$11,969,000
Operations outside the United States	31,000	(46,000)	100,000
Total	$(2,085,000)	$3,828,000	$12,069,000

Provision (benefit) for income taxes consists of the following:

	2007	2006	2005
Continuing Operations
Federal
Current	$(1,194,000)	$(264,000)	$(700,000)
Deferred	34,000	(416,000)	(41,000)
	(1,160,000)	(680,000)	(741,000)
State
Current	25,000	(159,000)	(277,000)
Deferred	(186,000)	10,000	(1,000)
	(161,000)	(149,000)	(278,000)

Total Continuing	$(1,321,000)	$(829,000)	$(1,019,000)

Discontinued Operations
Real Estate
Federal
Current	$107,000	$2,262,000	$(320,000)
Deferred	0	(347,000)	4,744,000
	107,000	1,915,000	4,424,000
State
Current	21,000	831,000	211,000
Deferred	0	(159,000)	910,000
	21,000	672,000	1,121,000

Total Real Estate	$128,000	$2,587,000	$5,545,000

Oil and Gas
Federal
Current	$0	$0	$(59,000)
Deferred	0	0	0
	0	0	(59,000)
State
Current	0	0	191,000
Deferred	0	0	0
	0	0	191,000
Foreign
Current	0	(215,000)	452,000
Deferred	0	0	0
	0	(215,000)	452,000

Total Oil & Gas	$0	$(215,000)	$584,000

Total	$(1,193,000)	$1,543,000	$5,110,000

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate from continuing operations is as follows:

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Federal income tax provision (benefit) at statutory rate	$(941,000)	35.0%	$(607,000)	35.0%	$(698,000)	35.0%
State tax expense (benefit) net of (including) Federal impact	(105,000)	3.9	(96,000)	5.6	(180,000)	10.0
Dividend exclusion	(41,000)	1.5	(29,000)	1.7	(37,000)	2.1
Tax-exempt interest	(88,000)	3.3	(96,000)	5.5	(113,000)	6.3
Other	(146,000)	5.4	(1,000)	0.0	9,000
Total tax expense (benefit) / Effective tax rate (benefit)	$(1,321,000)	49.1%	$(829,000)	47.8%	$(1,019,000)	53.4%

Significant components of deferred tax liabilities as of December 31, 2007 and 2006 were as follows:

	2007	2006

Tax over book depreciation, depletion and amortization - Oil and gas and real estate properties - U.S.	$748,000	$602,000
State net loss carryover	(119,000)	0
Deferred gains on sales of real estate properties - U.S.	80,000	0
Deferred income	(104,000)	(106,000)
Restricted stock	11,000	56,000
Unrealized gain (loss) on marketable securities	(47,000)	48,000

Net deferred tax liability	569,000	600,000
Current portion of deferred tax asset (liability)	26,000	(48,000)

Noncurrent deferred tax liability	$595,000	$552,000

The Company believes that there are no uncertain tax positions that fail to meet the more likely than not recognition threshold under FIN 48 to be sustained upon examination. As such, a tabular presentation of those tax benefits taken that do not qualify for recognition is not presented.

From time to time, the Company may be assessed interest or penalties by its tax jurisdictions, although, historically, there have been no such assessments and the Company believes that any potential future assessments would be minimal and immaterial to the Company’s results of operations and financial position. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expense.

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

Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated net income (loss) from continuing operations for each of the three years in the period ended December 31, 2007. Asset information is not reported since Wilshire does not use this measure to assess performance.

	2007	2006	2005
Real estate revenue:
Residential	$7,765,000	$7,387,000	$6,907,000
Commercial	1,655,000	1,447,000	1,279,000
Totals	$9,420,000	$8,834,000	$8,186,000

Real estate operating expenses:
Residential	$5,174,000	$4,572,000	$4,143,000
Commercial	689,000	703,000	565,000
Totals	$5,863,000	$5,275,000	$4,708,000

Net operating income (“NOI”):
Residential	$2,591,000	$2,815,000	$2,764,000
Commercial	966,000	744,000	714,000
Totals	$3,557,000	$3,559,000	$3,478,000

Capital improvements:
Residential	$312,000	$783,000	$673,000
Commercial	132,000	546,000	231,000
Totals	$444,000	$1,329,000	$904,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$3,557,000	$3,559,000	$3,478,000
Total other income, including net investment income	576,000	843,000	1,541,000
Depreciation expense	(1,368,000)	(1,987,000)	(1,215,000)
General and administrative expense	(3,617,000)	(2,475,000)	(3,493,000)
Interest expense	(1,837,000)	(1,811,000)	(1,911,000)
Income tax benefit	1,321,000	829,000	1,019,000

Loss from continuing operations	$(1,368,000)	$(1,042,000)	$(581,000)

9.	Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2007 and 2006, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $28.8 million at December 31, 2007, which is lower than the carrying value by $0.1 million. At December 31, 2006, mortgage notes payable had an estimated fair value based on discounted cash flow models of approximately $28.6 million, which is lower than the carrying value by $1.0 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2007.

11.	Other matters

As previously disclosed, during the latter portion of 2006 and the first quarter of 2007, the Company conducted a preliminary inquiry into its relationship with a private consulting firm. As a result of that inquiry, the Company voluntarily reported to governmental authorities that a principal of the private consulting firm was, and may continue to be, a public servant in a municipality in which the Company does business; for some period of time the consulting firm was provided office space by the Company on a rent-free basis in a building owned by the Company; and the fees charged the Company by the private consulting firm for consulting services may have been above the customary fees for the services provided.

The Company will continue to cooperate fully with governmental authorities with respect to this matter. The Company does not believe that it will be named in any formal legal proceeding in connection with this matter, although no assurance can be given in that regard; however, it is possible that the indemnification obligations of the Company could still be significant.

The Company has undertaken a review of its records and record-keeping practices. As a result of this review, the Company has concluded that (i) the events under investigation do not materially adversely affect any financial statements previously filed by the Company and (ii) the Company is not aware of any comparable arrangements with other public servants.

 The Company has incurred considerable expense in connection with its preliminary investigation, the steps taken to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $87,000 of such expenses was incurred during the fourth quarter of 2006 and approximately $569,000 of such expenses was incurred during fiscal 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

12.	Subsequent events

The Company closed on the sale of one condominium unit during January 2008. The gross sales price related to the sale of this unit was $150,000 which resulted in an after-tax gain of approximately $62,000.

13.	Quarterly data (Unaudited)

The following represents the Company’s results of operations for each quarter for the years ended December 31, 2007 and 2006. The earnings per share amounts may not total to the earnings per share for the full year.

	Quarter Ended
	March 31	June 30	September 30	December 31
2007:

Revenues	$2,280,000	$2,352,000	$2,412,000	$2,376,000

Costs and expenses:
Operating expenses	1,490,000	1,416,000	1,435,000	1,522,000
Depreciation	381,000	353,000	364,000	270,000
General and administrative	1,018,000	727,000	892,000	980,000
Total costs and expenses	2,889,000	2,496,000	2,691,000	2,772,000

Loss from operations	(609,000)	(144,000)	(279,000)	(396,000)

Dividend and interest income	125,000	144,000	137,000	134,000
Other income	3,000	1,000	48,000	(16,000)
Interest expense including amortization of deferred financing costs	(442,000)	(446,000)	(447,000)	(502,000)
Loss before benefit from taxes	(923,000)	(445,000)	(541,000)	(780,000)
.
Income tax benefit	(363,000)	(229,000)	(175,000)	(554,000)

Loss from continuing operations	(560,000)	(216,000)	(366,000)	(226,000)

Discontinued operations - real estate gain from sales	426,000	61,000	123,000	78,000
Discontinued operations - real estate	(186,000)	(167,000)	(168,000)	9,000
Discontinued operations - oil and gas	92,000	179,000	205,000	(176,000)

Net loss	$(228,000)	$(143,000)	$(206,000)	$(315,000)

Basis earnings (loss) per share:
Continuing operations	$(0.07)	$(0.03)	$(0.05)	$(0.02)
Discontinued operations	0.04	0.01	0.02	(0.01)
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$(0.07)	$(0.03)	$(0.05)	$(0.02)
Discontinued operations	0.04	0.01	0.02	(0.01)
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.03)

	Quarter ended
	March 31	June 30	September 30	December 31
2006:
Revenues	$ 2,109,000	$ 2,234,000	$ 2,248,000	$ 2,243,000

Costs and expenses:
Operating expenses	1,212,000	1,233,000	1,423,000	1,407,000
Depreciation	224,000	922,000	558,000	283,000
General and administrative	512,000	840,000	396,000	727,000
Total costs and expenses	1,948,000	2,995,000	2,377,000	2,417,000

Income (loss) from operations	161,000	(761,000)	(129,000)	(174,000)

Dividend and interest income	252,000	300,000	160,000	124,000
Other income	3,000	2,000	-	2,000
Interest expense including amortization of deferred financing costs	(454,000)	(472,000)	(431,000)	(454,000)

Income (loss) before provision for taxes	(38,000)	(931,000)	(400,000)	(502,000)
Income tax expense (benefit)	(71,000)	(323,000)	(213,000)	(222,000)

Income (loss) from continuing operations	33,000	(608,000)	(187,000)	(280,000)

Discontinued operations - real estate	3,544,000	26,000	255,000	(613,000)
Discontinued operations - oil & gas	(153,000)	(347,000)	(6,000)	621,000

Net income (loss)	$3,424,000	$(929,000)	$62,000	$(272,000)

Basic earnings (loss) per share:
Continuing operations	$-	$(0.07)	$(0.02)	$(0.03)
Discontinued operations	0.44	(0.05)	0.03	0.00
Net income (loss)	$0.44	$(0.12)	$0.01	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$-	$(0.07)	$(0.02)	$(0.03)
Discontinued operations	0.43	(0.05)	0.03	0.00
Net income (loss)	$0.43	$(0.12)	$0.01	$(0.03)

Item 15

Real Estate and Accumulated Depreciation
December 31, 2007
($ in 000s)

Column A	Column B	Column C Initial Cost		Column D Costs Capitalized Subsequent To Acquisition		Column E Gross Amount At Which Carried as of December 31, 2007			Column F	Column H	Column I
Description	Encum- brances	Land	Building & Improve- ments	Land	Building & Improve- ments	Land	Building & Improve- ments	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation is Computed

Arizona
340 unit garden apartment complex	$10,007	$800	$5,600	$-0-	$3,623	$800	$9,223	$10,024	$4,753	1992	Various
53,000 square foot office building	$3,661	$313	$2,384	$-0-	$2,210	$313	$4,594	$4,907	$2,466	1992	Various

Texas
228 unit apartment complex	$4,115	$620	$3,015	$-0-	$3,101	$620	$6,116	$6,736	$3,102	1992	Various
180 unit apartment complex	$3,955	$805	$4,450	$-0-	$849	$805	$5,299	$6,104	$1,171	2001	Various

New Jersey
132 unit apartment complex	$4,676	$480	$3,541	$-0-	$820	$480	$4,361	$4,841	$1,682	1997	Various

Other residential	$1,964	$326	$2,457	$-0-	$988	$326	$3,445	$3,771	$1,596	Various	Various

Other office/retail	$573	$637	$2,686	$-0-	$3,867	$637	$6,553	$7,190	$2,094	Various	Various

Land held for development	$-0-	$655	$-0-	$-0-	$-0-	$655	$-0-	$655	$-0-	Various	Various

	$28,951	$4,636	$24,133	$-0-	$15,458	$4,636	$39,591	$44,228	$16,864

The changes in real estate for the three years ended December 31, 2007, are as follows ($ in 000s) :

	2007	2006	2005
Balance at beginning of year	$44,353	$58,854	$58,937
Property acquisitions	-	-	6,765
Improvements	882	3,504	1,339
Retirements/disposals	(656)	(18,005)	(8,187)
Balance at end of year	$44,579	$44,353	$58,854

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2007 was approximately $44,383.

The changes in accumulated depreciation, for the three years ended December 31, 2007, are as follows:

	2007	2006	2005

Balance at beginning of year	$15,666	$14,682	$16,900
Depreciation for year	1,373	2,021	1,288
Retirements/disposals	(79)	(1,037)	(3,506)
Balance at end of year	$16,960	$15,666	$14,682

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Changes in internal control over financial reporting.

Management has determined that, as of December 31, 2007, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Item9B.	Other Information

None

PART III

Certain information required by Part III is incorporated by reference to Wilshire’s 2008 definitive proxy statement (the “Proxy Statement”) to be filed with the Securities and Exchange Commission no later than 120 days after the end of Wilshire’s fiscal year covered by this Annual Report. Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

The information concerning Wilshire’s executive officers required by this item is included in Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct for its officers and employees. A copy of the Code of Conduct is available on the Company’s website ( http://www.wilshireenterprisesinc.com ) under the caption “Corporate Policies.”

Item 11.	Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2007 and 2006
(iii)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
(vi)	Notes to Consolidated Financial Statements

Financial Statement Schedules:

(i)	Real Estate and Accumulated Depreciation December 31, 2007

(b)	Exhibits

Exhibit #	Description

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

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: April 14, 2008	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

By:	*	Date: April 14, 2008
Miles Berger

By:	*	Date: April 14, 2008
Milton Donnenberg

By:	/s/ S. Wilzig Izak	Date: April 14, 2008
S. Wilzig Izak

By:	*	Date: April 14, 2008
Eric J. Schmertz, Esq.

By:	*	Date: April 14, 2008
Ernest Wachtel

By:	*	Date: April 14, 2008
Martin Willschick

Officers:

By:	/s/ S. Wilzig Izak	Date: April 14, 2008
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Francis J. Elenio	Date: April 14, 2008
Francis J. Elenio
Chief Financial Officer

*   Signed under power of attorney dated April 9, 2008 and filed herewith as Exhibit 24.

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