Form 10-K/A
period 2007-12-31
WILSHIRE ENTERPRISES INC
filed 2008-04-25
CIK 107454

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(adding Items 10 –14 and amending Item 15 only)

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

Commission File Number 0-29359

WILSHIRE ENTERPRISES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-0513668
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1 Gateway Center, Newark, New Jersey	07102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (201) 420-2796

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Each Exchange on Which Registered

Common Stock, $1.00 par value	American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-accelerated filer:	☒	Smaller Reporting Company:	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes:	☐	No:	☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates (for this purpose, persons and entities other than executive officers, directors, and 5% or more shareholders) of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007), was $20,670,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of March 31, 2008:

Class	Number of Shares
Common Stock, $1.00 par value	7,926,248

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Wilshire Enterprises, Inc. (the “Company” or “Wilshire”) filed on April 14, 2008 with the Securities and Exchange Commission (the “SEC”) is filed solely for the purpose of including information that was to be incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders within 120 days of its fiscal year ended December 31, 2007 and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the April 14, 2008 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

-i-

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The Company’s current Restated Certificate of Incorporation and By-Laws provide for a six member Board of Directors divided into three classes of directors serving staggered three-year terms. The term of office of directors in Class I expires at the 2008 Annual Meeting, Class II at the next succeeding Annual Meeting and Class III at the following succeeding Annual Meeting. The following table provides information regarding the members of our Board of Directors:

Name	Class	Principal Occupation and Age (a)(b)	Year Became Director of the Company

Miles Berger	I	Chairman of Berger Organization, Real Estate Management and Development Company, Newark, NJ Age 55	2002
Milton Donnenberg	II	Retired; formerly President, Milton Donnenberg Assoc., Realty Management, Carlstadt, NJ Age 85	1981
S. Wilzig Izak	II	Chairman of the Board since September 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President Age 49	1987
Eric J. Schmertz, Esq.	I	Of Counsel to the Dweck Law Firm; Distinguished Professor Emeritus and formerly Dean, Hofstra University School of Law, Hempstead, NY Age 82	1983
Ernest Wachtel	III	President, Ellmax Corp., Builders and Realty Investors, Elizabeth, NJ Age 83	1970
W. Martin Willschick	III	Manager, Treasury Services, City of Toronto, Canada Age 56	1997

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

Board of Directors’ Meetings

The Board of Directors of the Company holds periodic meetings as necessary to deal with matters which it must consider. The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating Committee. During 2007, the full Board met a total of 15 times, the Audit Committee 6 times, the Compensation Committee 3 times and the Nominating Committee met 2 times. Each Board member attended at least 75% of the aggregate of the Board and committee meetings (of committees on which each such director served) held during 2007.

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

The members of the Nominating Committee are Mr. Berger (Chair), Mr. Wachtel and Mr. Donnenberg.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serving	In Current Position Since

S. Wilzig Izak (1)	49	Chairman of the Board	1990
Francis J. Elenio (2)	42	Chief Financial Officer	September, 2006

(1)	For a description of Ms. Izak’s business background, see “Board of Directors”.

(2)
Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer. On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to be employed by the Company while also providing services to an unaffiliated company. Pursuant to the letter agreement, Mr. Elenio continues to serve, on an "at-will" basis, as the Company's Senior Vice President and Chief Financial Officer, at a reduced annual salary of $50,000. He served as Chief Financial Officer of WebCollage, Inc. (a private company engaged in on-line content syndication) from March, 2006 to September, 2006, and as Interim Chief Financial Officer of TWS Holdings, Ltd. (a private company engaged in business process outsourcing) from November, 2005 to March, 2006. Prior to that he served as Chief Financial Officer and a director of RoomLinx, Inc. (a public company which provides wireless high-speed network solutions to the hospitality industry) from December, 2003 to November, 2005, and as Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc. (a public company which provides online wireless relay services to the deaf and hard of hearing community) from January, 1999 to August, 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission. All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a). Based on our review of the copies of such forms received by us or written representations from such reporting persons, each such reporting person filed all of their respective reports pursuant to Section 16(a) on a timely basis during 2007.

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

In connection with establishing the compensation of our executive officers for 2007, we engaged a consultant. However, in an effort to save costs and in light of the fact that the Company was (and continues to be) engaged in negotiations to sell or merge the Company, the Compensation Committee granted the Chief Executive Officer a bonus which was less than the bonus discussed with the consultant and less than the bonus the Compensation Committee had previously considered granting to the Chief Executive Officer. See “Bonus” below.

We compare our salaries and other elements of compensation against the salaries and other compensation measures of other public companies in our industry by reviewing the proxy statements of such other companies. However, we do not prepare formal benchmarking studies. Based on the salaries paid to chief executive officers of comparably sized public real estate companies, and also noting that Ms. Izak was performing much of the work previously performed by the Company's prior President and Chief Operating Officer, the consultant recommended that Ms. Izak's salary be increased to $275,000. However, in light of the Company's negotiations to sell or merge the Company, the Compensation Committee did not increase Ms. Izak's salary. The Compensation Committee believes that the compensation paid to the Company’s Chief Executive Officer is less than the compensation paid to chief executive officers at other comparably sized real estate companies. See "Salary" below.

Specific Elements of Our Compensation Program

We have described below the specific elements of our compensation program for executive officers.

Salary. We pay salaries to our Named Officers in order to fairly compensate them for their day-to-day responsibilities in managing our business. Ms. Izak’s salary was not increased for 2007. As stated above, the Compensation Committee believes that that Ms. Izak is paid less than what chief executive officers at other comparably sized real estate companies receive. Mr. Elenio joined the Company as Chief Financial Officer in September 2006 at an annual salary of $175,000, which the Compensation Committee believed to be commensurate with his experience. On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.

Bonus. Bonuses are designed to motivate executives by rewarding their individual performance and contribution to the Company’s financial performance. In connection with the Company’s continuing efforts to contain costs and in light of the Company's negotiations to sell or merge the Company, the Compensation Committee granted the Chief Executive Officer a bonus which was less than the bonus discussed with the consultant and less than the bonus the Compensation Committee had previously considered granting to the Chief Executive Officer. Mr. Elenio did not receive a bonus for 2007 in light of his September 4, 2007 letter agreement with the Company.

Long-Term Incentive Compensation. We provide long-term incentives to our executive officers through our 2004 Stock Option and Incentive Plan. We refer to this as our Stock Option Plan. The Compensation Committee did not grant any stock options or restricted stock awards to the Chief Executive Officer or the Chief Financial Officer in 2007. The consultant engaged by the Compensation Committee had recommended that Ms. Izak receive a 12,500 share restricted stock award, with vesting over a three year period. Again, in light of the Company's negotiations, no restricted stock award was granted to Ms. Izak for 2007.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee. Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation. As a result, stock options granted under our Stock Option Plan are not subject to the limitations of Section 162(m). However, restricted stock awards under our Stock Option Plan generally will not be treated as performance-based compensation. Restricted stock award grants made to date under the Stock Option Plan have not been at levels that, together with other compensation, approached the $1,000,000 limit. Also, since we retain discretion over cash bonuses, those bonuses also will not qualify for the exemption for performance-based compensation. Since none of the Company’s executive officers had compensation in excess of $1,000,000 for 2007, Section 162(m) was not applicable.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements. We are in the process of reviewing and modifying, as necessary, our deferred compensation arrangements since the enactment of Section 409A in order to remain compliant with guidance issued by the Internal Revenue Service under Section 409A.

Summary of Cash and Certain other Compensation

The following table sets forth, for the year ended December 31, 2007 (and, as required by SEC regulations, 2006), a summary of the compensation earned by our Chief Executive Officer and our Chief Financial Officer, who were our only executive officers as of December 31, 2007. We refer to the executive officers named in this table as the “Named Officers.”

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
S. Wilzig Izak	2007	218,000	180,000	0	28,769	426,769
Chairman of the Board (Chief Executive Officer)	2006	218,000	0	0	28,769	246,769
Francis J. Elenio (1)	2007	133,333	0	0	2,760	136,093
Chief Financial Officer	2006	58,333	0	112,500	12,760	183,593

(1)
Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer. On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.

In the table above:

•
no stock awards were granted to the Named Officers in 2007; Mr. Elenio received stock awards in 2006; when we refer to “stock awards”, we are referring to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R, an accounting pronouncement which governs the manner in which we account for equity based compensation; in calculating such dollar amounts, we have made the assumptions described in Note 6 of the Notes to our Consolidated Financial Statements for the year ended December 31, 2006; the amount for Mr. Elenio in the table above for 2006 reflects the fair market value of the 25,000 restricted stock awards granted to him at $4.50 per share (a total of 8,333 shares of the restricted stock awarded to Mr. Elenio vested on September 5, 2007, and the remaining 16,667 vest on September 5, 2008);

•
in calculating the “stock awards”, we have disregarded any estimate of forfeitures relating to service-based vesting conditions; for 2006, for all grantees of stock awards and option awards under our plans, forfeitures amounted to $8,482; and

•	“all other compensation” for 2007 includes the following:

•	for Ms. Izak: $12,000 for a travel allowance and $16,769 for unused vacation pay; and

•	for Mr. Elenio: $2,760 for unused vacation pay.

Grants of Plan Based Awards

Neither of the Named Officers received an option grant or a grant of restricted stock in 2007.

Outstanding Equity Awards at December 31, 2007

The following table sets forth, for each of the Named Officers, information regarding stock options and stock awards outstanding at December 31, 2007. The vesting dates applicable to each such stock option and stock award are set forth in footnotes that follow the columnar explanations below the table.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
S. Wilzig Izak	10,000	0	3.32	7/15/2012	8,667	28,341
Francis J. Elenio	0	0	0	0	16,333	53,409

In the table above, we are disclosing:

•	in column (b), the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2007;

•	in column (c), the number of shares of our common stock underlying unexercised stock options that were not exercisable as of December 31, 2007;

•	in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2007;

•	in column (g), the number of shares of our common stock covered by stock awards that were not vested as of December 31, 2007; and

•	in column (h), the aggregate market value as of December 31, 2007 of the stock awards referenced in column (g).

In calculating market values in the table above, we have multiplied the closing market price of our common stock on December 31, 2007 (which was $3.27), by the applicable number of shares of common stock underlying the Named Officers’ stock options or stock awards. The 8,667 restricted shares for Ms. Izak vested on January 1, 2008. The 16,333 restricted shares for Mr. Elenio vest on September 5, 2008.

Options Exercised and Stock Awards Vested

The following table sets forth, for each of the Named Officers, information regarding stock options exercised during 2007 and stock awards vested during 2007. The phrase “value realized on exercise” represents the number of shares of common stock set forth in column (b) multiplied by the difference between the market price of our common stock on the date of exercise and the Named Officer’s exercise price. Similarly, the phrase “value realized on vesting” represents the number of shares of common stock set forth in column (d) multiplied by the market price of our common stock on the date on which the Named Officer’s stock award vested.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
S. Wilzig Izak	10,000	21,100	8,667	39,782
Francis J. Elenio	0	0	8,667	37,082

Employment Agreements and Other Arrangements with Executive Officers

On March 29, 2004, the Company provided S. Wilzig Izak, the Chairman of the Board, with a severance agreement. The agreement provides that on termination of her employment for any reason other than termination for Cause (as defined), she will receive a payment equal to $200,000.

Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer. On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.

Compensation of Directors

The following table sets forth certain information regarding the compensation we paid to our directors, other than S. Wilzig Izak, during 2007. None of our non-employee directors received a stock award during 2007.

Name (a)	Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (j)
Miles Berger	30,000	19,092	0	49,092
Milton Donnenberg	37,500	19,092	0	56,592
Eric J. Schmertz, Esq.	40,750	19,092	0	59,842
Ernest Wachtel	31,500	19,092	0	50,592
W. Martin Willschick	38,000	19,092	0	57,092

In the table above:

•
when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in 2007, including annual retainer fees, committee and/or chairmanship fees and meeting fees;

•	when we refer to “option awards”, we are referring to the dollar amount recognized by us for financial statement purposes in accordance with FAS 123R;

•	the grant date fair value for each of the 5,000 share option awards made to our directors during 2007 was $3.82; and

•
the aggregate number of option awards outstanding for each director at December 31, 2007 were: for Mr. Berger, 27,500; for Mr. Donnenberg, 22,500; for Mr. Schmertz, 22,500; for Mr. Wachtel, 22,500; and for Mr. Willschick, 30,000; none of the non-employee directors has been granted a restricted stock award.

Each non-employee director receives an annual fee of $11,000. Non-employee members of the Executive Committee also receive an annual fee of $4,000. Members of the Audit Committee also receive an annual fee of $5,000 and members of the Compensation Committee and Nominating Committee also receive an annual fee of $2,000. Each non-employee director also receives an additional fee of $750 for each meeting of the Board and each Committee thereof which such director attends. Ms. Izak does not receive any annual or per meeting fees for attending Board or Committee meetings.

Pursuant to the Company’s 2004 Non-employee Director Stock Option Plan (the “Outside Director Plan”), each of the Company’s non-employee directors received, on the date of the 2004 Annual Meeting, a stock option grant covering 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date. Under the Outside Director Plan, any new non-employee director will receive a grant of 10,000 options at fair market value upon becoming a director. On each Annual Meeting date after the 2004 Annual Meeting, each non-employee director will be granted an option covering 5,000 shares of Common Stock, at fair market value, so long as he or she continues to serve on the Board on the Annual Meeting date. As set forth in the chart above, options covering 5,000 shares per director or a total of 25,000 shares of Common Stock were granted to the non-employee directors at the 2007 Annual Meeting. The options vest in 25% installments beginning one year after the grant date. Ms. Izak does not receive any automatic stock option grants.

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

Eric J. Schmertz, Esq. (Chair)
Miles Berger
Ernest Wachtel

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following tables set forth certain information, as of April 1, 2008, with respect to holdings of the Company’s Common Stock by (i) each person the Company believes beneficially owned more than 5% of the Company’s Common Stock as of December 31, 2007, (ii) each of the Company’s directors and Named Officers, and (iii) all directors and current executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)
5% or Greater Holders:
Estate of Siggi B. Wilzig c/o Daniel Swick Herrick, Feinstein LLP 2 Penn Plaza Newark, NJ 07105-2245	1,660,792	(2)	21.1%
Phillip Goldstein 60 Heritage Drive Pleasantville, NY 10570 and Bulldog Investors and Andrew Dakos Park 80 West-Plaza Two Saddle Brook, NJ 07663	1,183,850	(3)	14.9%
Dimensional Fund Advisors, LP. 1299 Ocean Avenue, Suite 650 Santa Monica, CA 90401	467,143	(4)	5.9%
QVT Financial LP 1177 Avenue of the Americas, 9th Floor New York, New York 10036 QVT Financial GP, LLC 1177 Avenue of the Americas, 9th Floor New York, New York 10036	408,877	(5)	5.2%
Donald Brenner P.O. Box 721 Alpine, NJ 07620	405,330	(6)	5.2%

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2008 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2008 have been excluded. Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

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

(4)
Pursuant to a filing with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 467,143 shares of Common Stock, all of which shares are held in the portfolios of certain “Funds”. Such Funds consist of investment companies to which Dimensional provides investment advice and certain other commingled group trusts and separate accounts for which Dimensional serves as an investment manager. Dimensional disclaims beneficial ownership of all such shares.

(5)
Pursuant to a filing with the Securities and Exchange Commission, QVT Financial LP (“QVT”) is the investment manager for QVT Fund LP (the “Fund”), which is disclosed to have beneficial ownership of 322,693 shares of Common stock for the Fund, and for Quintessence Fund L.P. (“Quintessence”) which is disclosed to have beneficial ownership of 35,813 shares of Common Stock. QVT also disclosed that it is the investment manager for a separate account managed for Deutsche Bank AG (“Deutsche”), which holds 50,371shares of Common Stock. QVT further disclosed that it has the power to direct the vote and disposition of the aggregate amount of 408,877 shares of Common Stock owned by the Fund, Quintessence and Deutsche. QVT Financial GP, LLC is a general partner of QVT and may be deemed a beneficial owner of the same number of shares reported by QVT. QVT and QVT Financial GP, LLC disclaim beneficial ownership of all such shares.

(6)	These 405,330 shares of Common Stock consist of 17,974 shares for which Mr. Brenner has sole voting power and 387,356 shares for which he has shared voting power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Named Executives:
S. Wilzig Izak	224,532	(2)	2.8%
Miles Berger	19,500	(3)	*
Milton Donnenberg	31,462	(4)	*
Eric J. Schmertz, Jr.	37,609	(5)	*
Ernest Wachtel	150,723	(6)	1.9%
W. Martin Willschick	24,560	(7)	*
Francis J. Elenio	25,000	(8)	*
All directors and current executive officers as a group (7 persons)	513,386	(9)	6.4%

*	Less than one percent.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2008 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2008 have been excluded. Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Includes 10,000 shares of stock that could be obtained by Ms. Izak upon the exercise of stock options exercisable within 60 days of April 1, 2008.

(3)	Includes 12,000 shares of stock that could be obtained by Mr. Berger upon the exercise of stock options exercisable within 60 days of April 1, 2008.

(4)	Includes 10,000 shares of stock that could be obtained by Mr. Donnenberg upon the exercise of stock options exercisable within 60 days of April 1, 2008.

(5)	Includes 10,000 shares of stock that could be obtained by Mr. Schmertz upon the exercise of stock options exercisable within 60 days of April 1, 2008.

(6)	Includes 10,000 shares of stock that could be obtained by Mr. Wachtel upon the exercise of stock options exercisable within 60 days of April 1, 2008.

(7)	Includes 17,500 shares of stock that could be obtained by Mr. Willschick upon the exercise of stock options exercisable within 60 days of April 1, 2008.

(8)	Includes 16,133 shares subject to restricted stock awards which had not vested as of April 1, 2008.

(9)
Includes 69,500 shares of stock that could be obtained by the directors and current executive officers upon the exercise of stock options exercisable within 60 days of April 1, 2008 and 16,333 shares subject to restricted stock awards which had not vested as of April 1, 2008.

See the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 14, 2008 for the information required by Item 201(d) of the SEC’s Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Each of Messrs. Berger, Donnenberg, Schmertz, Wachtel and Willschick has been determined to be “independent” within the meaning of SEC and AMEX regulations. Accordingly, all of the members of the Company’s Compensation, Nominating and Audit Committees are independent.

There have been no related party transactions requiring disclosure under the SEC’s rules since January 1, 2007.

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

Audit Fees

The aggregate fees incurred by the Company for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by J.H. Cohn LLP, the Company’s Independent Registered Public Accounting Firm, in connection with (i) the audit of the Company’s annual financial statements and (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $183,634 and $137,000, respectively.

Audit-Related Fees

The Company incurred $30,066 and $5,361 for the fiscal years ended December 31, 2007 and 2006, respectively, for assurance and related services by J.H. Cohn in connection with the performance of the audit and review of the Company’s financial statements.

Tax Fees

The Company did not incur any fees for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by J.H. Cohn for tax compliance, tax advice or tax planning.

The Company incurred $75,000 for the fiscal year ended December 31, 2007 for professional services rendered by Grant Thornton LLP for tax services regarding the preparation of the Company's 2006 tax return.

All Other Fees

The Company incurred $11,072 and $7,210 for the fiscal years ended December 31, 2007 and 2006, respectively, for other services rendered by J.H. Cohn, including work related to their attendance at Audit Committee meetings and the Annual Meeting of Shareholders.

Of the time expended by the Company’s principal accountants to audit the Company’s financial statements for the year ended December 31, 2007, less than 50% of such time involved work performed by persons other than the principal accountant’s full-time, permanent employees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of April, 2008.

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