Form 10-Q
period 2008-03-31
WILSHIRE ENTERPRISES INC
filed 2008-05-15
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2008                          Commission file number 1-4673

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Smaller reporting
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2008.
Common Stock $1 Par Value ----- 7,920,115

WILSHIRE ENTERPRISES, INC.
INDEX

			Page No.

Part I - Financial Information

Item	1.	Financial Statements

		Condensed Consolidated Balance Sheets - March 31, 2008 (Unaudited) and December 31, 2007	3

		Unaudited Condensed Consolidated Statements of Operations - Three months ended March 31, 2008 and 2007	4

		Unaudited Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007	5

		Notes to Unaudited Condensed Consolidated Financial Statements	6

	2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

	3.	Quantitative and Qualitative Disclosure About Market Risk	21

	4.	Controls and Procedures	22

Part II - Other Information

Item	1.	Legal Proceedings	23

	6.	Exhibits	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,705,000	$4,843,000
Restricted cash	196,000	257,000
Marketable debt securities, available for sale, at fair value	7,850,000	7,925,000
Marketable equity securities, available for sale, at fair value	1,198,000	1,432,000
Accounts receivable, net	115,000	201,000
Prepaid income taxes and income taxes receivable	1,953,000	1,650,000
Deferred income taxes	143,000	26,000
Prepaid expenses and other current assets	1,497,000	1,431,000
Total current assets	17,657,000	17,765,000
Noncurrent assets:
Property and equipment:
Real estate properties	38,651,000	38,632,000
Real estate properties - Held for sale	5,902,000	5,947,000
	44,553,000	44,579,000
Less:
Accumulated depreciation and amortization	16,443,000	16,104,000
Accumulated depreciation and amortization – Property held for sale	845,000	856,000
	27,265,000	27,619,000
Total Assets	$44,922,000	$45,384,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$515,000	$503,000
Accounts payable	1,422,000	1,528,000
Income taxes payable	92,000	81,000
Accrued liabilities	746,000	556,000
Deferred income	116,000	147,000
Current liabilities associated with discontinued operations	293,000	292,000
Total current liabilities	3,184,000	3,107,000
Noncurrent liabilities:
Long-term debt, less current portion	27,738,000	27,861,000
Deferred income taxes	631,000	595,000
Deferred income	109,000	112,000
Noncurrent liabilities associated with discontinued operations	555,000	573,000
Total liabilities	32,217,000	32,248,000

Commitments and Contingencies

Stockholders' equity:

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and
outstanding in 2008 and 2007	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544
shares in 2008 and 2007	10,014,000	10,014,000
Capital in excess of par value	9,235,000	9,202,000
Treasury stock, 2,093,429 and 2,087,296 shares at March 31, 2008 and
December 31, 2007, at cost	(9,885,000)	(9,885,000)
Retained earnings	3,577,000	3,881,000
Accumulated other comprehensive loss	(236,000)	(76,000)
Total stockholders’ equity	12,705,000	13,136,000
Total liabilities and stockholders’ equity	$44,922,000	$45,384,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Revenues	$2,251,000	$2,280,000

Costs and Expenses
Operating expenses	1,432,000	1,490,000
Depreciation expense	326,000	381,000
General and administrative	743,000	1,018,000
Total costs and expenses	2,501,000	2,889,000

Loss from Operations	(250,000)	(609,000)

Other Income
Dividend and interest income	138,000	125,000
Other income	1,000	3,000

Interest Expense	(465,000)	(442,000)

Loss before provision for income taxes	(576,000)	(923,000)

Income Tax Benefit	(263,000)	(363,000)

Loss from Continuing Operations	(313,000)	(560,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(92,000)	(186,000)
Gain from sales	61,000	426,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income from operations	40,000	92,000

Net loss	$(304,000)	$(228,000)

Basic loss per share:
Loss from continuing operations	$(0.04)	$(0.07)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Real estate - gain on sales	0.01	0.05
Oil and gas - income from operations	0.00	0.01
Net loss applicable to common stockholders	$(0.04)	$(0.03)
Diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.07)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Real estate - gain on sales	0.01	0.05
Oil and gas - income from operations	0.00	0.01
Net loss applicable to common stockholders	$(0.04)	$(0.03)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304,000)	$(228,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	326,000	381,000
Stock-based compensation expense	33,000	61,000
Deferred income tax (benefit)	(81,000)	79,000
Decrease in deferred income	(34,000)	(31,000)
Gain on sales of real estate assets	(101,000)	(710,000)
Other expense - non-controlling interest of joint venture partner	-	1,000
Changes in operating assets and liabilities -
Decrease in accounts receivable	86,000	88,000
Increase in income taxes receivable	(303,000)	(194,000)
(Increase) decrease in prepaid expenses and other current assets	(66,000)	91,000
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	96,000	(247,000)
Net cash used in operating activities	(348,000)	(709,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(21,000)	(110,000)
Proceeds from sales of real estate	150,000	1,189,000
Decrease in marketable securities	149,000	-
Decrease (increase) in restricted cash	61,000	(4,000)
Net cash provided by investing activities	339,000	1,075,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(129,000)	(297,000)

Net cash used in financing activities	(129,000)	(297,000)

Net increase (decrease) in cash and cash equivalents	(138,000)	69,000
CASH AND CASH EQUIVALENTS, beginning of period	4,843,000	9,602,000
CASH AND CASH EQUIVALENTS, end of period	$4,705,000	$9,671,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$438,000	$442,000
Income taxes, net	$4,500	$12,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2008

1.	Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. “registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our” believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

In July 2003, the Company committed to the sale of its oil and gas operations, which were sold in April 2004 for net proceeds of $28,131,000. The 2008 and 2007 periods include residual costs related to winding up the oil and gas operations. The condensed consolidated financial statements reflect the oil and gas operations as “Discontinued Operations” in 2008 and 2007.

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the first quarter 2008 of approximately $61,000 from this sale.

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

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $426,000 during the three months ended March 31, 2007. A portion of the taxes payable were deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company had identified a replacement property.

Marketable equity securities:

The Company holds investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities with interest rate resets ranging from every seven days to every 45 days. As of March 31, 2008, the Company held $7.9 million of auction rate securities, classified as available-for-sale. These securities were then and are currently valued at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. However, subsequent to March 31, 2008, the Company did sell $1.2 million of its ARS at par value through a successful auction. The securities not sold in recent auctions in the amount of $6.7 million are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, the Company cannot be certain that liquidity will be restored in the foreseeable future. The Company may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. However, based on discussions with its investment advisors, the Company expects that liquidity for its ARS investments could be realized through the emergence of secondary markets within the next 3-12 months.

As of March 31, 2008 and December 31, 2007, the marketable equity securities held by the Company consist of common shares in one real estate company in the United States, which is classified as available for sale. These securities are carried at fair value based upon quoted market prices of $1,198,000 at March 31, 2008 and $1,432,000 at December 31, 2007, which was below their cost of $1,559,000 at March 31, 2008 by $361,000, and was below their cost of $1,559,000 at December 31, 2007 by $127,000. Unrealized gains and losses, representing the difference between an investment’s cost and its fair value, are charged (credited) directly to stockholders’ equity, net of related income taxes, as a component of accumulated comprehensive income (loss). The cost of securities sold is determined on a specific identification basis.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At March 31, 2008 and December 31, 2007, no write down was required to record other than temporary impairment of securities.

Assets measured at fair value on a recurring basis:
On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market where the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

SFAS 157 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$4,901,000	$-	$-	$4,901,000
Marketable equity securities	1,198,000	-	-	1,198,000
Marketable debt securities	-	7,850,000	-	7,850,000
	$6,099,000	$7,850,000	$-	$13,949,000

The Company’s investment in cash equivalents consist of short-term (less than 90 days) investments in commercial paper, money market funds, asset-backed securities and corporate bonds. The major portion of the cash equivalents is invested in money market funds and are priced at fair value and actively traded, thus recorded in Level 1 above.

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company does not believe that the changes in fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets and the length of time to liquidate an equity investment.

Accounting for Stock-Based Compensation:

The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $22,000 and $24,000 during the three month periods ended March 31, 2008 and 2007, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007 was $0.00 for each period.

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

•
Dividends - the Company uses an expected dividend yield of zero despite the fact that the Company paid a one-time distribution of $3.00 per share during 2006. The Company does not anticipate paying any cash dividends in the foreseeable future.

The following table outlines the variables used in the Black-Scholes option-pricing model.

2007

Risk free interest rate	5.04%
Volatility	51.51%
Dividend yield	-%
Expected option life	10 years

As of March 31, 2008, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $177,000, which will be recognized over a remaining average period of 1.6 years.

2.	Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenue, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net loss from continuing operations for each of the three month periods ended March 31, 2008 and 2007. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended March 31,
	2008	2007
Real estate revenue:
Residential	$1,881,000	$1,879,000
Commercial	370,000	401,000
Totals	$2,251,000	$2,280,000

Real estate operating expenses:
Residential	$1,278,000	$1,316,000
Commercial	154,000	174,000
Totals	$1,432,000	$1,490,000

Net operating income (“NOI”):
Residential	$603,000	$563,000
Commercial	216,000	227,000
Totals	$819,000	$790,000

Capital improvements:
Residential	$18,000	$27,000
Commercial	-	79,000
Totals	$18,000	$106,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$819,000	$790,000
Total other income, including net investment income	139,000	128,000
Depreciation expense	(326,000)	(381,000)
General and administrative expense	(743,000)	(1,018,000)
Interest expense	(465,000)	(442,000)
Income tax benefit	263,000	363,000

Loss from continuing operations	$(313,000)	$(560,000)

3.	Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net loss	$(304,000)	$(228,000)
Other comprehensive income (loss) net of taxes:
Change in unrealized gain on marketable securities	(160,000)	67,000

Comprehensive loss	$(464,000)	$(161,000)

Changes in the components of Accumulated Other Comprehensive Loss are solely attributable to unrealized losses on marketable equity securities as of March 31, 2008. For the three months ended March 31, 2008, the change in Accumulated Other Comprehensive Loss is as follows:

Accumulated Other
Comprehensive
Loss

BALANCE, December 31, 2007	$(76,000)
Change for the three months ended March 31, 2008, net of taxes	(160,000)

BALANCE, March 31, 2008	$(236,000)

4.	Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
Numerator-
Net loss – Basic and Diluted	$(304,000)	$(228,000)

Denominator-
Weighted average common
shares outstanding – Basic	7,920,319	7,916,248
Incremental shares from assumed
conversions of stock options	-	-
Weighted average common shares
outstanding – Diluted	7,920,319	7,916,248

Basic loss per share:	$(0.04)	$(0.03)

Diluted loss per share:	$(0.04)	$(0.03)

For the three months ended March 31, 2008, 133,927 potentially dilutive securities have been excluded from the calculation of loss per share. For the three months ended March 31, 2007, 13,849 potentially dilutive securities have been excluded from the calculation of loss per share.

5.	Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2008, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three months ended March 31, 2008.

6.	Stock Option Plans:

No options were granted under the 2004 Director Plan or 2004 Stock Option And Incentive Plan during the three months ended March 31, 2008 or 2007.

A summary of option activity under the option plans as of March 31, 2008, and changes during the period then ended, is presented below:

	Shares	Weighed Average Exercise Price	Weighed Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	135,000	$6.26	7.2	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options terminated and expired	-	-	-	-
Options outstanding at March 31, 2008	135,000	$6.26	6.9	$-

Options exercisable at March 31, 2008	63,250	$5.73	5.8	$-

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2008	34,467	$7.65

Shares Granted	-	-
Shares Vested	-	-
Shares Forfeited	(6,133)	6.30

Nonvested shares at March 31, 2008	28,334	$7.94

7.	Income Taxes:

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying condensed consolidated financial statements.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005, 2006 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8.	Other Matters:

See the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of a preliminary investigation.

The Company has incurred considerable expense in connection with its preliminary investigation, the steps it is taking to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $581,000 of such expenses was incurred to date and $12,000 and $423,000 of such expenses was incurred during the first quarter of 2008 and 2007, respectively. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

9.	Subsequent Event:

On April 22, 2008, the Company entered into an agreement with Yomtob Acquisitions, LLC to sell its Tamarac Office Plaza, Florida, office complex for $2.1 million. The agreement is subject to usual and customary conditions, including due diligence and an earnest money deposit of $100,000, which will increase to $300,000 at the end of the 25-day due diligence period. It is anticipated that the closing of this transaction will take place during the second quarter of 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three month period ended March 31, 2008 compared to the three month period ended March 31, 2007 and the Company’s financial condition as of March 31, 2008. It is presumed that readers have read or have access to Wilshire’s 2007 Annual Report on Form 10-K, as amended which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended March 31, 2008 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties inherent in any attempt to sell a portion or all of the business at an acceptable price, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2007.

Effects of Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our consolidated financial position, financial performance and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company does not have any derivative instruments or utilize any hedging activities and therefore, SFAS No. 161 is not applicable to the Company at this time.

Overview

Net loss for the three months ended March 31, 2008 was $304,000 or $0.04 per diluted share as compared to a net loss of $228,000 or $0.03 per diluted share for the three month period ended March 31, 2007. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the first quarter 2008 of approximately $61,000 from this sale.

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

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $426,000 during the three months ended March 31, 2007. A portion of the taxes payable were deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company had identified a replacement property. These gains were included in the statements of operations in discontinued operations - real estate - gain from sales.

The following table presents the increases (decreases) in each major statement of operations category for the three months ended March 31, 2008 and 2007, respectively. The following discussion of “Results of Operations” references these increases (decreases).

	Increase (Decrease) in Consolidated Statements of Operations Categories for the Periods:
	For the three months ended
	March 31, 2008 vs 2007
	Amount ($)%

Revenues	$(29,000)	-1.3%
Costs and expenses:
Operating expenses	(58,000)	-3.9%
Depreciation	(55,000)	-14.4%
General and administrative	(275,000)	-27.0%
Total costs and expenses	(388,000)
Loss from Operations	359,000
Other Income
Dividend and interest income	13,000	10.4%
Other income	(2,000)	-66.7%
Interest expense	(23,000)	-5.2%
Loss before provision for taxes	347,000
Income tax benefit	100,000	-27.5%
Loss from continuing operations	247,000
Discontinued operations - real estate
Loss from operations	94,000	-50.5%
Gain from sales	(365,000)	-85.7%
Discontinued operations - oil & gas
Income from operations	(52,000)	-56.5%
Net loss	$(76,000)	33.3%
Basic loss per share:
Loss from continuing operations	$0.03	-42.9%
Income from discontinued operations	(0.04)	-100.0%
Net loss applicable to common shareholders	$(0.01)	33.3%
Diluted loss per share:
Loss from continuing operations	$0.03	-42.9%
Income from discontinued operations	(0.04)	-100.0%
Net loss applicable to common shareholders	$(0.01)	33.3%

Results of Operations

Three Months Ended March 31, 2008 as Compared with Three Months Ended March 31, 2007

Continuing Operations:

Loss from continuing operations amounted to $313,000 during the three months ended March 31, 2008 as compared to a loss from continuing operations of $560,000 during the three months ended March 31, 2007. Results per diluted share from continuing operations amounted to $(0.04) during the three months ended March 31, 2008 as compared to $(0.07) during the three months ended March 31, 2007. The 2008 period included the following charges to expense: a decrease in general and administrative expense of $275,000, which primarily relates to the costs associated with the matters described in Note 8 of the Condensed Consolidated Financial Statements, as well as a decrease in operating and depreciation expenses of $58,000 and $28,000, respectively.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate						Total
	Three months ended		Increase		Three months ended				Three months ended		Increase
	March 31,		(Decrease)		March 31,		Decrease		March 31,		(Decrease)
	2008	2007	$	%	2008	2007	$	%	2008	2007	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Total revenues	$1,881	$1,879	$2	0.1	$370	$401	$(31)	(7.7)	$2,251	$2,280	$(29)	(1.3)

Operating expenses	1,278	1,316	(38)	(2.9)	154	174	(20)	(11.5)	1,432	1,490	(58)	(3.9)

Net operating income	$603	$563	$40	7.1	$216	$227	$(11)	(4.8)	$819	$790	$29	3.7

	Three months ended
	March 31,
	2008	2007
Reconciliation to consolidated loss from continuing operations:
Net operating income	$819	$790
Depreciation expense	(326)	(381)
General and administrative expense	(743)	(1,018)
Other income	139	128
Interest expense	(465)	(442)
Income tax benefit	263	363
Loss from continuing operations	$(313)	$(560)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During the three month period ended March 31, 2008, NOI increased by $40,000 or 7.1% to $603,000 as compared to $563,000 during the same period in 2007. The increase in NOI is a primarily a result of a decrease in operating expenses of $38,000 or 2.9%.

Revenues increased $2,000 or 0.1% during the quarter ended March 31, 2008 to $1,881,000, compared to $1,879,000 during quarter ended March 31, 2007. Operating expenses decreased $38,000 or 2.9% to $1,278,000. The decrease in operating expenses during the quarter ended March 31, 2008 as compared to the same period in 2007 was primarily attributable to decreased costs at Wellington Estates and Alpine Village Apartments.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007, decreased $31,000 or 7.7% to $370,000 and operating expenses decreased $20,000 or 11.5% to $154,000. The revenue decrease was attributable to a $35,000 decrease in revenue at Tempe Corporate Center (Arizona) partially offset by a $4,000 increase in revenue at Royal Mall Plaza (Arizona).

The decrease in operating expenses was attributable to a $6,000 decrease in expenses at Tempe Corporate Center (Arizona) and a $14,000 decrease in expenses at Royal Mall Plaza (Arizona).

Other Operating Expenses

Depreciation expense amounted to $326,000 during the three months ended March 31, 2008, a decrease of $55,000 from $381,000 during the three months ended March 31, 2007.

General and administrative expense decreased $275,000, or 27.0%, to $743,000 during the three months ended March 31, 2008 as compared to $1,018,000 during the same period in 2007. The decrease is primarily attributable to the decrease in the costs associated with the preliminary investigation described in Note 8 of the Condensed Consolidated Financial Statements and the Company’s Form 10-K for the year ended December 31, 2007.

Other income increased $11,000 to $139,000 in the 2008 quarter from $128,000 in the 2007 quarter.

Interest expense increased to $465,000 during three months ended March 31, 2008 as compared to $442,000 during three months ended March 31, 2007. The increase primarily relates to the amortization of deferred mortgage costs included in interest expense..

The benefit for income taxes amounted to $263,000 and $363,000 during the three month periods ended March 31, 2008 and 2007, respectively. The change in the benefit for income taxes is related to the level of loss from continuing operations during the 2008 quarter as compared to the 2007 quarter and the change in the mix between taxable and tax-exempt income.

Discontinued Operations, Net of Taxes:

Real Estate

Loss from discontinued operations amounted to $31,000 during the quarters ended March 31, 2008 as compared to income of $240,000 during the quarter ended March 31, 2007. The loss during the quarter ended March 31, 2008 reflects a loss from operations of $92,000 partially offset by the sale of one condominium unit at Jefferson Gardens for gross proceeds of $150,000 that resulted in an after tax gain of $61,000. The income during the quarter ended March 31, 2007 reflects the sales of two condominium units at Jefferson Gardens and the sale of a land parcel in Lake Hopactong, New Jersey for gross proceeds of $1.2 million that resulted in an after tax gain of $426,000.

The loss from operating properties classified as discontinued operations decreased to a loss of $92,000 during the quarter ended March 31, 2008 as compared to a loss of $186,000 during the same period in 2007. The decrease in the operating loss resulted primarily from decreased operating losses at Amboy Towers and Jefferson Gardens.

Oil and Gas

During the quarter ended March 31, 2008, the Company recorded income from wind down of its former oil and gas business, of $40,000 as compared to income of $92,000 during same period in 2007. The net income from wind down of the oil and gas business during the quarter ended March 31, 2008 primarily relates to a foreign currency gain during the period. The net income during the quarter ended March 31, 2007 relates to a foreign currency gain and interest income during the period.

Liquidity and Capital Resources

At March 31, 2008, the Company had working capital, including restricted cash, of $14.5 million, compared to working capital of $14.7 million at December 31, 2007.

The Company has $13.9 million of cash and cash equivalents, restricted cash and short-term marketable debt and equity securities at March 31, 2008. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including $7.9 million of auction rate debt securities, marketable and money market funds and marketable equity securities. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

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

The Company holds investments in certain marketable equity securities and short-term marketable debt instruments, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of March 31, 2008, the Company held $7.9 million of auction rate securities, classified as available-for-sale. These securities were then and are currently valued at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. However, subsequent to March 31, 2008, the Company did sell $1.2 million of its ARS at par value through a successful auction. The securities not sold in recent auctions in the amount of $6.7 million are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, we cannot be certain that liquidity will be restored in the foreseeable future and we may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. However, based on discussions with its investment advisors, the Company expects that liquidity for its ARS investments could be realized through the emergence of secondary markets within the next 3-12 months.

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

Net cash used in operating activities amounted to $348,000 and $709,000 during the three month periods ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the use of cash resulted from a net loss of $304,000, the effect of the sale and depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the three months ended March 31, 2007, the use of cash resulted from a net loss of $228,000, the effect of the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $339,000 and $1.1 million during the three month periods ended March 31, 2008 and 2007, respectively. The cash provided by investing activities during the three months ended March 31, 2008 primarily relates to the proceeds from the sale of real estate properties of $150,000 and a decrease in short-term marketable securities and restricted cash of $149,000, partly offset by capital expenditures on real estate properties of $21,000. The cash provided by investing activities during the three months ended March 31, 2007 primarily relates to the proceeds from the sale of real estate properties of $1.2 million, partly offset by capital expenditures on real estate properties of $110,000.

Net cash used in financing activities amounted to $129,000 and $297,000 during the three month periods ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, the use of cash primarily reflects the repayment of long-term debt due to the normal amortization of long-term debt from monthly debt service payments. During the three months ended March 31, 2007, the use of cash reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At March 31, 2008, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company has an investment in the common stock of one publicly traded real estate company in the United States in which the Company has exposure to the risk of market value fluctuation. The Company accounts for this investment as securities that are available for sale and marks them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. The Company also evaluates its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At March 31, 2008, in the opinion of management, there has been no other than temporary decline in value in the Company’s holdings of equity securities.

At March 31, 2008, we held $7.9 million of ARS which were valued at par. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto. Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. However, subsequent to March 31, 2008, the Company did sell $1.2 million of its ARS at par value through a successful auction. The securities not sold in recent auctions in the amount of $6.7 million are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Although insufficient demand for certain ARS may continue, we expect, based on discussions with our investment advisors, that liquidity for our securities might possibly be realized through the emergence of secondary markets in the near term, particularly considering the relatively high default interest rates, high credit ratings and the backing of the Federal Family Education Loan Program and/or the underlying assets collateralizing these investments. However, in the event we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

Even if secondary markets do emerge, we might experience temporary losses of principal if such securities are marketed at a discount or realize a loss if it becomes necessary to sell these investments at such a discount. In addition, should the credit ratings of our ARS be downgraded, we might incur a value impairment and potential problems liquidating such investment.

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. Pending the resolution of an ongoing tax examination by the Province of Alberta, the Company intends to repatriate all assets, net of liabilities, of its Canadian subsidiary during 2008. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of March 31, 2008 and December 31, 2007 consists of the following –

	2008	2007
Mortgage notes payable	$28,822,000	$28,952,000
Less-current portion (1)	529,000	518,000
Long-term portion (2)	$28,293,000	$28,434,000

(1)	Includes mortgage debt associated with discontinued operations of $14,000 in 2008 and $14,000 in 2007.
(2)	Includes mortgage debt associated with discontinued operations of $555,000 in 2008 and $559,000 in 2007.

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2008 and thereafter are –

Year Ended	Amount
March 31, 2009	$529,000
March 31, 2010	4,370,000
March 31, 2011	524,000
March 31, 2012	553,000
March 31, 2013	591,000
Thereafter	22,255,000
$28,822,000

At March 31, 2008, the Company had $28,822,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.1% and an average remaining life of approximately 4.9 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

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

Item 4. Controls and Procedures

(a) Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 and continue to be effective as the date of this report.

(b) Changes in internal controls over financial reporting. Management has determined that, as of March 31, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Other Matters

See the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of a preliminary investigation.

The Company has incurred considerable expense in connection with its preliminary investigation, the steps it is taking to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $581,000 of such expenses was incurred to date and $12,000 and $423,000 of such expenses was incurred during the first quarter of 2008 and 2007, respectively. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters, but recognizes that continuing expenses may be considerable.

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

WILSHIRE ENTERPRISES, INC. (registrant)

/s/ S. Wilzig Izak
Date: May 15, 2008	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
By:	Francis J. Elenio
Chief Financial Officer
Title