Form 10-Q
period 2008-06-30
WILSHIRE ENTERPRISES INC
filed 2008-08-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2008                         Commission file number 1-4673

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

Yes ☐  N o ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 14, 2008.

Common Stock $1 Par Value — 7,926,248

WILSHIRE ENTERPRISES, INC.
INDEX

Page No.

Part I -Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets -
June 30, 2008 (Unaudited) and December 31, 2007	3

Unaudited Condensed Consolidated Statements of Operations -
Three months ended June 30, 2008 and 2007	4

Unaudited Condensed Consolidated Statements of Operations -
Six months ended June 30, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows -
Six months ended June 30, 2008 and 2007	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

3. Quantitative and Qualitative Disclosure About Market Risk	25

4T. Controls and Procedures	26

Part II - Other Information

Item 1. Legal Proceedings	27

6. Exhibits	28

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements

WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$9,332,000	$4,843,000
Restricted cash	1,578,000	257,000
Marketable debt securities, available for sale, at fair value	3,000,000	7,925,000
Marketable equity securities, available for sale, at fair value	-	1,432,000
Accounts receivable, net	238,000	201,000
Prepaid income taxes and income taxes receivable	2,136,000	1,650,000
Deferred income taxes	-	26,000
Prepaid expenses and other current assets	1,392,000	1,431,000
Total current assets	17,676,000	17,765,000
Noncurrent assets:
Property and equipment:
Real estate properties	38,784,000	38,632,000
Real estate properties - Held for sale	4,682,000	5,947,000
	43,466,000	44,579,000
Less:
Accumulated depreciation and amortization	16,723,000	16,104,000
Accumulated depreciation and amortization – Property held for sale	383,000	856,000
	26,360,000	27,619,000
Total Assets	$44,036,000	$45,384,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,395,000	$503,000
Accounts payable	1,431,000	1,528,000
Income taxes payable	93,000	81,000
Accrued liabilities	802,000	556,000
Deferred income	102,000	147,000
Current liabilities associated with discontinued operations	379,000	292,000
Total current liabilities	7,202,000	3,107,000
Noncurrent liabilities:
Long-term debt, less current portion	23,699,000	27,861,000
Deferred income taxes	531,000	595,000
Deferred income	118,000	112,000
Noncurrent liabilities associated with discontinued operations	-	573,000
Total liabilities	31,550,000	32,248,000

Commitments and Contingencies

Stockholders' equity:

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares at June 30, 2008 and December 31, 2007	10,014,000	10,014,000
Capital in excess of par value	9,250,000	9,202,000
Treasury stock, 2,093,429 and 2,087,296 shares at June 30, 2008 and December 31, 2007, at cost	(9,867,000)	(9,885,000)
Retained earnings	3,089,000	3,881,000
Accumulated other comprehensive loss	-	(76,000)
Total stockholders’ equity	12,486,000	13,136,000
Total liabilities and stockholders' equity	$44,036,000	$45,384,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007

	2008	2007
Revenues	$2,323,000	$2,352,000

Costs and Expenses
Operating expenses	1,472,000	1,416,000
Depreciation expense	292,000	353,000
General and administrative	1,054,000	727,000
Total costs and expenses	2,818,000	2,496,000

Loss from Operations	(495,000)	(144,000)

Other Income (Loss)
Dividend and interest income	134,000	144,000
Loss on sale of marketable securities	(553,000)	-
Other income	-	1,000

Interest Expense	(428,000)	(446,000)

Loss before provision for income taxes	(1,342,000)	(445,000)
.
Income Tax Benefit	(476,000)	(229,000)

Loss from Continuing Operations	(866,000)	(216,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(178,000)	(167,000)
Gain from sales	686,000	61,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	(130,000)	179,000

Net loss	$(488,000)	$(143,000)

Basic loss per share:
Loss from continuing operations	$(0.11)	$(0.03)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.02)	(0.02)
Real estate - gain on sales	0.09	0.01
Oil and gas - income (loss) from operations	(0.02)	0.02
Net loss applicable to common stockholders	$(0.06)	$(0.02)

Diluted loss per share:
Loss from continuing operations	$(0.11)	$(0.03)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.02)	(0.02)
Real estate - gain on sales	0.09	0.01
Oil and gas - income (loss) from operations	(0.02)	0.02
Net loss applicable to common stockholders	$(0.06)	$(0.02)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
Revenues	$4,574,000	$4,632,000

Costs and Expenses
Operating expenses	2,904,000	2,906,000
Depreciation expense	618,000	734,000
General and administrative	1,797,000	1,745,000
Total costs and expenses	5,319,000	5,385,000

Loss from Operations	(745,000)	(753,000)

Other Income (Loss)
Dividend and interest income	272,000	269,000
Loss on sale of marketable securities	(553,000)
Other income	1,000	4,000

Interest Expense	(893,000)	(888,000)

Loss before provision for income taxes	(1,918,000)	(1,368,000)
.
Income Tax Benefit	(739,000)	(592,000)

Loss from Continuing Operations	(1,179,000)	(776,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations	(270,000)	(353,000)
Gain from sales	747,000	487,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income (loss) from operations	(90,000)	271,000

Net loss	$(792,000)	$(371,000)

Basic loss per share:
Loss from continuing operations	$(0.15)	$(0.10)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.03)	(0.04)
Real estate - gain on sales	0.09	0.06
Oil and gas - income (loss) from operations	(0.01)	0.03
Net loss applicable to common stockholders	$(0.10)	$(0.05)

Diluted loss per share:
Loss from continuing operations	$(0.15)	$(0.10)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.03)	(0.04)
Real estate - gain on sales	0.09	0.06
Oil and gas - income (loss) from operations	(0.01)	0.03
Net loss applicable to common stockholders	$(0.10)	$(0.05)

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(792,000)	$(371,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	618,000	734,000
Stock-based compensation expense	48,000	116,000
Deferred income tax (benefit)	(38,000)	61,000
Increase (decrease) in deferred income	(39,000)	1,000
Loss on sales of marketable securities	553,000	-
Gain on sales of real estate assets	(1,244,000)	(812,000)
Other expense - non-controlling interest of joint venture partner	-	1,000
Changes in operating assets and liabilities -
(Increase) decrease in accounts receivable	(37,000)	39,000
Increase in income taxes receivable	(486,000)	(210,000)
Decrease in prepaid expenses and other current assets	39,000	188,000
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	268,000	(533,000)
Net cash used in operating activities	(1,110,000)	(786,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(141,000)	(503,000)
Proceeds from sales and redemptions of marketable securities	5,892,000	-
Proceeds from sales of real estate	2,026,000	1,339,000
Increase in short-term marketable securities	-	(3,650,000)
Increase in restricted cash	(1,321,000)	(13,000)
Net cash provided by (used in) investing activities	6,456,000	(2,827,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(857,000)	(418,000)
Proceeds from the exercise of stock options	-	33,000
Net cash used in financing activities	(857,000)	(385,000)

Net increase (decrease) in cash and cash equivalents	4,489,000	(3,998,000)
CASH AND CASH EQUIVALENTS, beginning of period	4,843,000	9,602,000
CASH AND CASH EQUIVALENTS, end of period	$9,332,000	$5,604,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$864,000	$888,000
Income taxes, net	$4,500	$12,000

The accompanying notes to condensed consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
June 30, 2008

1. Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. “registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our” believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

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

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the six months ended June 30, 2008 of approximately $61,000 from this sale.

In May 2008, the Company closed on the sale of its Tamarac Office Plaza, Florida, office complex for gross proceeds of $2 million. After payments of closing costs and providing for taxes, the Company realized a net gain during the three and six months ended June 30, 2008 of approximately $686,000 from this sale.

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

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $61,000 and $487,000 during the three and six months ended June 30, 2007, respectively. A portion of the taxes payable was deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property.

Marketable equity securities:

The Company holds investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of June 30, 2008, the Company held $3.0 million of auction rate securities, classified as available-for-sale. These securities were then and are currently valued at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second quarter of 2008, the Company sold $1.2 million of its ARS at par value through a successful redemption. In addition, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million. As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities. The sale of the ARS in a private transaction is considered a one-time transaction by the Company which was directly related to the proposed merger of the Company. If the Company did not sell these ARS in a private transaction, the Company would not have recorded an unrealized loss as such securities would have been recorded at par similar to the remaining ARS which the Company currently holds. During the third quarter of 2008, the Company sold $250,000 of its ARS at par value through a successful redemption. The securities not sold in recent redemptions in the amount of $2.8 million are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, the Company cannot be certain that liquidity will be restored in the foreseeable future. The Company may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. However, based on discussions with its investment advisors, the Company expects that liquidity for its ARS investments could be realized through the emergence of secondary markets within the next 3-12 months particularly considering the relatively high default interest rates, high credit ratings and the backing of the Federal Family Education Loan Program and/or the underlying assets collateralizing these investments. However, in the event we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

During June 2008, the Company sold its investment of marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million. As a result of this sale, the Company recognized a loss from the sale of securities of $188,000.

The Company periodically reviews available for sale securities for impairment that is other than temporary. At June 30, 2008 and December 31, 2007, no write down was required to record other than temporary impairment of securities.

Assets measured at fair value on a recurring basis:

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market where the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Following are the major categories of assets measured at fair value on a recurring basis during the six months ended June 30, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,910,000	$-	$-	$10,910,000
Marketable debt securities	-	3,000,000	-	3.000,000
	$10,910,000	$3,000,000	$-	$13,910,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in commercial paper, money market funds, asset-backed securities and corporate bonds. The major portion of the cash equivalents is invested in money market funds and are priced at fair value and actively traded, thus recorded in Level 1 above.

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company does not believe that the changes in fair value of these assets will materially differ from the amount that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s consolidated results of operations or financial position. However, the ultimate amount that could be realized upon sale or settlement is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets and the length of time to liquidate an equity investment.

Accounting for Stock-Based Compensation:

The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $22,000 and $24,000 during the three month periods ended June 30, 2008 and 2007, respectively, and $44,000 and $48,000 during the six month periods ended June 30, 2008 and 2007, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings per share was $0.00 for both the three months ended June 30, 2008 and 2007 and $0.00 for both the six months ended June 30, 2008 and 2007.

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

As of June 30, 2008, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $154,000, which will be recognized over a remaining average period of 1.3 years.

2. Proposed Merger:

On June 13, 2008, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), among the Company, NWJ Apartment Holdings Corp. ("Parent") and NWJ Acquisition Corp., a wholly-owned subsidiary of Parent ("Merger Sub"). Both Parent and Merger Sub are affiliates of NWJ Companies, Inc. ("NWJ"), a privately owned real estate development company based in New York, New York.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge (the "Merger") with and into the Company upon the satisfaction or waiver of the conditions to closing of the Merger (the "Closing"), with the Company as the surviving corporation in the Merger. In the Merger, each outstanding share of the Company's common stock (the "Common Stock"), other than shares as to which dissenters rights are properly exercised, will be converted into the right to receive a purchase price of $3.88 per share in cash, without interest (the "Merger Consideration"), less required withholding taxes. Upon consummation of the Merger, the Company will become a wholly-owned subsidiary of Parent.

The Merger Agreement also provides that holders of each outstanding option to acquire a share of Common Stock will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the per share exercise price of the option, less any required withholding taxes. All option holders must execute agreements otherwise terminating their options as of the effective time (the "Effective Time") of the Merger. Each outstanding restricted stock award subject to vesting will vest immediately prior to the Effective Time of the Merger, and the holder thereof will receive the Merger Consideration, less any required withholding taxes, with respect to each share of restricted stock held by such holder.

The Company may terminate the Merger Agreement if the Parent or Merger Sub breach any of their respective representations, warranties, covenants or agreements, provided that (x) the Company is not then in material breach of any of its representations, warranties and covenants in the Merger Agreement, (y) the breach by the Parent or Merger Sub is such that the conditions to the Company's obligations to close would not be satisfied and (z) such breach is incapable of being cured before the date on which all parties would have the right to terminate the Merger Agreement. If the Company terminates in such circumstances, the Parent must pay the Company a fee of $2,000,000 (the "Parent Termination Fee"). Payment of the Parent Termination Fee has been guaranteed by certain affiliates of the Parent. The Merger Agreement provides that receipt of the Parent Termination Fee will be the Company's exclusive remedy against the Parent, the Merger Sub or such guarantors for any loss incurred as a result of the failure of the Merger to be consummated or as a result of any breach of the Merger Agreement by the Parent or Merger Sub. The Company does not have the right to compel performance of the Merger Agreement pursuant to any right of specific performance.

The Company has made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding its operations prior to the Closing. The Closing is subject to the Parent's closing of the financing of the Company's residential properties as described in the Merger Agreement, the Company's obtaining the requisite vote of its stockholders approving the Merger Agreement and other customary conditions. In general, absent a breach, the failure of the Parent to secure its financing of the Company's residential properties will not entitle the Company to receive any fee from the Parent or its affiliates.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to Form 8-K dated June 13, 2008 as filed with the Securities and Exchange Commission.

On August 5, 2008, the Company filed the definitive proxy statement with the Securities and Exchange Commission on Form DEFM14A. The proxy statement, which has been mailed to stockholders, pertains to a special meeting of stockholders at which the stockholders will vote upon a proposal to adopt the merger agreement.

3. Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenue, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net income (loss) from continuing operations for each of the three and six month periods ended June 30, 2008 and 2007. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended June 30,
	2008	2007
Real estate revenue:
Residential	$1,930,000	$1,949,000
Commercial	393,000	403,000
Totals	$2,323,000	$2,352,000

Real estate operating expenses:
Residential	$1,297,000	$1,256,000
Commercial	175,000	160,000
Totals	$1,472,000	$1,416,000

Net operating income (“NOI”):
Residential	$633,000	$693,000
Commercial	218,000	243,000
Totals	$851,000	$936,000

Capital improvements:
Residential	$86,000	$82,000
Commercial	30,000	35,000
Totals	$116,000	$117,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$851,000	$936,000
Total other income (loss), including net investment income	(419,000)	145,000
Depreciation expense	(292,000)	(353,000)
General and administrative expense	(1,054,000)	(727,000)
Interest expense	(428,000)	(446,000)
Income tax benefit	476,000	229,000

Loss from continuing operations	$(866,000)	$(216,000)

	Six Months Ended June 30,
	2008	2007
Real estate revenue:
Residential	$3,811,000	$3,828,000
Commercial	763,000	804,000
Totals	$4,574,000	$4,632,000

Real estate operating expenses:
Residential	$2,575,000	$2,572,000
Commercial	329,000	334,000
Totals	$2,904,000	$2,906,000

Net operating income (“NOI”):
Residential	$1,236,000	$1,256,000
Commercial	434,000	470,000
Totals	$1,670,000	$1,726,000

Capital improvements:
Residential	$104,000	$109,000
Commercial	30,000	114,000
Totals	$134,000	$223,000

Reconciliation of NOI to consolidated net loss from continuing operations:
Segment NOI	$1,670,000	$1,726,000
Total other income (loss), including net investment income	(280,000)	273,000
Depreciation expense	(618,000)	(734,000)
General and administrative expense	(1,797,000)	(1,745,000)
Interest expense	(893,000)	(888,000)
Income tax benefit	739,000	592,000

Loss from continuing operations	$(1,179,000)	$(776,000)

4. Comprehensive Loss:

Comprehensive loss for the six months ended June 30, 2008 is as follows:

	Before Tax	Income Tax Benefit (Expense)	After Tax

Net loss	$(792,000)	$-	$(792,000)
Reclassification adjustment	553,000	(219,000)	334,000
Unrealized loss arising during period	(427,000)	169,000	(258,000)

Total comprehensive loss	$(666,000)	$(50,000)	$(716,000)

Comprehensive loss for three months ended June 30, 2008 is as follows:

	Before Tax	Income Tax Benefit (Expense)	After Tax

Net loss	$(488,000)	$-	$(488,000)
Reclassification adjustment	553,000	(219,000)	334,000
Unrealized loss arising during period	(427,000)	169,000	(258,000)

Total comprehensive loss	$(362,000)	$(50,000)	$(412,000)

Changes in the components of Accumulated Other Comprehensive Loss are attributable to a reclassification adjustment as a result of the sale of marketable equity securities during the quarter ended June 30, 2008 and unrealized gains on marketable equity securities as of June 30, 2008. For the six months ended June 30, 2008, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other Comprehensive Loss

BALANCE, December 31, 2007	$(76,000)
Unrealized loss for the six months ended June 30, 2008, net of taxes	(258,000)
Reclassification adjustment, net of taxes	334,000

BALANCE, June 30, 2008	$-

5. Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator-
Net loss – Basic and Diluted	$(488,000)	$(143,000)	$(792,000)	$(371,000)

Denominator-
Weighted average common shares outstanding – Basic	7,924,294	7,920,314	7,922,317	7,918,292
Incremental shares from assumed conversions of stock options	-	-	-	-
Weighted average common shares outstanding – Diluted	7,924,294	7,920,314	7,922,317	7,918,292

Basic loss per share:	$(0.06)	$(0.02)	$(0.10)	$(0.05)

Diluted loss per share:	$(0.06)	$(0.02)	$(0.10)	$(0.05)

For the three and six months ended June 30, 2008, 134,012 and 133,971 potentially dilutive securities have been excluded from the calculation of loss per share. For the three and six months ended June 30, 2007, no potentially dilutive securities have been included in the calculation of loss per share.

6. Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through June 30, 2008, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three and six months ended June 30, 2008.

7. Stock Option Plans:

No options were granted under the 2004 Director Plan or 2004 Incentive Plan during the three and six months ended June 30, 2008 or 2007.

A summary of option activity under the option plans as of June 30, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	135,000	$6.26	7.2	$-
Options granted	-	-	-	-

Options exercised	-	-	-	-
Options terminated and expired	-	-	-	-
Options outstanding at June 30, 2008	135,000	$6.26	6.6	$-

Options exercisable at June 30, 2008	90,250	$5.98	5.87	$-

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2008, and changes during the three and six months ended June 30, 2008, are presented below:
Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2008	34,467	$7.65

Shares Granted	-
Shares Vested	(9,834)	6.57
Shares Forfeited	(6,133)	6.30

Nonvested shares at June 30, 2008	18,500	$4.75

8. Income Taxes:

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

9. Other Matters:

See the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of a preliminary investigation.

The Company has incurred considerable expense in connection with its preliminary investigation, the steps it has taken to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $668,000 of such expenses was incurred to date and $12,000 and $507,000 of such expenses was incurred during the first six months of 2008 and 2007, respectively. During the three months ended June 30, 2008, the Company did not incur any expenses related to this matter while the Company incurred $83,000 of expenses during the three months ended, June 30, 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters.

10. Subsequent Event:

A complaint was filed on August 8, 2008 in the Chancery Court of New Jersey, General Equity, in Essex County, by Pennsylvania Avenue Funds as plaintiff individually and on behalf of the public stockholders of the Company in connection with the proposed merger of the Company with a wholly-owned subsidiary of NWJ Apartment Holdings Corp., an affiliate of NWJ Companies, Inc., a privately owned real estate development company. The Company, its directors, NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. are named as defendants. The complaint alleges, among other things, three causes of action: (i) breach of fiduciary duty by the directors as a result of their alleged failure to maximize shareholder value, (ii) breach of fiduciary duty by the directors as a result of their alleged failure to disclose to the Company’s stockholders all information material to the stockholder’s decision about the merger and (iii) aiding and abetting by the NWJ entities of the directors’ alleged breach of fiduciary duties. The complaint seeks, among other things, certification of the litigation as a class action, for plaintiff to be appointed class representative, preliminary and permanent injunctive relief against the proposed transaction, an accounting, costs, disbursements and attorneys’ fees and such other relief as the Court determines appropriate. The Company regards the complaint as completely without merit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three and six month period ended June 30, 2008 compared to the three and six month period ended June 30, 2007 and the Company’s consolidated financial condition as of June 30, 2008. It is presumed that readers have read or have access to Wilshire’s 2007 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter and six months ended June 30, 2008 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties relating to the closing of the proposed merger described herein, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2007.

Effects of Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our consolidated financial position, financial performance and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company does not have any derivative instruments or utilize any hedging activities and therefore, SFAS No. 161 is not applicable to the Company at this time.

In December 2007, the FASB issued SFAS No. 141-R, “Business Combinations” (“SFAS 141-R”). SFAS 141-R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized. The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption. The Company believes the adoption of SFAS 141-R will not have an effect on the Company’s consolidated financial position or results of operations as there are no current acquisitions being contemplated.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited. This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity. The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the consolidated income statement. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141-R. This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company believes the adoption of SFAS 160 will not have an effect on the Company’s consolidated financial position or results of operations.

Overview

Net loss for the three months ended June 30, 2008 was $488,000 or $0.06 per diluted share as compared to a net loss of $143,000 or $0.02 per diluted share for the three month period ended June 30, 2007. For the six months ended June 30, 2008 the Company recorded a net loss of $792,000 or $0.10 per diluted share as compared to a net loss of $371,000 or $0.05 per diluted share during the six months ended June 30, 2007. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the six months ended June 30, 2008 of approximately $61,000 from this sale.

In May 2008, the Company closed on the sale of its Tamarac Office Plaza, Florida, office complex for gross proceeds of $2 million. After payments of closing costs and providing for taxes, the Company realized a net gain during the three and six months ended June 30, 2008 of approximately $686,000 from this sale.

During the three and six months ended June 30, 2007, the Company sold the following real estate assets:

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

The following table presents the increases (decreases) in each major statement of operations category for the three and six months ended June 30, 2008 as compared to 2007, respectively. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Income Categories for the Periods:

	For the three months ended June 30, 2008 vs 2007		For the six months ended June 30, 2008 vs 2007
	Amount ($)%		Amount ($)%

Revenues	$(29,000)	-1.2%	$(58,000)	-1.3%
Costs and expenses:
Operating expenses	56,000	4.0%	(2,000)	-0.1%
Depreciation	(61,000)	-17.3%	(116,000)	-15.8%
General and administrative	327,000	45.0%	52,000	3.0%
Total costs and expenses	322,000		(66,000)
Loss from Operations	(351,000)		8,000
Other Income (Loss)
Dividend and interest income	(10,000)	-6.9%	3,000	1.1%
Loss on sale of marketable securities	(553,000)	-100.0%	(553,000)	-100.0%
Other income	(1,000)	-100.0%	(3,000)	-75.0%
Interest expense	18,000	-4.0%	(5,000)	0.6%
Loss before provision for taxes	(897,000)		(550,000)
Income tax benefit	(247,000)	107.9%	(147,000)	24.8%
Loss from continuing operations	(650,000)		(403,000)
Discontinued operations - real estate
Loss from operations	(11,000)	6.6%	83,000	-23.5%
Gain from sales	625,000	1024.6%	260,000	53.4%
Discontinued operations - oil & gas
Loss from operations	(309,000)	-172.6%	(361,000)	-133.2%
Gain from sale	-	-	-	-
Net loss	$(345,000)	241.3%	$(421,000)	113.5%
Basic loss per share:
Loss from continuing operations	$(0.08)	266.7%	$(0.05)	50.0%
Income from discontinued operations	0.04	400.0%	-	0.0%
Net loss applicable to common shareholders	$(0.04)	200.0%	$(0.05)	100.0%
Diluted loss per share:
Loss from continuing operations	$(0.08)	266.7%	$(0.05)	50.0%
Income from discontinued operations	0.04	400.0%	-	0.0%
Net loss applicable to common shareholders	$(0.04)	200.0%	$(0.05)	100.0%

Results of Operations

Three Months Ended June 30, 2008 as Compared with Three Months Ended June 30, 2007

Continuing Operations:

Loss from continuing operations amounted to $866,000 during the three months ended June 30, 2008 as compared to a loss from continuing operations of $216,000 during the three months ended June 30, 2007. Results per diluted share from continuing operations amounted to $(0.11) during the three months ended June 30, 2008 as compared to $(0.03) during the three months ended June 30, 2007. The 2008 period included the following charges to expense: an increase in general and administrative expense of $327,000, which primarily relates to professional fees incurred related to the proposed sale of the Company, as well as an increase in operating expenses of $56,000 partially offset by a decrease in depreciation expense of $61,000.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Total
Three months ended	Increase	Three months ended	Increase	Three months ended	Increase
June 30,	(Decrease)	June 30,	(Decrease)	June 30,	(Decrease)
2008	2007	$	%	2008	2007	$	%	2008	2007	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$1,930	$1,949	$(19)	(1.0)%	$393	$403	$(10)	(2.5)%	$2,323	$2,352	$(29)	(1.2)%

Operating expenses	1,297	1,256	41	3.3%	175	160	15	9.4%	1,472	1,416	56	4.0%

Net operating income	$633	$693	$(60)	(8.7)%	$218	$243	$(25)	(10.3)%	$851	$936	$(85)	(9.1)%

Reconciliation to consolidated loss from continuing operations:

	Three months ended June 30,
	2008	2007
Net operating income	$851	$936
Depreciation expense	(292)	(353)
General and administrative expense	(1,054)	(727)
Other income (loss)	(419)	145
Interest expense	(428)	(446)
Income tax benefit	476	229
Loss from continuing operations	$(866)	$(216)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During the three month period ended June 30, 2008, NOI decreased by $60,000 or 8.7% to $633,000 as compared to $693,000 during the same period in 2007. The decrease in NOI is a result of increased operating expenses of $41,000 or 3.3% and decreased revenues of $19,000 or 1.0%.

Revenues decreased $19,000 or 1.0% during the quarter ended June 30, 2008 to $1,930,000, compared to $1,949,000 during the quarter ended June 30, 2007. Operating expenses increased $41,000 or 3.3% to $1,297,000. The decrease in revenues was primarily attributable to the Company’s Arizona and Texas apartment complexes, which experienced a slight decrease in occupancy during part of the period. The increase in operating expenses was primarily attributable to the Company’s Arizona and Texas apartment complexes.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007, decreased $10,000 or 2.5% to $393,000 and operating expenses increased $15,000 or 9.4% to $175,000. The revenue decrease was primarily attributable to decreased rental revenue at both Tempe Corporate Center and Royal Mall (Arizona).

The increase in operating expenses is primarily attributable to increased costs at Tempe Corporate Center (Arizona).

Other Operating Expenses

Depreciation expense amounted to $292,000 during the three months ended June 30, 2008, a decrease of $61,000 from $353,000 during the three months ended June 30, 2007. The decrease in depreciation expense relates to the retirement of certain assets during the past year.

General and administrative expense increased $327,000, or 45%, to $1,054,000 during the three months ended June 30, 2008 as compared to $727,000 during the same period in 2007. The increase in general and administrative expense is primarily attributable to professional fees incurred related to the proposed sale of the Company.

Other income (loss) decreased from income of $145,000 in the 2007 quarter to a loss of $419,000 in the 2008 quarter, a decrease of $564,000. The decrease is primarily related to the $553,000 loss on the sale of the Company’s marketable securities in the second quarter of 2008.

Interest expense decreased to $428,000 during the three months ended June 30, 2008 as compared to $446,000 during the three months ended June 30, 2007. The decrease primarily relates to the reduction in the Company’s mortgage liability and the payoff of the mortgage on the Tamarac Office Plaza which was sold in May 2008.

The benefit for income taxes amounted to $476,000 and $229,000 during the three month period ended June 30, 2008 and 2007, respectively. The change in the benefit for income taxes is related to the level of loss from continuing operations during the 2008 quarter as compared to the 2007 quarter.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax income from discontinued operations for the three months ended June 30, 2008 amounted to $508,000 as compared to an after tax loss of $106,000 during the three months ended June 30, 2007. The income during the 2008 period reflects the loss from operations of $178,000 offset by the after-tax gain on the sale of the Tamarac Office Plaza in May 2008 in the amount of $686,000. The loss during the 2007 period is comprised of a loss from discontinued operations of $167,000 which was partially offset by a gain from the sale of a condominium unit at Jefferson Gardens for gross proceeds of $150,000 that resulted in an after tax gain of $61,000.

The loss from operating properties classified as discontinued operations increased by $11,000 to a loss of $178,000 during the quarter ended June 30, 2008 as compared to a loss of $167,000 during the same period in 2007.

Oil and Gas

During the quarter ended June 30, 2008, the Company recorded a loss from the wind down of its former oil and gas business, of $130,000 as compared to income of $179,000 during the same period in 2007. The net loss from the wind down of the oil and gas business during the quarter ended June 30, 2008 relates to professional fees and a foreign currency loss in the period. The net income from the wind down of the oil and gas business during the quarter ended June 30, 2007 relates to a foreign currency gain and interest income during the period.

Six Months Ended June 30, 2008 as Compared with Six Months Ended June 30, 2007

Continuing Operations:

Loss from continuing operations amounted to $1,179,000 during the six months ended June 30, 2008 as compared to a loss from continuing operations of $776,000 during the six months ended June 30, 2007. Results per diluted share from continuing operations amounted to $(0.15) during the six months ended June 30, 2008 as compared to $(0.10) during the six months ended June 30, 2007. The 2008 period included the following charges to expense: an increase in general and administrative expense of $52,000, which was offset by a decrease in depreciation expense of $116,000.

 Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate						Total
	Six months ended		Increase		Six months ended		Increase		Six months ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)		June 30,		(Decrease)
	2008	2007		$%	2008	2007		$%	2008	2007		$%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Total revenues	$3,811	$3,828	$(17)	(0.4)%	$763	$804	$(41)	(5.1)%	$4,574	$4,632	$(58)	(1.3)%

Operating expenses	2,575	2,572	3	0.1%	329	334	(5)	(1.5)%	2,904	2,906	(2)	(0.1)%

Net operating income	$1,236	$1,256	$(20)	(1.6)%	$434	$470	$(36)	(7.7)%	$1,670	$1,726	$(56)	(3.2)%

Reconciliation to consolidated loss from continuing operations:

	Six months ended June 30,
	2008	2007
Net operating income	$1,670	$1,726
Depreciation expense	(618)	(734)
General and administrative expense	(1,797)	(1,745)
Other income (loss)	(280)	273
Interest expense	(893)	(888)
Income tax benefit	739	592
Loss from continuing operations	$(1,179)	$(776)

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

Residential Segment

Revenues from the residential segment decreased $17,000 or 0.4% to $3,811,000 during the six months ended June 30, 2008 as compared to $3,828,000 during the same period in 2007. In addition, operating expenses increased $3,000 or 0.1% to $2,575,000 during the six months ended June 30, 2008 as compared to the six month period ended June 30, 2007. The slight decrease in revenues was primarily attributable to decreased rental revenues at the Arizona properties of $63,000, which was partially offset by an increase in rental revenues at the Company’s Texas and New Jersey locations of $46,000.

Commercial Segment

Commercial segment revenues decreased $41,000 or 5.1% for the six months ended June 30, 2008 to $763,000 as compared to $804,000 for the six months ended June 30, 2007. Operating expenses decreased $5,000 or 1.5% to $329,000 for the six months ended June 30, 2008 as compared to $334,000 for the same period in 2007. The revenue decrease was primarily attributable to decreases in revenue at both Tempe Corporate Center and Royal Mall (Arizona).

Other Operating Expenses

Depreciation expense amounted to $618,000 during the six months ended June 30, 2008, a decrease of $116,000 or 15.8% from $734,000 during the six months ended June 30, 2007. The decrease in depreciation expense primarily relates to the retirement of certain assets during the past year.

General and administrative expense increased $52,000, or 3.0%, to $1,797,000 during the six month period ended June 30, 2008 as compared to $1,745,000 during the same period in 2007. The increase is primarily related to professional fees incurred related to the proposed sale of the Company which was partially offset by the absence of costs associated with the preliminary investigation described in Note 9 of the Condensed Consolidated Financial Statements and the Company’s Form 10-K for the year ended December 31, 2007.

Other income (loss) decreased from income of $273,000 during the six months ended June 30, 2007 to a loss of $280,000 during the six months ended June 30, 2008, a decrease of $553,000. The decrease is primarily related to the $515,000 loss on the sale of the Company’s marketable securities in the 2008 period.

Interest expense increased to $893,000 during six months ended June 30, 2008 as compared to $888,000 during the six months ended June 30, 2007. The increase primarily relates to the amortization of deferred mortgage costs included in interest expense which was partially offset by the reduction in the Company’s mortgage liability and the payoff of the mortgage on the Tamarac Office Plaza which was sold in May 2008.

The benefit for income taxes increased to $739,000 during the six months ended June 30, 2008 as compared to $592,000 during the six months ended June 30, 2007. The change in the benefit for income taxes is related to the level of loss from continuing operations during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 quarter.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $477,000 for the six months ended June 30, 2008 as compared to after tax income of $134,000 for the same period in 2007. The income during the 2008 period reflects the sales of one condominium unit at Jefferson Gardens in January 2008 for an after-tax gain of approximately $61,000 and the sale of the Tamarac Office Plaza in May 2008 for an after-tax gain of approximately $686,000. The income in the 2007 period reflects the sale of three condominium units at Jefferson Gardens and the sale of the Lake Hopatcong land resulting in gross proceeds of $1.3 million and after tax gain of $487,000.

The loss from operating properties classified as discontinued operations decreased to a loss of $270,000 during the six months ended June 30, 2008 as compared to a loss of $353,000 during the six month period ended June 30, 2007.

Oil and Gas

During the six months ended June 30, 2008, the Company recorded a loss from the wind down of its former oil and gas business, of $90,000 as compared to income of $271,000 during the six months ended June 30, 2007. The net loss from the wind down of the oil and gas business during the six months ended June 30, 2008 relates to professional fees and a foreign currency loss in the period. The net income from the wind down of the oil and gas business during the six months ended June 30, 2007 relates to a foreign currency gain and interest income during the period.

Liquidity and Capital Resources

At June 30, 2008, the Company had working capital, including restricted cash, of $10.5 million, compared to working capital of $14.7 million at December 31, 2007. The decline in working capital during the period is directly attributable to the inclusion of $3.9 million of long-term mortgage debt which has been reclassified to current debt as such amount is due in June 2009.

The Company has $13.9 million of cash and cash equivalents, restricted cash and short-term marketable debt and equity securities at June 30, 2008. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including $3.0 million of auction rate debt securities and money market funds. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

Regarding the investments in short-term marketable debt securities, the Company invests its available funds in high quality investments that are consistent with the Company’s investment policy which includes the following objectives: a) to maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) to preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) to maximize income consistent with the Company’s liquidity and risk tolerance. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers. As it relates to the Company's investment in marketable equity securities, the Company had invested in a publicly traded real estate company. In June 2008, the Company sold its investment of marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million. As a result of this sale, the Company recognized a loss from the sale of securities of $188,000. The Company generally does not invest in marketable equity securities.

The Company holds investments in certain marketable equity securities and short-term marketable debt instruments, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of June 30, 2008, the Company held $3.0 million of auction rate securities, classified as available-for-sale. These securities were then and are currently valued at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second quarter of 2008, the Company sold $1.2 million of its ARS at par value through a successful redemption. In addition, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million. As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities. The sale of the ARS in a private transaction is considered a one-time transaction by the Company which was directly related to the proposed merger of the Company. If the Company did not sell these ARS in a private transaction, the Company would not have recorded an unrealized loss as such securities would have been recorded at par similar to the remaining ARS which the Company currently holds. During the third quarter of 2008, the Company sold $250,000 of its ARS at par value through a successful redemption. The securities not sold in recent redemptions in the amount of $2.8 million are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Although such loss of liquidity will most likely be short-term in nature as a secondary market for the securities emerges or successful auctions resume, the Company cannot be certain that liquidity will be restored in the foreseeable future. The Company may not be able to access cash by selling these securities for which there is insufficient demand without a loss of principal until a future auction for these investments is successful, a secondary market emerges, they are redeemed by their issuer or they mature. However, based on discussions with its investment advisors, the Company expects that liquidity for its ARS investments could be realized through the emergence of secondary markets within the next 3-12 months particularly considering the relatively high default interest rates, high credit ratings and the backing of the Federal Family Education Loan Program and/or the underlying assets collateralizing these investments. However, in the event we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

On June 13, 2008, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), among the Company, NWJ Apartment Holdings Corp. ("Parent") and NWJ Acquisition Corp., a wholly-owned subsidiary of Parent ("Merger Sub"). Both Parent and Merger Sub are affiliates of NWJ Companies, Inc. ("NWJ"), a privately owned real estate development company based in New York, New York.

Pursuant to the terms of the Merger Agreement, Merger Sub will merge (the "Merger") with and into the Company upon the satisfaction or waiver of the conditions to closing of the Merger (the "Closing"), with the Company as the surviving corporation in the Merger. In the Merger, each outstanding share of the Company's common stock (the "Common Stock"), other than shares as to which dissenters rights are properly exercised, will be converted into the right to receive a purchase price of $3.88 per share in cash, without interest (the "Merger Consideration"), less required withholding taxes. Upon consummation of the Merger, the Company will become a wholly-owned subsidiary of Parent.

The Merger Agreement also provides that holders of each outstanding option to acquire a share of Common Stock will receive an amount in cash equal to the excess, if any, of the Merger Consideration over the per share exercise price of the option, less any required withholding taxes. All option holders must execute agreements otherwise terminating their options as of the effective time (the "Effective Time") of the Merger. Each outstanding restricted stock award subject to vesting will vest immediately prior to the Effective Time of the Merger, and the holder thereof will receive the Merger Consideration, less any required withholding taxes, with respect to each share of restricted stock held by such holder.

The Company may terminate the Merger Agreement if the Parent or Merger Sub breach any of their respective representations, warranties, covenants or agreements, provided that (x) the Company is not then in material breach of any of its representations, warranties and covenants in the Merger Agreement, (y) the breach by the Parent or Merger Sub is such that the conditions to the Company's obligations to close would not be satisfied and (z) such breach is incapable of being cured before the date on which all parties would have the right to terminate the Merger Agreement. If the Company terminates in such circumstances, the Parent must pay the Company a fee of $2,000,000 (the "Parent Termination Fee"). Payment of the Parent Termination Fee has been guaranteed by certain affiliates of the Parent. The Merger Agreement provides that receipt of the Parent Termination Fee will be the Company's exclusive remedy against the Parent, the Merger Sub or such guarantors for any loss incurred as a result of the failure of the Merger to be consummated or as a result of any breach of the Merger Agreement by the Parent or Merger Sub. The Company does not have the right to compel performance of the Merger Agreement pursuant to any right of specific performance.

The Company has made customary representations and warranties in the Merger Agreement and agreed to customary covenants, including covenants regarding its operations prior to the Closing. The Closing is subject to the Parent's closing of the financing of the Company's residential properties as described in the Merger Agreement, the Company's obtaining the requisite vote of its stockholders approving the Merger Agreement and other customary conditions. In general, absent a breach, the failure of the Parent to secure its financing of the Company's residential properties will not entitle the Company to receive any fee from the Parent or its affiliates.

Net cash used in operating activities amounted to $1,110,000 and $786,000 during the six month periods ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, the use of cash resulted from a net loss of $792,000, the effect of the sale and depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the six months ended June 30, 2007, the use of cash resulted from a net loss of $371,000, the effect of the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $6,456,000 for the six month period ended June 30, 2008 while net cash used in investing activities amounted to $2,827,000 during the six month period ended June 30, 2007. The cash provided by investing activities during the six months ended June 30, 2008 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $5,892,000, proceeds from the sale of real estate properties of $2,026,000 which was partially offset by capital expenditures on real estate properties of $141,000 and an increase in restricted cash of $1,321,000. The increase in restricted cash related to the sale of the Tamarac Office Plaza which the Company anticipated would be a Section 1031 tax free exchange pursuant to the Internal Revenue Code. At June 30, 2008 the Company was within its 45 day period to identify a property, as such the proceeds from the sale were classified as restricted. Since a like-kind property, was not identified within the prescribed period, such proceeds will be released from restricted cash during the third quarter 2008. The cash used in investing activities during the six months ended June 30, 2007 primarily relates to an increase in short-term marketable securities of $3,650,000, capital expenditures on real estate properties of $503,000, an increase in restricted cash of $13,000 which was partially offset by the proceeds from the sale of real estate properties of $1,339,000.

Net cash used in financing activities amounted to $857,000 and $385,000 during the six month periods ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, the use of cash primarily reflects the repayment of long-term debt due to the normal amortization of long-term debt from monthly debt service payments and the payoff of the debt related to the Tamarac Office Plaza in May 2008 in the amount of $566,000. During the six months ended June 30, 2007, the use of cash reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments in the amount of $418,000 which was partially offset by the proceeds received from the exercise of stock options in the amount of $33,000.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At June 30, 2008, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

Item 3. Qualitative and Quantitative Disclosure About Market Risk

The Company had an investment in the common stock of one publicly traded real estate company in the United States in which the Company had exposure to the risk of market value fluctuation. Such investment was sold in June 2008. The Company accounted for this investment as securities that were available for sale and marked them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. The Company also evaluated its investment to determine if it has suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At June 30, 2008 and 2007, in the opinion of management, there has been no other than temporary decline in value in the Company’s holdings of equity securities.

At June 30, 2008, we held $3.0 million of ARS which were valued at par. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto. Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second quarter of 2008, the Company sold $1.2 million of its ARS at par value through a successful redemption. In addition, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million. As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities. The sale of the ARS in a private transaction is considered a one-time transaction by the Company which was directly related to the proposed merger of the Company. If the Company did not sell these ARS in a private transaction, the Company would not have recorded an unrealized loss as such securities would have been recorded at par similar to the remaining ARS which the Company currently holds. During the third quarter of 2008, the Company sold $250,000 of its ARS at par value through a successful redemption. The securities not sold in recent redemptions in the amount of $2.8 million are currently not liquid and the interest rates have been reset to predetermined rates per the terms of the investments. Although insufficient demand for certain ARS may continue, we expect, based on discussions with our investment advisors, that liquidity for our securities might possibly be realized through the emergence of secondary markets in the near term, particularly considering the relatively high default interest rates, high credit ratings and the backing of the Federal Family Education Loan Program and/or the underlying assets collateralizing these investments. However, in the event we are unable to sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

Even if secondary markets do emerge, we might experience temporary losses of principal if such securities are marketed at a discount or realize a loss if it becomes necessary to sell these investments at such a discount. In addition, should the credit ratings of our ARS be downgraded, we might incur a value impairment and potential problems liquidating such investment.

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008 the Company began repatriating its cash held in its Canadian subsidiary as it was determine no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta. At June 30, 2008 the Company maintained a cash balance in its Canadian subsidiary of approximately $36,000. It is intended the remaining assets, net of liabilities, of its Canadian subsidiary will be repatriated during the remainder of 2008. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of June 30, 2008 and December 31, 2007 consists of the following –

	2008	2007
Mortgage notes payable	$28,094,000	$28,938,000
Less-current portion (1)	4,395,000	518,000
Long-term portion (2)	$23,699,000	$28,420,000

(1)	Includes mortgage debt associated with discontinued operations of $0 in 2008 and $15,000 in 2007.
(2)	Includes mortgage debt associated with discontinued operations of $0 in 2008 and $559,000 in 2007.

The aggregate maturities of the long-term debt in each of the five years subsequent to June 30, 2008 and thereafter are –

Year Ended	Amount
June 30, 2009	$4,395,000
June 30, 2010	499,000
June 30, 2011	528,000
June 30, 2012	555,000
June 30, 2013	591,000
Thereafter	21,526,000
$28,094,000

At June 30, 2008, the Company had $28,094,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.0% and an average remaining life of approximately 6.8 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2009	$3,870,000
2010	239,000
2013	23,511,000
$27,620,000

If the proposed merger described herein does not close, Wilshire expects to re-finance the individual mortgages with new mortgages when their terms expire. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt and note obligations. If interest rates, at the time any individual debt instrument is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt or notes being retired.

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

Item 4T. Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007 and continue to be effective as of the date of this report.

(b)   Changes in internal controls over financial reporting.  Management has determined that, as of June 30, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Other Matters

A complaint was filed on August 8, 2008 in the Chancery Court of New Jersey, General Equity, in Essex County, by Pennsylvania Avenue Funds as plaintiff individually and on behalf of the public stockholders of Wilshire Enterprises, Inc. ("Wilshire" or the "Company") in connection with the proposed merger of the Company with a wholly-owned subsidiary of NWJ Apartment Holdings Corp., an affiliate of NWJ Companies, Inc., a privately owned real estate development company. The Company, its directors, NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. are named as defendants. The complaint alleges, among other things, three causes of action: (i) breach of fiduciary duty by the directors as a result of their alleged failure to maximize shareholder value, (ii) breach of fiduciary duty by the directors as a result of their alleged failure to disclose to the Company’s stockholders all information material to the stockholder’s decision about the merger and (iii) aiding and abetting by the NWJ entities of the directors’ alleged breach of fiduciary duties. The complaint seeks, among other things, certification of the litigation as a class action, for plaintiff to be appointed class representative, preliminary and permanent injunctive relief against the proposed transaction, an accounting, costs, disbursements and attorneys’ fees and such other relief as the Court determines appropriate. The Company regards the complaint as completely without merit.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of a preliminary investigation.

The Company has incurred considerable expense in connection with its preliminary investigation, the steps it has taken to cooperate with governmental authorities, the advancement of amounts subject to indemnification claims and certain related matters. Approximately $668,000 of such expenses was incurred to date and $12,000 and $507,000 of such expenses was incurred during the first six months of 2008 and 2007, respectively. During the three months ended June 30, 2008, the Company did not incur any expenses related to this matter while the Company incurred $83,000 of expenses during the three months ended June 30, 2007. The Company is unable to predict the aggregate amount of expenses that it will incur in resolving these matters.

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

WILSHIRE ENTERPRISES, INC. (registrant)

Date: August 14, 2008		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
	By:	Francis J. Elenio
Chief Financial Officer