Form 10-Q
period 2008-09-30
WILSHIRE ENTERPRISES INC
filed 2008-11-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 2008                         Commission file number 1-4673

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

Yes ☐  N o ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2008.

Common Stock $1 Par Value ----- 7,926,248

WILSHIRE ENTERPRISES, INC.
INDEX

Page No.

Part I -Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
September 30, 2008 (Unaudited) and December 31, 2007	3

Unaudited Condensed Consolidated Statements of Operations -
Three months ended September 30, 2008 and 2007	4

Unaudited Condensed Consolidated Statements of Operations -
Nine months ended September 30, 2008 and 2007	5

Unaudited Condensed Consolidated Statements of Cash Flows -	6
Nine months ended September 30, 2008 and 2007

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	17

3. Quantitative and Qualitative Disclosure About Market Risk	26

4T. Controls and Procedures	27

Part II - Other Information	28

Item 1. Legal Proceedings	28

6. Exhibits	29

PART I  - FINANCIAL INFORMATION
Item 1.  Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$10,427,000	$4,843,000
Restricted cash	212,000	257,000
Marketable debt securities, available-for-sale, at fair value	2,750,000	7,925,000
Marketable equity securities, available-for-sale, at fair value	-	1,432,000
Accounts receivable, net	181,000	201,000
Prepaid income taxes and income taxes receivable	2,375,000	1,650,000
Deferred income taxes	-	26,000
Prepaid expenses and other current assets	1,477,000	1,431,000
Total current assets	17,422,000	17,765,000
Noncurrent assets:
Property and equipment:
Real estate properties	38,802,000	38,632,000
Real estate properties - held for sale	4,682,000	5,947,000
	43,484,000	44,579,000
Less:
Accumulated depreciation and amortization	17,007,000	16,104,000
Accumulated depreciation and amortization – property held for sale	383,000	856,000
	26,094,000	27,619,000
Total assets	$43,516,000	$45,384,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,387,000	$503,000
Accounts payable	1,442,000	1,528,000
Income taxes payable	89,000	81,000
Accrued liabilities	774,000	556,000
Deferred income	89,000	147,000
Current liabilities associated with discontinued operations	215,000	292,000
Total current liabilities	6,996,000	3,107,000
Noncurrent liabilities:
Long-term debt, less current portion	23,588,000	27,861,000
Deferred income taxes	608,000	595,000
Deferred income	103,000	112,000
Noncurrent liabilities associated with discontinued operations	-	573,000
Total liabilities	31,295,000	32,248,000

Commitments and contingencies

Stockholders' equity:

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares at September 30, 2008 and December 31, 2007	10,014,000	10,014,000
Capital in excess of par value	9,281,000	9,202,000
Treasury stock, 2,087,296 shares at September 30, 2008 and December 31, 2007, at cost	(9,867,000)	(9,885,000)
Retained earnings	2,793,000	3,881,000
Accumulated other comprehensive loss	-	(76,000)
Total stockholders’ equity	12,221,000	13,136,000
Total liabilities and stockholders' equity	$43,516,000	$45,384,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2008 and 2007

	2008		2007
Revenues		$2,334,000	$2,412,000

Costs and Expenses
Operating expenses		1,469,000	1,435,000
Depreciation and amortization expense		284,000	364,000
General and administrative		1,051,000	892,000
Total costs and expenses		2,804,000	2,691,000

Loss from Operations		(470,000)	(279,000)

Other Income (Loss)
Dividend and interest income		80,000	137,000
Other income		—	48,000

Interest Expense		(443,000)	(447,000)

Loss before provision for income taxes		(833,000)	(541,000)
.
Income Tax Benefit		(380,000)	(175,000)

Loss from Continuing Operations		(453,000)	(366,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations		(120,000)	(168,000)
Gain from sales		—	123,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income from operations		277,000	205,000

Net loss	$	(296,000)	$(206,000)

Basic net loss per share:
Loss from continuing operations		$(0.06)	$(0.05)
Income (loss) from discontinued operations -
Real estate - loss from operations		(0.02)	(0.02)
Real estate - gain on sales		—	0.02
Oil and gas - income from operations		0.04	0.02
Net loss applicable to common stockholders		$(0.04)	$(0.03)

Diluted net loss per share:
Loss from continuing operations		$(0.06)	$(0.05)
Income (loss) from discontinued operations -
Real estate - loss from operations		(0.02)	(0.02)
Real estate - gain on sales		—	0.02
Oil and gas - income from operations		0.04	0.02
Net loss applicable to common stockholders		$(0.04)	$(0.03)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended September 30, 2008 and 2007

	2008		2007
Revenues		$6,908,000	$7,044,000

Costs and Expenses
Operating expenses		4,373,000	4,341,000
Depreciation and amortization expense		902,000	1,098,000
General and administrative		2,848,000	2,637,000
Total costs and expenses		8,123,000	8,076,000

Loss from Operations		(1,215,000)	(1,032,000)

Other Income (Loss)
Dividend and interest income		352,000	406,000
Loss on sale of marketable securities		(553,000)	—
Other income		1,000	52,000

Interest Expense		(1,336,000)	(1,335,000)

Loss before provision for income taxes		(2,751,000)	(1,909,000)
.
Income Tax Benefit		(1,119,000)	(767,000)

Loss from Continuing Operations		(1,632,000)	(1,142,000)

Discontinued Operations - Real Estate, Net of Taxes
Loss from operations		(390,000)	(521,000)
Gain from sales		747,000	610,000

Discontinued Operations - Oil & Gas, Net of Taxes
Income from operations		187,000	476,000

Net loss	$	(1,088,000)	$(577,000)

Basic net loss per share:
Loss from continuing operations		$(0.21)	$(0.14)
Income (loss) from discontinued operations -
Real estate - loss from operations		(0.04)	(0.07)
Real estate - gain on sales		0.09	0.08
Oil and gas - income from operations		0.02	0.06
Net loss applicable to common stockholders		$(0.14)	$(0.07)

Diluted net loss per share:
Loss from continuing operations		$(0.21)	$(0.14)
Income (loss) from discontinued operations -
Real estate - loss from operations		(0.04)	(0.07)
Real estate - gain on sales		0.09	0.08
Oil and gas - income from operations		0.02	0.06
Net loss applicable to common stockholders		$(0.14)	$(0.07)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,088,000)	$(577,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	902,000	1,098,000
Stock-based compensation expense	79,000	170,000
Deferred income taxes	39,000	28,000
Decrease in deferred income	(67,000)	(31,000)
Loss on sales of marketable securities	553,000	-
Gain on sales of real estate assets	(1,244,000)	(1,023,000)
Other expense - non-controlling interest of joint venture partner	-	1,000
Changes in operating assets and liabilities -
Decrease in accounts receivable	20,000	46,000
Increase in prepaid income taxes and income taxes receivable	(725,000)	(386,000)
(Increase) decrease in prepaid expenses and other current assets	(46,000)	341,000
Increase (decrease) in accounts payable, accrued liabilities and income taxes payable	83,000	(227,000)
Net cash used in operating activities	(1,494,000)	(560,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(177,000)	(606,000)
Proceeds from sales and redemptions of marketable securities	6,142,000	-
Proceeds from sales of real estate	2,044,000	1,524,000
Increase in marketable securities	-	(3,650,000)
Decrease (increase) in restricted cash	45,000	(286,000)
Net cash provided by (used in) investing activities	8,054,000	(3,018,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(976,000)	(543,000)
Non-controlling interest of joint venture partner	-	2,000
Proceeds from the exercise of stock options	-	33,000
Net cash used in financing activities	(976,000)	(508,000)

Net increase (decrease) in cash and cash equivalents	5,584,000	(4,086,000)
CASH AND CASH EQUIVALENTS, beginning of period	4,843,000	9,602,000
CASH AND CASH EQUIVALENTS, end of period	$10,427,000	$5,516,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$1,319,000	$1,385,000
Income taxes, net	$4,500	$12,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2008

1.       Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. “registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our” believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008 or any other subsequent period.

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

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the nine months ended September 30, 2008 of approximately $61,000 from this sale.

In May 2008, the Company closed on the sale of its Tamarac Office Plaza, Florida, office complex for gross proceeds of $2 million. After payments of closing costs and providing for taxes, the Company realized a net gain during the nine months ended September 30, 2008 of approximately $686,000 from this sale.

During the three and nine months ended September 30, 2007, the Company sold the following properties that had been classified as discontinued operations.

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

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $123,000 and $610,000 during the three and nine months ended September 30, 2007, respectively. A portion of the taxes payable was deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company purchased a replacement property.

Marketable equity securities:

The Company holds investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of September 30, 2008, the Company held $2.8 million of auction rate securities, classified as available-for-sale. These securities were then and are currently valued at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second and third quarters of 2008, the Company sold $1.2 million and $250,000, respectively, of its ARS at par value through successful redemptions. In addition, during the second quarter of 2008, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million. As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities. The sale of the ARS in a private transaction is considered a one-time transaction by the Company. If the Company did not sell these ARS in a private transaction, the Company would not have recorded an unrealized loss as such securities would have been recorded at par similar to the remaining ARS which the Company currently holds. The Company has been notified by its investment advisor as a result of recent settlements between government entities and our investment advisor that effective December 15, 2008 the Company can submit for redemption the ARS it currently holds and that such securities can be redeemed by the investment advisor on the next scheduled redemption date after December 15, 2008. However, in the event we are unable to sell the investments through the investment advisor after December 15, 2008 or sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

During June 2008, the Company sold its investment of marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million. As a result of this sale, the Company recognized a loss from the sale of securities of $188,000.

The Company periodically reviews available-for-sale securities for impairment that is other than temporary. At September 30, 2008 and December 31, 2007, no write down was required to record other than temporary impairment of securities.

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

Following are the major categories of assets measured at fair value on a recurring basis during the nine months ended September 30, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash	$10,639,000	$-	$-	$10,639,000
Marketable debt securities	-	2,750,000	-	2,750,000
	$10,639,000	$2,750,000	$-	$13,389,000

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

Accounting for Stock-Based Compensation:

The Company adopted the provisions of SFAS 123(R) effective January 1, 2006 and recorded charges of $23,000 and $28,000 during the three month periods ended September 30, 2008 and 2007, respectively, and $67,000 and $76,000 during the nine month periods ended September 30, 2008 and 2007, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings per share was $0.00 for both the three months ended September 30, 2008 and 2007 and $0.01 for both the nine months ended September 30, 2008 and 2007.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes model incorporates the following assumptions:

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

As of September 30, 2008, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $132,000, which will be recognized over a remaining average period of 1.9 years.

2.       Proposed Merger:

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among the Company, NWJ Apartment Holdings Corp. ("Parent") and NWJ Acquisition Corp., a wholly-owned subsidiary of Parent ("Merger Sub"). Both Parent and Merger Sub are affiliates of NWJ Companies, Inc. ("NWJ"), a privately owned real estate development company based in New York, New York. The merger agreement provides that at the closing of the merger, Merger Sub will merge with and into the Company, and each outstanding share of the Company's common stock will be converted into the right to receive $3.88 per share in cash, without interest. On September 17, 2008, a special meeting of stockholders was held at which the Company’s stockholders approved the proposal to adopt the merger agreement.

The Company has been informed by the Parent that unless there is a significant improvement in the current economic and lending environment in the United States, the Parent will not be able to secure the financing of the Company's residential properties required to close the merger with the Company. If the merger is not consummated by December 13, 2008 as a result of the failure to obtain such financing, either party may terminate the merger agreement without liability to the other, provided that the terminating party has not breached the merger agreement in a manner that caused the merger not to close by December 13, 2008. Under the terms of the merger agreement, the Parent is obligated to use its commercially reasonable best efforts to arrange the financing of the Company's residential properties unless and until the merger agreement is terminated.

3.       Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenues, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net income (loss) from continuing operations for each of the three and nine month periods ended September 30, 2008 and 2007. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended September 30,
	2008	2007
Real estate revenues:
Residential	$2,004,000	$1,969,000
Commercial	330,000	443,000
Totals	$2,334,000	$2,412,000

Real estate operating expenses:
Residential	$1,279,000	$1,252,000
Commercial	190,000	183,000
Totals	$1,469,000	$1,435,000

Net operating income (“NOI”):
Residential	$725,000	$717,000
Commercial	140,000	260,000
Totals	$865,000	$977,000

Capital improvements:
Residential	$18,000	$46,000
Commercial	25,000	57,000
Totals	$43,000	$103,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$865,000	$977,000
Total other income, including net investment income	80,000	185,000
Depreciation expense	(284,000)	(364,000)
General and administrative expense	(1,051,000)	(892,000)
Interest expense	(443,000)	(447,000)
Income tax benefit	380,000	175,000

Consolidated loss from continuing operations	$(453,000)	$(366,000)

	Nine Months Ended September 30,
	2008	2007
Real estate revenues:
Residential	$5,815,000	$5,797,000
Commercial	1,093,000	1,247,000
Totals	$6,908,000	$7,044,000

Real estate operating expenses:
Residential	$3,854,000	$3,824,000
Commercial	519,000	517,000
Totals	$4,373,000	$4,341,000

Net operating income (“NOI”):
Residential	$1,961,000	$1,973,000
Commercial	574,000	730,000
Totals	$2,535,000	$2,703,000

Capital improvements:
Residential	$122,000	$270,000
Commercial	55,000	336,000
Totals	$177,000	$606,000

Reconciliation of NOI to consolidated loss from
continuing operations:
Segment NOI	$2,535,000	$2,703,000
Total other (loss) income, including net investment income	(200,000)	458,000
Depreciation expense	(902,000)	(1,098,000)
General and administrative expense	(2,848,000)	(2,637,000)
Interest expense	(1,336,000)	(1,335,000)
Income tax benefit	1,119,000	767,000

Consolidated loss from continuing operations	$(1,632,000)	$(1,142,000)

4.       Comprehensive Loss:

During the three months ended September 30, 2008, the Company’s net loss of $296,000 would also be the Comprehensive loss for the period. Comprehensive loss for the nine months ended September 30, 2008 is as follows:

	Before Tax	Income Tax Benefit (Expense)	After Tax

Net loss	$(1,088,000)	$-	$(1,088,000)
Reclassification adjustment	553,000	(219,000)	334,000
Unrealized loss arising during period	(427,000)	169,000	(258,000)

Total comprehensive loss	$(962,000)	$(50,000)	$(1,012,000)

Changes in the components of Accumulated Other Comprehensive Loss are attributable to a reclassification adjustment as a result of the sale of marketable equity securities during the second quarter 2008 and unrealized gains on marketable equity securities as of September 30, 2008. For the nine months ended September 30, 2008, the changes in Accumulated Other Comprehensive Income (Loss) are as follows:

Accumulated Other Comprehensive Loss

BALANCE, December 31, 2007	$(76,000)
Unrealized loss for the nine months ended September 30, 2008, net of taxes	(258,000)
Reclassification adjustment, net of taxes	334,000

BALANCE, September 30, 2008	$-

5.       Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator-
Net loss – basic and diluted	$(296,000)	$(206,000)	$(1,088,000)	$(577,000)

Denominator-
Weighted average common shares outstanding – basic	7,926,248	7,926,248	7,923,642	7,920,973
Incremental shares from assumed conversions of stock options	-	-	-	-
Weighted average common shares outstanding – diluted	7,926,248	7,926,248	7,923,642	7,920,973

Basic net loss per share:	$(0.04)	$(0.03)	$(0.14)	$(0.07)

Diluted net loss per share:	$(0.04)	$(0.03)	$(0.14)	$(0.07)

For the three and nine months ended September 30, 2008, 96,003 and 117,049 of potentially dilutive securities have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented. For the three and nine months ended September 30, 2007, 63,250 of potentially dilutive securities have been excluded in the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.

6.       Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through September 30, 2008, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three and nine months ended September 30, 2008.

7.       Stock Option Plans:

No options were granted under the 2004 Director Plan or 2004 Incentive Plan during the three and nine months ended September 30, 2008 or 2007.

A summary of option activity under the option plans as of September 30, 2008, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2008	135,000	$6.26	7.2	$-
Options granted	-	-	-	-

Options exercised	-	-	-	-
Options terminated and expired	5,000	6.00	-	-
Options outstanding at September 30, 2008	130,000	$6.27	6.7	$-

Options exercisable at September 30, 2008	91,500	$5.95	6.2	$-

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2008	34,467	$7.65

Shares Granted	6,133	3.05
Shares Vested	(26,167)	5.25
Shares Forfeited	(6,133)	6.30

Nonvested shares at September 30, 2008	8,300	$3.98

8.       Income Taxes:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of SFAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in tax positions recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of the tax position taken or expected to be taken in a tax return. The Company adopted FIN 48 effective January 1, 2007. The adoption of FIN 48 did not have any impact on the accompanying condensed consolidated financial statements.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2005, 2006 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

9.       Other Matters:

A complaint was filed on August 8, 2008 in the Chancery Court of New Jersey, General Equity, in Essex County, by Pennsylvania Avenue Funds as plaintiff individually and on behalf of the public stockholders of Company in connection with the proposed merger of the Company with a wholly-owned subsidiary of NWJ Apartment Holdings Corp., an affiliate of NWJ Companies, Inc., a privately owned real estate development company. The Company, its directors, NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. are named as defendants. The complaint alleges, among other things, three causes of action: (i) breach of fiduciary duty by the directors as a result of their alleged failure to maximize shareholder value, (ii) breach of fiduciary duty by the directors as a result of their alleged failure to disclose to the Company’s stockholders all information material to the stockholder’s decision about the merger and (iii) aiding and abetting by the NWJ entities of the directors’ alleged breach of fiduciary duties. The complaint seeks, among other things, certification of the litigation as a class action, for plaintiff to be appointed class representative, preliminary and permanent injunctive relief against the proposed transaction, an accounting, costs, disbursements and attorneys’ fees and such other relief as the Court determines appropriate. The Company regards the complaint as completely without merit.

See the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for a description of a preliminary investigation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three and nine month period ended September 30, 2008 compared to the three and nine month period ended September 30, 2007 and the Company’s consolidated financial condition as of September 30, 2008. It is presumed that readers have read or have access to Wilshire’s 2007 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter and nine months ended September 30, 2008 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including uncertainties relating to the closing of the proposed merger described herein, environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, as amended for the year ended December 31, 2007.

Effects of Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with Generally Accepted Accounting Principles (“GAAP”). The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial position

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” , which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our consolidated financial position, financial performance and cash flows. SFAS No. 161 is effective beginning January 1, 2009. The Company does not have any derivative instruments or utilize any hedging activities and therefore, SFAS No. 161 is not applicable to the Company at this time.

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

Overview

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among the Company, NWJ Apartment Holdings Corp. (the "Parent") and NWJ Acquisition Corp., a wholly-owned subsidiary of the Parent ("Merger Sub"). Both the Parent and Merger Sub are affiliates of NWJ Companies, Inc. ("NWJ"), a privately owned real estate development company based in New York, New York. The merger agreement provides that at the closing of the merger, the Merger Sub will merge with and into the Company, and each outstanding share of the Company's common stock will be converted into the right to receive $3.88 per share in cash, without interest. On September 17, 2008, a special meeting of stockholders was held at which the Company’s stockholders approved the proposal to adopt the merger agreement.

The Company has been informed by the Parent that unless there is a significant improvement in the current economic and lending environment in the United States, the Parent will not be able to secure the financing of the Company's residential properties required to close the merger with the Company. If the merger is not consummated by December 13, 2008, as a result of the failure to obtain such financing, either party may terminate the merger agreement without liability to the other, provided that the terminating party has not breached the merger agreement in a manner that caused the merger not to close by December 13, 2008. Under the terms of the merger agreement, the Parent is obligated to use its commercially reasonable best efforts to arrange the financing of the Company's residential properties unless and until the merger agreement is terminated.

Net loss for the three months ended September 30, 2008 was $296,000 or $0.04 per diluted share as compared to a net loss of $206,000 or $0.03 per diluted share for the three month period ended September 30, 2007. For the nine months ended September 30, 2008, the Company recorded a net loss of $1,088,000 or $0.14 per diluted share as compared to a net loss of $577,000 or $0.07 per diluted share during the nine months ended September 30, 2007. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

In January 2008, the Company closed on the sale of a one bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the nine months ended September 30, 2008 of approximately $61,000 from this sale.

In May 2008, the Company closed on the sale of its Tamarac Office Plaza, Florida, office complex for gross proceeds of $2 million. After payments of closing costs and providing for taxes, the Company realized a net gain during the nine months ended September 30, 2008 of approximately $686,000 from this sale.

During the three and nine months ended September 30, 2007, the Company sold the following real estate assets:

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

After payment of closing costs and providing for taxes, the Company realized net gains from sales of properties of $123,000 and $610,000, respectively, during the three and nine months ended September 30, 2007. A portion of the taxes payable was deferred as a result of an Internal Revenue Service Section 1031 tax deferred exchange for which the Company has identified a replacement property. These gains were included in the statements of operations in discontinued operations – real estate – gain from sales.

The following table presents the increases (decreases) in each major statements of operations category for the three and nine months ended September 30, 2008 as compared to 2007, respectively. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Income Categories for the Periods:

	For the three months ended September		For the nine months ended September 30,
	30, 2008 vs 2007		2008 vs 2007
	Amount ($)%		Amount ($)%

Revenues	$(78,000)	-3.2%	$(136,000)	-1.9%
Costs and expenses:
Operating expenses	34,000	2.4%	32,000	0.7%
Depreciation expense	(80,000)	-22.0%	(196,000)	-17.9%
General and administrative expense	159,000	17.8%	211,000	8.0%
Total costs and expenses	113,000		47,000
Loss from Operations	(191,000)		(183,000)
Other Income (Loss)
Dividend and interest income	(57,000)	-41.6%	(54,000)	-13.3%
Loss on sale of marketable securities	—	—	(553,000)	-100.0%
Other income	(48,000)	-100.0%	(51,000)	-98.1%
Interest expense	4,000	-0.9%	(1,000)	0.1%
Loss before provision for taxes	(292,000)		(842,000)
Income tax benefit	(205,000)	117.1%	(352,000)	45.9%
Loss from continuing operations	(87,000)		(490,000)
Discontinued operations - real estate
Loss from operations	48,000	28.6%	131,000	-25.1%
Gain from sales	(123,000)	-100.0%	137,000	22.5%
Discontinued operations - oil & gas
Loss from operations	72,000	35.1%	(289,000)	-60.7%
Gain from sale	-	-	-	-
Net loss	$(90,000)	43.7%	$(511,000)	88.6%
Basic loss per share:
Loss from continuing operations	$(0.01)	20.0%	$(0.07)	42.9%
Income from discontinued operations	-	0.0%	-	-
Net loss applicable to common shareholders	$(0.01)	33.3%	$(0.07)	100.0%
Diluted loss per share:
Loss from continuing operations	$(0.01)	20.0%	$(0.07)	42.9%
Income from discontinued operations	-	0.0%	-	-
Net loss applicable to common shareholders	$(0.01)	33.3%	$(0.07)	100.00%

Results of Operations

Three Months Ended September 30, 2008 as Compared with Three Months Ended September 30, 2007

Continuing Operations:

Loss from continuing operations amounted to $453,000 during the three months ended September 30, 2008 as compared to a loss from continuing operations of $366,000 during the three months ended September 30, 2007. Results per diluted share from continuing operations amounted to $(0.06) during the three months ended September 30, 2008 as compared to $(0.05) during the three months ended September 30, 2007. The 2008 period included the following charges to expense: an increase in general and administrative expense of $159,000, which primarily relates to professional fees incurred related to the proposed sale of the Company, as well as an increase in operating expenses of $34,000 partially offset by a decrease in depreciation expense of $80,000 and an increased income tax benefit of 205,000 resulting from an increased operating loss for the period.

Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Totals
Three months ended	Increase	Three months ended	Increase	Three months ended	Increase
September 30,	September 30,	(Decrease)	September 30,	(Decrease)
2008	2007	$	%	2008	2007	$	%	2008	2007	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$2,004	$1,969	$35	1.8%	$330	$443	$(113)	(25.5)%	$2,334	$2,412	$(78)	(3.2)%

Operating expenses	1,279	1,252	27	2.2%	190	183	7	3.8%	1,469	1,435	34	2.4%

Net operating income (“NOI”)	$725	$717	$8	1.1%	$140	$260	$(120)	(46.2)%	$865	$977	$(112)	(11.5)%

Reconciliation of NOI to consolidated loss from continuing operations:	Three months ended September 30,
	2008	2007
Net operating income	$865	$977
Depreciation expense	(284)	(364)
General and administrative expense	(1,051)	(892)
Other income	80	185
Interest expense	(443)	(447)
Income tax benefit	380	175
Consolidated loss from continuing operations	$(453)	$(366)

The above table details the comparative revenues, expenses and net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated loss from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than consolidated income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During the three month period ended September 30, 2008, NOI increased by $8,000 or 1.1% to $725,000 as compared to $717,000 during the same period in 2007.

Revenues increased $35,000 or 1.8% during the quarter ended September 30, 2008 to $2,004,000, compared to $1,969,000 during the quarter ended September 30, 2007. Operating expenses increased $27,000 or 2.2% to $1,279,000. The increase in revenues was primarily attributable to the Company’s Texas and New Jersey apartment complexes, which experienced a slight increase in occupancy during the period. The increase in operating expenses was primarily attributable to the Company’s Arizona and Texas apartment complexes.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007, decreased $113,000 or 25.5% to $330,000 and operating expenses increased $7,000 or 3.8% to $190,000. The revenue decrease was primarily attributable to decreased occupancy at both Tempe Corporate Center and Royal Mall (Arizona) resulting in decreased rental revenues in the amounts of $43,000 and $70,000, respectively.

The increase in operating expenses is primarily attributable to increased costs at Royal Mall (Arizona).

Other Operating Expenses

Depreciation expense amounted to $284,000 during the three months ended September 30, 2008, a decrease of $80,000 from $364,000 during the three months ended September 30, 2007. The decrease in depreciation expense relates to the retirement of certain assets during the past year.

General and administrative expense increased $159,000, or 17.8%, to $1,051,000 during the three months ended September 30, 2008 as compared to $892,000 during the same period in 2007. The increase in general and administrative expense is primarily attributable to professional fees incurred related to the proposed sale of the Company.

Other income (loss) decreased from income of $185,000 in the 2007 quarter to $80,000 in the 2008 quarter, a decrease of $105,000. The decrease is primarily relates to declining interest rates and reduced dividend income during the three months ended September 30, 2008 as compared to the same period in 2007.

Interest expense decreased to $443,000 during the three months ended September 30, 2008 as compared to $447,000 during the three months ended September 30, 2007. The decrease primarily relates to the reduction in the Company’s mortgage liability and the payoff of the mortgage on the Tamarac Office Plaza which was sold in May 2008.

The benefit for income taxes amounted to $380,000 and $175,000 during the three month period ended September 30, 2008 and 2007, respectively. The change in the benefit for income taxes is related to an increased loss from continuing operations during the 2008 quarter as compared to the 2007 quarter.
Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the three months ended September 30, 2008 amounted to $120,000 as compared to an after tax loss of $45,000 during the three months ended September 30, 2007. The loss during the 2008 period reflects the loss from operations of $120,000. The loss during the 2007 period is comprised of a loss from discontinued operations of $168,000 which was partially offset by a gain from the sale of a two condominium units at Jefferson Gardens for gross proceeds of $305,000 that resulted in an after tax gain of $123,000.

The loss from operating properties classified as discontinued operations decreased by $48,000 to a loss of $120,000 during the quarter ended September 30, 2008 as compared to a loss of $168,000 during the same period in 2007.

Oil and Gas

During the quarter ended September 30, 2008, the Company recorded income from the wind down of its former oil and gas business, of $277,000 as compared to income of $205,000 during the same period in 2007. The net income from the wind down of the oil and gas business during the quarter ended September 30, 2008 relates to foreign currency gain during the period and a tax refund in the amount of $85,000. The net income from the wind down of the oil and gas business during the quarter ended September 30, 2007 relates to a foreign currency gain and interest income during the period.

Nine Months Ended September 30, 2008 as Compared with Nine Months Ended September 30, 2007

Continuing Operations:

Loss from continuing operations amounted to $1,632,000 during the nine months ended September 30, 2008 as compared to a loss from continuing operations of $1,142,000 during the nine months ended September 30, 2007. Results per diluted share from continuing operations amounted to $(0.21) during the nine months ended September 30, 2008 as compared to $(0.14) during the nine months ended September 30, 2007. The 2008 period included the following charges to expense: an increase in general and administrative expense of $211,000, increased operating expenses of $32,000, which was offset by a decrease in depreciation expense of $196,000 and an increase in income tax benefit of $352,000 resulting from an increase in the loss from operations.
.

 Segment Information

Wilshire presently conducts business in the residential and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Total
Nine months ended	Increase	Nine months ended	Increase	Nine months ended	Increase
September 30,	(Decrease)	September 30,	(Decrease)	September 30,	(Decrease)
2008	2007	$	%	2008	2007	$	%	2008	2007	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$5,815	$5,797	$18	0.3%	$1,093	$1,247	$(154)	(12.3)%	$6,908	$7,044	$(136)	(1.9)%

Operating expenses	3,854	3,824	30	0.8%	519	517	2	0.4%	4,373	4,341	32	0.7%

Net operating income (“NOI”)	$1,961	$1,973	$(12)	(0.6)%	$574	$730	$(156)	(21.4)%	$2,535	$2,703	$(168)	(6.2)%

Reconciliation of NOI to consolidated loss from continuing operations:	Nine months ended September 30,
	2008	2007
Net operating income	$2,535	$2,703
Depreciation expense	(902)	(1,098)
General and administrative expense	(2,848)	(2,637)
Other income (loss)	(200)	458
Interest expense	(1,336)	(1,335)
Income tax benefit	1,119	767
Consolidated loss from continuing operations	$(1,632)	$(1,142)

The above table details the comparative revenues, expenses and net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated loss from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but excludes depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than income (loss) from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

Revenues from the residential segment increased $18,000 or 0.3% to $5,815,000 during the nine months ended September 30, 2008 as compared to $5,797,000 during the same period in 2007. In addition, operating expenses increased $30,000 or 0.8% to $3,854,000 during the nine months ended September 30, 2008 as compared to the nine month period ended September 30, 2007. The slight increase in revenues was primarily attributable to increased rental revenues at the Company’s Texas and New Jersey locations of $132,000, which was partially offset by a decrease in rental revenues at the Arizona properties of $114,000.

Commercial Segment

Commercial segment revenues decreased $154,000 or 12.3% for the nine months ended September 30, 2008 to $1,093,000 as compared to $1,247,000 for the nine months ended September 30, 2007. Operating expenses increased $2,000 or 0.4% to $519,000 for the nine months ended September 30, 2008 as compared to $517,000 for the same period in 2007. The revenue decrease was primarily attributable to decreases in occupancy rates at both Tempe Corporate Center and Royal Mall (Arizona) resulting in decreased rental revenues of $83,000 and $70,000, respectively.

Other Operating Expenses

Depreciation expense amounted to $902,000 during the nine months ended September 30, 2008, a decrease of $196,000 or 17.9% from $1,098,000 during the nine months ended September 30, 2007. The decrease in depreciation expense primarily relates to the retirement of certain assets during the past year.

General and administrative expense increased $211,000, or 8.0%, to $2,848,000 during the nine month period ended September 30, 2008 as compared to $2,637,000 during the same period in 2007. The increase is primarily related to professional fees incurred related to the proposed sale of the Company which was partially offset by the absence of costs associated with the preliminary investigation described in the Company’s Form 10-K for the year ended December 31, 2007.

Other income (loss) decreased from income of $458,000 during the nine months ended September 30, 2007 to a loss of $200,000 during the nine months ended September 30, 2008, a decrease of $658,000. The decrease is primarily related to the $553,000 loss on the sale of the Company’s marketable securities in the 2008 period.

Interest expense increased slightly to $1,336,000 during nine months ended September 30, 2008 as compared to $1,335,000 during the nine months ended September 30, 2007.

The benefit for income taxes increased to $1,119,000 during the nine months ended September 30, 2008 as compared to $767,000 during the nine months ended September 30, 2007. The change in the benefit for income taxes is related to the increased loss from continuing operations during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $357,000 for the nine months ended September 30, 2008 as compared to after tax income of $89,000 for the same period in 2007. The income during the 2008 period reflects the sales of one condominium unit at Jefferson Gardens in January 2008 for an after-tax gain of approximately $61,000 and the sale of the Tamarac Office Plaza in May 2008 for an after-tax gain of approximately $686,000, which was partially offset by a loss from operations of $390,000 during the nine months ended September 30, 2008. The income during the 2007 period reflects the sale of five condominium units at Jefferson Gardens and the sale of the Lake Hopatcong land resulting in gross proceeds of $1.6 million and after tax gain of $610,000, partially offset by a loss from operations of $521,000.

The loss from operating properties classified as discontinued operations decreased to a loss of $390,000 during the nine months ended September 30, 2008 as compared to a loss of $521,000 during the nine month period ended September 30, 2007.

Oil and Gas

During the nine months ended September 30, 2008, the Company recorded income from the wind down of its former oil and gas business, of $187,000 as compared to income of $476,000 during the nine months ended September 30, 2007. The net income from the wind down of the oil and gas business during the nine months ended September 30, 2008 relates to a foreign currency gain during the period and a tax refund in the amount of $85,000. The net income from the wind down of the oil and gas business during the nine months ended September 30, 2007 relates to a foreign currency gain and interest income during the period.

Liquidity and Capital Resources

At September 30, 2008, the Company had working capital, including restricted cash, of $10.4 million, compared to working capital of $14.7 million at December 31, 2007. The decline in working capital during the period is primarily attributable to the inclusion of $3.9 million of long-term mortgage debt which has been reclassified to current debt as such amount is due in June 2009.

The Company has $13.4 million of cash and cash equivalents, restricted cash and short-term marketable debt securities at September 30, 2008. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including $2.8 million of auction rate debt securities and money market funds. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

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

The Company holds investments in certain marketable equity securities and short-term marketable debt instruments, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of September 30, 2008, the Company held $2.8 million of auction rate securities, classified as available-for-sale. These securities were then and are currently valued at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second and third quarters of 2008, the Company sold $1.2 million and $250,000 of its ARS at par value through successful redemptions. In addition, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million. As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities. The sale of the ARS in a private transaction is considered a one-time transaction by the Company. As a result of recent settlements between government entities and our investment advisor related to the sale of ARS, the Company may be entitled to recover its $365,000 loss incurred on the sale of its $3.7 million of ARS during the second quarter 2008. The Company is currently providing its investment advisor with the necessary documentation in order to process its claim to recover such loss. If the Company did not sell these ARS in a private transaction, the Company would not have recorded an unrealized loss as such securities would have been recorded at par similar to the remaining ARS which the Company currently holds. The Company has been notified by its investment advisor as a result of recent settlements between government entities and our investment advisor that effective December 15, 2008 the Company can submit for redemption the ARS it currently holds and that such securities can be redeemed by the investment advisor on the next scheduled redemption date after December 15, 2008. However, in the event we are unable to sell the investments through the investment advisor after December 15, 2008 or sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

On June 13, 2008, the Company entered into an Agreement and Plan of Merger among the Company, NWJ Apartment Holdings Corp. (the "Parent") and NWJ Acquisition Corp., a wholly-owned subsidiary of the Parent ("Merger Sub"). Both the Parent and Merger Sub are affiliates of NWJ Companies, Inc. ("NWJ"), a privately owned real estate development company based in New York, New York. The merger agreement provides that at the closing of the merger, Merger Sub will merge with and into the Company, and each outstanding share of the Company's common stock will be converted into the right to receive $3.88 per share in cash, without interest. On September 17, 2008 a special meeting of stockholders was held at which the Company’s stockholders approved the proposal to adopt the merger agreement.

The Company has been informed by the Parent that unless there is a significant improvement in the current economic and lending environment in the United States, the Parent will not be able to secure the financing of the Company's residential properties required to close the merger with the Company. If the merger is not consummated by December 13, 2008, as a result of the failure to obtain such financing, either party may terminate the merger agreement without liability to the other, provided that the terminating party has not breached the merger agreement in a manner that caused the merger not to close by December 13, 2008. Under the terms of the merger agreement, the Parent is obligated to use its commercially reasonable best efforts to arrange the financing of the Company's residential properties unless and until the merger agreement is terminated.

Net cash used in operating activities amounted to $1,494,000 and $560,000 during the nine month periods ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the use of cash resulted from a net loss of $1,088,000, the effect of the sale and depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the nine months ended September 30, 2007, the use of cash resulted from a net loss of $577,000, the effect of the sale of real estate properties with their related changes in receivables, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $8,054,000 for the nine month period ended September 30, 2008 while net cash used in investing activities amounted to $3,018,000 during the nine month period ended September 30, 2007. The cash provided by investing activities during the nine months ended September 30, 2008 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $6,142,000, proceeds from the sale of real estate properties of $2,044,000, a decrease in restricted cash of $45,000 which was partially offset by capital expenditures on real estate properties of $177,000. The cash used in investing activities during the nine months ended September 30, 2007 primarily relates to an increase in short-term marketable securities of $3,650,000, capital expenditures on real estate properties of $606,000, an increase in restricted cash of $286,000 which was partially offset by the proceeds from the sale of real estate properties of $1,524,000.

Net cash used in financing activities amounted to $976,000 and $508,000 during the nine month periods ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, the use of cash primarily reflects the repayment of long-term debt due to the normal amortization of long-term debt from monthly debt service payments and the payoff of the debt related to the Tamarac Office Plaza in May 2008 in the amount of $566,000. During the nine months ended September 30, 2007, the use of cash reflects the repayment of long-term debt due to the sales of real estate properties and normal amortization of long-term debt from monthly debt service payments in the amount of $543,000 which was partially offset by the proceeds received from the exercise of stock options in the amount of $33,000.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At September 30, 2008, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program. There were no shares repurchased by the Company during the nine month period ended September 30, 2008.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company had an investment in the common stock of one publicly traded real estate company in the United States in which the Company had exposure to the risk of market value fluctuation. Such investment was sold in June 2008. The Company accounted for this investment as securities that were available for sale and marked them to market at each period-end. The change in value in the investment, net of tax impact, is reported in Accumulated Other Comprehensive Income (Loss), a separate component of stockholders’ equity. The Company also evaluated its investment to determine if it had suffered a decline in market value that is permanent, which would require a charge to the Statement of Operations. At September 30, 2008 and 2007, in the opinion of management, there has been no other than temporary decline in value in the Company’s holdings of equity securities.

At September 30, 2008, we held $2.8 million of ARS which were valued at par. Historically, ARS were priced at par, as per industry convention, based on observed or reported verifiable trades and provided a liquid market for these ARS investments. Consistent with our policy, all ARS investments were rated at the time of purchase and are still currently rated AAA or the equivalent thereto. Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second and third quarters of 2008, the Company sold $1.2 million and $250,000, respectively, of its ARS at par value through successful redemptions. In addition, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million. As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities. The sale of the ARS in a private transaction is considered a one-time transaction by the Company. As a result of recent settlements between government entities and our investment advisor related to the sale of ARS, the Company may be entitled to recover its $365,000 loss incurred on the sale of its $3.7 million of ARS during the second quarter 2008. The Company is currently providing its investment advisor with the necessary documentation in order to process its claim to recover such loss. If the Company did not sell these ARS in a private transaction, the Company would not have recorded an unrealized loss as such securities would have been recorded at par similar to the remaining ARS which the Company currently holds. The Company has been notified by its investment advisor that as a result of recent settlements between government entities and our investment advisor that effective December 15, 2008 the Company can submit for redemption the ARS it currently holds and that such securities can be redeemed by the investment advisor on the next scheduled redemption date after December 15, 2008. However, in the event we are unable to sell the investments through the investment advisor after December 15, 2008 or sell the investments at or above our carrying value, these securities may not provide us a liquid source of cash or might require us to record an impairment to the asset value.

Even if secondary markets do emerge, we might experience temporary losses of principal if such securities are marketed at a discount or realize a loss if it becomes necessary to sell these investments at such a discount. In addition, should the credit ratings of our ARS be downgraded, we might incur a value impairment and potential problems liquidating such investment.

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008 the Company began repatriating its cash held in its Canadian subsidiary as it was determined that no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta. At September 30, 2008 the Company maintained a cash balance in its Canadian subsidiary of approximately $32,000. It is intended the remaining assets, net of liabilities, of its Canadian subsidiary will be repatriated during the remainder of 2008. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of September 30, 2008 and December 31, 2007 consists of the following –

	2008	2007
Mortgage notes payable	$27,975,000	$28,938,000
Less-current portion (1)	4,387,000	518,000
Long-term portion (2)	$23,588,000	$28,420,000

(1)	Includes mortgage debt associated with discontinued operations of $0 in 2008 and $15,000 in 2007.
(2)	Includes mortgage debt associated with discontinued operations of $0 in 2008 and $559,000 in 2007.

The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2008 and thereafter are –

Year Ended	Amount
September 30, 2009	$4,387,000
September 30, 2010	505,000
September 30, 2011	535,000
September 30, 2012	563,000
September 30, 2013	608,000
Thereafter	21,377,000
$27,975,000

At September 30, 2008, the Company had $27,975,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 6.0% and an average remaining life of approximately 6.5 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2009	$3,870,000
2013	18,656,000
$22,526,000

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

Item 4T. Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 and continue to be effective as of the date of this report.

(b)   Changes in internal controls over financial reporting.  Management has determined that, as of September 30, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WILSHIRE ENTERPRISES, INC. (registrant)

Date: November 14, 2008		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
	By:	Francis J. Elenio
Chief Financial Officer