Form 10-K
period 2008-12-31
WILSHIRE ENTERPRISES INC
filed 2009-03-31
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008), was $14,519,000.

The number of shares outstanding of the registrant’s $1 par value common stock, as of March 19, 2009, was 8,051,248.

WILSHIRE ENTERPRISES, INC.
INDEX

		Page No.

Part I

Item 1.	Business	3
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 4A.	Executive Officers of the Registrant	11

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder	12
	Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	31
Item 9.	Changes in and Disagreements with Accountants on Accounting	57
	and Financial Disclosure
Item 9A.	Controls and Procedures	57
Item 9B.	Other Information	57

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	58
Item 11.	Executive Compensation	58
Item 12.	Security Ownership of Certain Beneficial Owners and Management	58
	and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence	58
Item 14.	Principal Accountant Fees and Services	58

Part IV

Item 15.	Exhibits, Financial Statement Schedules	59
	Signatures	62

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

Background

Wilshire Enterprises, Inc. (“Wilshire” or the “Company”) is a Delaware corporation founded on December 7, 1951. The Company changed its name from Wilshire Oil Company of Texas to its current name on June 30, 2003. The Company’s principal executive offices are located at 1 Gateway Center, Newark, New Jersey 07102. Its main telephone number is (201) 420-2796. Wilshire maintains a website at www.wilshireenterprisesinc.com ..

Wilshire is principally engaged in acquiring, owning and operating real estate properties. As further described below, the Company currently owns multi-family properties, office space, retail space, and land located in the states of Arizona, Texas, and New Jersey.

On June 13, 2008, Wilshire entered into an Agreement and Plan of Merger with NWJ Apartment Holdings Corp. and its wholly owned subsidiary, NWJ Acquisition Corp. (“Merger Sub”), both of which are affiliates of NWJ Companies, Inc.  The merger agreement provided that Merger Sub would merge with and into the Company and each outstanding share of the Company’s common stock would receive $3.88 in cash.  On December 3, 2008, the parties entered into a Termination Agreement, which terminated the merger agreement, because NWJ was not able to secure the financing required to close the merger.

After the termination of the merger agreement and in light of declines in the real estate market and the general economic downturn, management adopted a strategy, described below under “Business Strategy,” to grow the Company and enhance stockholder value.  The following additions were made to the Company’s management team to spearhead these efforts:

Kevin B. Swill was named President and COO, and a member of the Company’s Board of Directors and the Board’s Strategic Planning Committee in December 2008.  Mr. Swill joined Wilshire after serving as president of Westminster Capital, the financing arm of The Kushner Companies, a multi-billion dollar real estate development and management company based in New York, and president of Kushner Properties, which oversees an eight-million square foot portfolio of office and industrial properties in New York, New Jersey and Pennsylvania.

James M. Orphanides was appointed to the Board in January 2009.  Mr. Orphanides is former chairman, president and CEO of First American Title Insurance Company of New York, the largest subsidiary of First American Title Insurance.

Real Estate Operations

Wilshire is engaged principally in acquiring, owning and operating real estate properties. As of December 31, 2008, Wilshire owned the properties described below:

Name	City	State	Asset Class	Size

Sunrise Ridge	Tucson	AZ	Apartments	340 units
Van Buren	Tucson	AZ	Apartments	70 units
Royal Mall Plaza	Mesa	AZ	Office & retail	66,552 SF
Tempe Corporate	Tempe	AZ	Office	50,700 SF
Alpine Village	Sussex	NJ	Apartments	132 units
Jefferson Gardens	Jefferson	NJ	Condominiums	10 units
Amboy Tower	Perth Amboy	NJ	Office & Retail	75,000 SF
Alpine Village (a)	Sussex	NJ	Land	0.51 acres
Alpine Village (a)	Wantage	NJ	Land	17.32 acres
Alpine Village (a)	Sussex	NJ	Land	0.49 acres
Alpine Village (a)	Sussex	NJ	Land	0.22 acres
West Orange	West Orange	NJ	Land	0.6 acres
Summercreek	San Antonio	TX	Apartments	180 units
Wellington Estates	San Antonio	TX	Apartments	228 units

(a) Alpine Village land parcels are adjacent to the Alpine Village Apartments.

  Business Strategy

Wilshire’s strategy is to seize opportunities presented by the current chaos in the real estate market.  In light of the decrease in value of real estate in many parts of the United States, the Company is focused on making strategic acquisitions to enhance stockholder value.  To that end, the Company’s strategy is to:
•	Strengthen Wilshire’s existing portfolio by making capital improvements to targeted properties, which management believes will help increase occupancy rates.
•	Pursue off-market opportunities that provide acquisition opportunities at significant discounts.
•	Purchase discounted loans, which can yield attractive returns on investment.
•	Buy and hold multi-family properties at attractive prices.

Management believes that prudent acquisitions of real estate assets will grow the Company and enhance stockholder value.

The Company would look to assets that offer attractive financial returns. In general, it seeks multifamily properties with 100 units or more in strategic geographic regions in which the Company or its contracted property management company (see below) has or will have operations. However, the Company may evaluate other asset classes such as office buildings, senior independent living facilities, retail centers and real estate securities and other geographic regions and may invest in one or more of these asset classes in lieu of a multifamily property.

Wilshire’s principal investment objective is to increase the net asset value of its investment portfolio through effective management, growth, financing and investment strategies. Wilshire is currently focused on optimizing the valuation potential and cash flow from many of its assets, repositioning or selling select assets, and potentially acquiring assets in targeted geographic regions. The Company is also focused on increasing long-term growth in cash and cash equivalents generated from operations. On May 4, 2006, the Company’s Board of Directors declared a special cash dividend of $3.00 per common share that was paid on June 29, 2006 to stockholders of record on May 25, 2006. In accordance with the American Stock Exchange rules, the ex-dividend date was June 30, 2006. The aggregate dividend amounted to $23,697,000. See Item 5 of this Annual Report on Form 10-K.

Divestiture of Assets

The Company divested the following real estate properties in 2008:

					Taxes
Name (State) (asset class)	Date Sold	Selling Price	Net Book Value	Mortgage Value	Payable on Sale	Net Proceeds (a)

Jefferson Gardens (NJ)
(1-bedroom condominium)	1/28/2008	$150,000	$36,000	$-	$39,000	$98,000
Tamarac Office Plaza (FL)
(26,990 SF Office complex)	5/23/2008	$2,000,000	$763,000	$566,000	$446,000	$895,000
Jefferson Gardens (NJ)
(1-bedroom condominium)	12/08/2008	$154,000	$39,000	$-	$39,000	$100,000

(a) Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

Employees

As of December 31, 2008, the Company had a total of seven employees in its corporate office.

Property Management

Wilshire contracts with a property management company (the “PMC”) located in Phoenix, Arizona to assist in the management of the Company’s properties, including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire’s properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company’s New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions and regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2008 the PMC employed 588 full time and 25 part time people and managed property on behalf of Wilshire in the states of Arizona, New Jersey, and Texas. To Wilshire’s knowledge, the PMC does not currently own real estate assets for its own investment purposes. PMC has advised Wilshire that in 2008, Wilshire accounted for approximately 7.2% of PMC’s total revenues.

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

Competition

All of the properties owned by the Company are in areas where there is substantial competition with other multifamily properties, single-family housing that is either owned or leased by potential tenants and other commercial properties. The Company’s principal method of competition is to offer competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering properties in attractive locations and providing residential and commercial tenants with amenities such as covered parking, recreational facilities, garages and pleasant landscaping. The Company intends to continue upgrading and improving the physical condition of its existing properties and may consider selling existing properties, which the Company believes have realized their potential.  The Company will be re-investing in existing properties that may require renovation, resulting in greater appreciation potential.

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

Investment in Marketable Securities

In 2008 the Company held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. These securities were then valued at par and subsequently redeemed in January 2009 at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and at the time of disposition AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second and third quarters of 2008, the Company sold $1.2 million and $250,000, respectively, of its ARS at par value through successful redemptions. In addition, during the second quarter of 2008, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million.  As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities in the second quarter of 2008.  During the fourth quarter of 2008, as a result of a settlement between government entities and our investment advisor, the Company was reimbursed for its $365,000 loss.    This reimbursement offset the loss,  and, accordingly, no gain or loss is reflected on the Company’s consolidated financial statements for the year ended December 31, 2008 for these transactions.  The sale of the ARS in a private transaction was considered a one-time transaction by the Company.
During June 2008, the Company sold its investment of marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million.  As a result of this sale, the Company recognized a loss from the sale of securities of $188,000.

The Company periodically reviews available-for-sale securities for impairment that is other than temporary. At December 31, 2008 and 2007, no write down was required to record other than temporary impairment of securities.

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

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

Global stock and credit markets have recently experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. If these conditions persist, additional lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. If the current downturn in the stock or credit markets is prolonged, it may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also have had, and may continue to have, a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

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

As our properties age, they require capital expenditures to remain competitive in their marketplaces. Such capital expenditures could be significant and could include but are not limited to, roofing, replacement of boilers and air conditioning equipment, paving of parking lots, painting of buildings.

Changes in market conditions could adversely affect the market price of our common stock.

As with other publicly traded equity securities, the value of our common stock depends on various market conditions which may change from time to time. Among the market conditions that may affect the value of our common stock are the following:

•	the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;

•	our financial performance; and

•	general stock and bond market conditions.

The market value of our common stock is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our book value per share of common stock. If our future earnings are less than expected, it is likely that the market price of our common stock will diminish.

 Economic change in our marketplaces may impact our ability to locate suitable tenants.

Our properties are concentrated in the Southwest, and New Jersey. A continuing or prolonged decline in the economic environment in those areas of the country may impact the ability of existing tenants to remain current on their rental payments and our ability to attract qualified new tenants.

 Interest rate fluctuations impact our ability to raise funds for investment and the desire of tenants to rent versus buy housing.

We are susceptible to changes in interest rates. Increasing interest rates are detrimental to our ability to raise capital for investment purposes at suitable interest rates. Declining interest rates generally make home ownership more affordable than renting for tenants and may cause vacancy rates at our properties to increase. A continuing or prolonged decline in general economic conditions may cause an increase in vacancy rates at our office and retail properties.

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

The following table provides summary information regarding the Company’s apartment and condominium properties as of December 31, 2008.

			Apartment Unit Type
Name (State)	Date Acquired	No. of Units	Studio / Efficiencies	1 BR	2 BR	3 BR	Acreage	Rentable Sq. Ft.
Apartments:
Alpine Village (NJ)	10/29/95	132	-	48	84	-	13.73	101,724
Summercreek (TX)	3/29/01	180	-	84	96	-	8.17	142,452
Sunrise Ridge (AZ)	10/24/97	340	-	144	196	-	17.73	291,674
Van Buren (AZ)	6/11/98	70	-	42	28	-	1.41	81,404
Wellington (TX)	7/30/98	228	24	60	116	28	8.69	214,744
Condominiums:
Jefferson Gardens (a)(b)	3/31/94	10	-	8	2	-	-	7,785

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K
(b) The Jefferson Gardens condominium complex has a total of 50 units, 34 one bedroom and 16 two bedroom, of which the Company owned 10 units as of December 31, 2008.

The following table provides summary information regarding the Company’s commercial properties and vacant land as of December 31, 2008.

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

Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but may not be in a geographic region that is currently being targeted by the Company. Discontinued operations include properties that either are under contracts for sale or the Company has identified as properties potentially for sale depending on market conditions, including Jefferson Gardens (NJ), Amboy Tower (NJ), and the West Orange, New Jersey land parcels. The Company may or may not sell some or all of such assets.

The following table provides summary financial information for the Company’s properties that are not carried as discontinued operations:

	As of December 31, 2008		For the Year Ended December 31, 2008
Name (State)	Net Book Value	Mortgage Principal	Net Operating Income	Interest Expense	Capital Expenditures
Apartments:
Sunrise Ridge (AZ)	$5,057,000	$9,838,000	$1,114,000	$580,000	$77,000
Van Buren (AZ)	1,517,000	1,931,000	223,000	114,000	2,000
Summercreek (TX)	4,769,000	3,893,000	267,000	315,000	27,000
Wellington (TX)	3,516,000	4,046,000	509,000	239,000	60,000
Alpine Village (NJ)	3,013,000	4,597,000	466,000	271,000	13,000
Office & Retail:
Royal Mall Plaza (AZ)	1,264,000	-	275,000	-	-
Tempe Corporate (AZ)	2,366,000	3,540,000	458,000	199,000	62,000

Total:	$21,502,000	$27,845,000	$3,312,000	$1,718,000	$241,000

Item 3.     Legal Proceedings

Other Matters

A complaint was filed on August 8, 2008 in the Superior Court of New Jersey, Chancery Division, Essex County, by Pennsylvania Avenue Funds as plaintiff individually and on behalf of the public stockholders of the Company, in connection with the proposed merger of the Company with a wholly-owned subsidiary of NWJ Apartment Holdings Corp., an affiliate of NWJ Companies, Inc., a privately owned real estate development company.  The Company, its directors, NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. are named as defendants.  The complaint alleges, among other things, three causes of action:  (i) breach of fiduciary duty by the directors as a result of their alleged failure to maximize shareholder value, (ii) breach of fiduciary duty by the directors as a result of their alleged failure to disclose to the Company’s stockholders all information material to the stockholder’s decision about the merger and (iii) aiding and abetting by the NWJ entities of the directors’ alleged breach of fiduciary duties.  The Company regards the complaint as completely without merit. Although the parties had entered into a Memorandum of Understanding, dated September 9, 2008 (the “MOU”) as a first step toward a settlement of the litigation, the stipulation of settlement contemplated by the MOU was never executed.  The contemplated transaction with NWJ was never consummated, thus mooting the litigation.  In February 2009, the plaintiff’s counsel applied for an award of attorneys’ fees and expenses in the amount of $215,000, even though the contemplated transaction with NWJ was never consummated and by the terms of the MOU, the plaintiff was therefore not entitled to any attorneys’ fees.  Following oral argument on March 27, 2009, the court denied plaintiff’s motion in its entirety.

On December 5, 2008, the Company commenced litigation in the Superior Court of New Jersey, Chancery Division, Essex County, against David Gorman, Kern, Suslow Securities, Inc., KSS Capital Markets and Don Brenner for, among other things, breach of a contract and the rescission of the sale of approximately 6% of the Company’s shares from Mr. Brenner to Bulldog Investors General Partnership ("Bulldog").  The Company believes that Mr. Gorman, Kern, Suslow Securities, Inc. and KSS Capital Markets breached a confidentiality agreement with the Company by trading in the stock of the Company and/or facilitating the sale of Mr. Brenner's shares to Bulldog in violation of that agreement.  On December 30, 2008, the Company amended its complaint to add Bulldog, Phillip Goldstein and Andrew Dakos as defendants in the action.  On January 9, 2009, the Court issued an Order to Show Cause temporarily enjoining and restraining Mr. Gorman, Kern, Suslow Securities, Inc. and KSS Capital Markets from assisting any person in acquiring any securities or assets of the Company, and from further violating the terms of their confidentiality agreement with the Company.  The Court declined to issue temporary restraints with respect to the approximately 6% of the Company's shares that were sold from Mr. Brenner to Bulldog.  The Company's application for a preliminary injunction is currently scheduled to be heard by the Court on April 28, 2009.

Although the Company cannot provide complete assurances regarding matters outside of its control, the Company does not expect to incur any additional expenses in connection with the preliminary investigation previously undertaken by the Company and disclosed in its reports filed with the Securities and Exchange Commission.

Item 4.     Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2008.

Item 4A.   Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Executive Officer of The Company Since	Position with the Company and Business Experience

S. Wilzig Izak, Age 50	1987	Chairman of the Board of the Company since September 20, 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President
Kevin B. Swill, Age 43	December 2008	President, Chief Operating Officer since January 2009; President of Westminster Capital (financing arm of The Kushner Companies) from 2001 until September 2008.
Francis J. Elenio, Age 43	September 2006
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

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters   and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the American Stock Exchange. The following table indicates the high and low sales prices of the Company’s common stock for the quarters indicated during the years ended December 31, 2008 and 2007:

	Quarter 1			Quarter 2			Quarter 3			Quarter 4
	High	-	Low	High	-	Low	High	-	Low	High	-	Low

2008	$3.71	-	2.50	$3.84	-	2.53	$3.80	-	2.88	$3.24	-	.84
2007	$5.10	-	4.50	$5.95	-	4.90	$5.99	-	3.97	$4.35	-	3.07

As of March 23, 2009, there were 3,480 common shareholders of record.

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

In June 2004, the Company’s Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker’s commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company. No shares were repurchased during the period October 1, 2008 through December 31, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company’s shareholders.

	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity compensation plans approved by security holders	130,000	$6.27	580,424

Equity compensation plans not approved by security holders	-	-	-

Total	130,000	$6.27	580,424

Performance Graph

The following line graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Russell 3000 Index and the Standard & Poor’s Composite Index for the five years ended December 31, 2008.  The stock performance shown on the graph below is not indicative of future price performance.  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time, based on dividends and increases or decreases in market price.

Company/Market/Index	Fiscal Years Ended December 31,
	2003	2004	2005	2006	2007	2008
Wilshire Enterprises, Inc.	100.00	106.56	127.70	113.17	81.33	24.62
Russell 3000 Index	100.00	110.08	114.79	130.62	139.50	85.52
Standard & Poor’s Composite Index	100.00	110.88	116.33	134.70	142.10	89.53

Item 6.     Selected Financial Data

The selected consolidated financial data for the Company for each of the five (5) fiscal years in the period ended December 31, 2008 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP, an Independent Registered Public Accounting Firm, has reported upon the consolidated financial statements as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

The following table sets forth the Company’s selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	As of December 31,
	(In thousands)
	2008	2007	2006	2005	2004
Balance Sheet Data at Year-End:
Total assets	$43,343	$45,384	$46,915	$88,915	$86,916
Long-term debt	27,845	28,952	29,618	33,352	46,855
Stockholders' equity	11,976	13,136	13,923	41,852	28,474
Weighted average shares outstanding:
Basic	7,924	7,922	7,888	7,864	7,796
Diluted	7,924	7,922	8,015	7,966	7,955

	For the Year Ended December 31,
	(In thousands of dollars except per share amounts)
	2008	2007	2006	2005	2004
Income Statement Data:
Revenues	$9,203	$9,420	$8,834	$8,186	$8,114
Costs and expenses:
Operating expenses	5,892	5,863	5,275	4,708	4,441
Depreciation	1,188	1,368	1,987	1,215	1,427
General and administrative	3,816	3,617	2,475	3,493	2,143
Total costs and expenses	10,896	10,848	9,737	9,416	8,011
Dividend and interest income	415	540	836	700	685
Sale of marketable securities	(188)	-	-	134	-
Sale of real estate related assets	-	-	-	675	-
Other income	-	36	7	32	-
Interest expense including amortization of deferred financing costs	(1,776)	(1,837)	(1,811)	(1,911)	(1,916)
Loss before provision for taxes	(3,242)	(2,689)	(1,871)	(1,600)	(1,128)
Income tax benefit	(1,343)	(1,321)	(829)	(1,019)	(409)
Loss from continuing operations	(1,899)	(1,368)	(1,042)	(581)	(719)
Discontinued operations - real estate	214	176	3,212	8,577	4,068
Discontinued operations - oil & gas	324	300	115	(1,105)	(1,322)
Net income (loss)	$(1,361)	$(892)	$2,285	$6,891	$2,027
Basic earnings (loss) per share:
Continuing operations	$(0.24)	$(0.17)	$(0.13)	$(0.07)	$(0.09)
Discontinued operations	0.07	0.06	0.42	0.95	0.35
Net income (loss) per share	$(0.17)	$(0.11)	$0.29	$0.88	$0.26
Diluted earnings (loss) per share:
Continuing operations	$(0.24)	$(0.17)	$(0.13)	$(0.07)	$(0.09)
Discontinued operations	0.07	0.06	0.41	0.94	0.34
Net income (loss) per share	$(0.17)	$(0.11)	$0.28	$0.87	$0.25

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2008, Wilshire primarily engaged in the real estate business. During 2008, 2007 and 2006, the Company also conducted activities related to winding up its oil and gas business which was sold in April 2004.

The real estate business consists of residential and commercial properties in Arizona, New Jersey and Texas. Within this portfolio of properties, certain properties have been designated as being held for sale and have been classified as discontinued operations. Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but that may be positioned for sale at an optimal valuation or may not be in a geographic region that is currently being targeted by the Company. The following discussion takes an income statement approach and discusses the results of operations first for the properties comprising “continuing operations” and then discusses the discontinued operations.

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

Impairment of Property and Equipment

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company does not believe that at December 31, 2008 or 2007 the value of any of its properties was impaired.

Revenue Recognition

Revenue from real estate properties is recognized during the period in which the premises is occupied and rent is due from tenants. For commercial properties, rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable. For residential properties where lease agreements are almost exclusively for one-year terms, rental revenue is recognized in accordance with the contractual terms of the underlying leases. The Company follows a policy of aggressively pursuing its rental tenants to ensure timely payment of amounts due. When a tenant becomes 30 days in arrears on paying rent, the amount is written-off and turned over to a collection agency for action. Accordingly, no allowance for uncollectible accounts is maintained for the Company’s real estate tenants.

Foreign Operations

The assets and liabilities of Wilshire’s substantially liquidated Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. Translation gains or losses are included in the Company’s results of operations.

As a result of the sale of the Canadian oil and gas assets in 2004, Wilshire provided for at December 31, 2005 and paid during 2006, $2.1 million of United States taxes. During 2005, the Company’s Canadian subsidiary declared and paid to Wilshire dividends amounting to $11.5 million, resulting in the payment of $576,000 of Canadian taxes. See Note 1 “Foreign Operations” of the Notes to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

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

Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in U.S. generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company’s adoption of SFAS 157 in 2008 did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other U.S. generally accepted accounting principles. The fair value measurement election is irrevocable and subsequent changes in fair value must be recorded in earnings. The Company’s adoption of SFAS 159 in 2008 did not have a material impact on its consolidated financial statements.

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

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company does not expect FSP FAS 142-3 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’” . The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The Company has not completed its evaluation of the effects, if any, that SFAS 162 may have on its consolidated financial position, results of operations and cash flows.

Results of Operations

The following table presents the increases (decreases) in each major statement of income category for the year ended December 31, 2008 (“2008”) compared with the year ended December 31, 2007 (“2007”) and 2007 compared with the year ended December 31, 2006 (“2006”).

	Increase (Decrease) in Consolidated Statements
	of Operations Categories for the Periods:
	2008 v. 2007		2007 v. 2006
	Amount ($)%		Amount ($)%

Revenues	$(217,000)	(2.3)%	$586,000	6.6%
Costs and expenses:
Operating expenses	29,000	0.5%	588,000	11.1%
Depreciation	(180,000)	(13.2)%	(619,000)	(31.2)%
General and administrative	199,000	5.5%	1,142,000	46.1%
Total costs and expenses	48,000	0.4%	1,111,000	11.4%
Loss from Operations	(265,000)	18.6%	(525,000)	58.1%
Other Income
Dividend and interest income	(125,000)	(23.1)%	(296,000)	(35.4)%
Sale of marketable securities	(188,000)	-	-	-
Other income	(36,000)	(100.0)%	29,000	414.3%
Interest expense	61,000	(3.3)%	(26,000)	(1.4)%
Loss before provision for taxes	(553,000)	20.6%	(818,000)	43.7%
Income tax benefit	(22,000)	1.7%	(492,000)	59.3%
Loss from continuing operations	(531,000)	38.8%	(326,000)	31.3%
Discontinued operations - real estate
Loss from operations	(80,000)	15.6%	509,000	(49.9)%
Gain from sales	118,000	17.2%	(3,545,000)	(83.7)%
Discontinued operations - oil & gas			-
Loss from operations	24,000	8.0%	185,000	160.9%
Net loss	$(469,000)	(52.6)%	$(3,177,000)	(139.0)%
Basic earnings (loss) per share:
Loss from continuing operations	$(0.07)	41.2%	$(0.04)	30.8%
Income from discontinued operations	0.01	16.7%	(0.36)	(85.7)%
Net income (loss) applicable to common stockholders	$(0.06)	54.5%	$(0.40)	(137.9)%
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.07)	41.2%	$(0.04)	30.8%
Income from discontinued operations	0.01	16.7%	(0.35)	(85.4)%
Net income (loss) applicable to common stockholders	$(0.06)	54.5%	$(0.39)	(139.3)%

Results of Operations - For the year ended December 31, 2008 as compared to the year ended December 31, 2007

Overview

Net loss for the year ended December 31, 2008 was $1,361,000 or $0.17 per basic and diluted share, an increase of $469,000 from a net loss of $892,000 or $0.11 per basic and diluted share for the year ended December 31, 2007. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the year.

Continuing Operations:

Loss from continuing operations was $1,899,000 during 2008 as compared to a loss of $1,368,000 during 2007. Results per basic and diluted share from continuing operations were $(0.24) for the year ended December 31, 2008 as compared to $(0.17) per basic and diluted share during 2007. The increased loss from continuing operations during 2008 as compared to 2007 primarily relates to an increase in general and administrative expense of $199,000, a decrease in dividend and interest income of $125,000 and a loss on the sale of marketable securities of $188,000 during the year end December 31, 2008.

Reported loss from continuing operations in 2008 compared with 2007 reflects an increased loss from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses), that was partially offset by the other factors described herein. These factors are discussed below.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

Residential Real Estate	Commercial Real Estate	Total	Total
Year ended	Increase	Year ended	Increase	Year ended	Increase
December 31,	(Decrease)	December 31,	(Decrease)	December 31,	(Decrease)
2008	2007	$	%	2008	2007	$	%	2008	2007	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$7,770	$7,765	$5	0.1%	$1,433	$1,655	$(222)	(13.4)%	$9,203	$9,420	$(217)	(2.3)%

Operating expenses	5,192	5,174	18	0.3%	700	689	11	1.6%	5,892	5,863	29	0.5%

Net operating income	$2,578	$2,591	$(13)	(.0.5)%	$733	$966	$(233)	(24.1)%	$3,311	$3,557	$(246)	(6.9)%

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,311	$3,557
Depreciation expense	(1,188)	(1,368)
General and administrative expense	(3,816)	(3,617)
Other income	227	576
Interest expense	(1,776)	(1,837)
Income tax benefit	1,343	1,321
Loss from continuing operations	$(1,899)	$(1,368)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During 2008, NOI decreased by $13,000 or .5% to $2,578,000 as a result of an increase in operating expenses of $18,000 or .4% to $5,192,000 which was partially offset by an increase in revenues of $5,000 or .1% to $7,770,000.

The increase in revenues primarily relates to an overall increase in rental rates. Significant and successful efforts have been made at the Texas and New Jersey properties to increase occupancy and related revenues. The Arizona properties were impacted by the economic downturn in 2008.  Vacancy levels increased in Arizona, while supplemental revenues decreased due to the inability to collect early lease termination fees.

The increase in operating expenses related to the residential properties in Texas and New Jersey and was related to occupancy turnover and required repairs to these properties.  The reduced costs at the Arizona properties are a result of costs controls and reduced revenues which had a direct impact on operating expenses.  All residential properties experienced reduced insurance costs during 2008 as a result of effective risk management control at the properties.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During 2008, NOI decreased $233,000 or 24.1% to $733,000, primarily due to a decrease in revenues of $222,000 or 13.4% to $1,433,000 and a slight increase in operating expenses of $11,000 or 1.6% to $700,000.  The revenue decrease was attributable to a $133,000 decrease in revenue at Royal Mall (Arizona) and an $89,000 decrease at Tempe Corporate Center (Arizona).  The decrease in revenue is directly related to increased vacancy levels during part of 2008 as compared to 2007, as well as the impact of tenant space reductions.

Revenues

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
Sunrise Ridge, Arizona	$2,732,000	$2,870,000	$(138,000)
Van Buren Apartments, Arizona	655,000	662,000	(7,000)
Wellington Estates, Texas	1,825,000	1,775,000	50,000
Alpine Village, New Jersey	1,394,000	1,327,000	67,000
Summercreek, Texas	1,164,000	1,131,000	33,000
Sub-total - Residential Properties	7,770,000	7,765,000	5,000

Royal Mall Plaza, Arizona	577,000	710,000	(133,000)
Tempe Corporate Center, Arizona	856,000	945,000	(89,000)
Sub-total- Commercial Properties	1,433,000	1,655,000	(222,000)

Total Revenues	$9,203,000	$9,420,000	$(217,000)

Revenues from rental properties amounted to $9,203,000 in 2008, a decrease of $217,000 or 2.3%, from $9,420,000 in 2007. The decrease during 2008 is attributable to Sunrise Ridge Apartments, which had a decrease in rental revenues of $138,000 or 4.8%, Royal Mall Plaza, which had a decrease in rental income of $133,000 or 18.7% and Tempe Corporate Center which had a decrease in rental income of $89,000 or 9.4%, which was partially offset by increased rental income at Alpine Village which experienced a $67,000 increase in rental income or 5.0%, Wellington Estates, which had an increase in rental income of $50,000 or 2.8% and Summercreek, which had an increase in rental income of $33,000 or 2.9%.

Operating Expenses

	Years Ended December 31,		Increase
	2008	2007	(Decrease)
Sunrise Ridge, Arizona	$1,619,000	$1,627,000	$(8,000)
Van Buren Apartments, Arizona	433,000	453,000	(20,000)
Wellington Estates, Texas	1,316,000	1,303,000	13,000
Alpine Village, New Jersey	927,000	914,000	13,000
Summercreek, Texas	897,000	877,000	20,000
Sub-total - Residential Properties	5,192,000	5,174,000	18,000

Royal Mall Plaza, Arizona	301,000	300,000	1,000
Tempe Corporate Center, Arizona	399,000	389,000	10,000
Sub-total- Commercial Properties	700,000	689,000	11,000

Total Operating Expenses	$5,892,000	$5,863,000	$29,000

Operating expenses were $5,892,000 in 2008, which is an increase of $29,000 or .5% as compared to $5,863,000 during 2007. The overall increase in operating expenses during 2008 was primarily related to professional fees associated with collections and lease transactions at our residential properties.

Depreciation expense amounted to $1,188,000 in 2008, a decrease of $180,000 or 13.2% as compared to $1,368,000 during 2007. The decrease relates to fully depreciated assets in 2008.

General and administrative expense increased $199,000, or 5.5%, to $3,816,000 in 2008 as compared to $3,617,000 during 2007. This increase was primarily the result of the legal costs associated with the proposed sale of the Company which was partially offset by a decrease in personnel related costs.

Other income decreased by $349,000 to $227,000 in 2008 as compared to $576,000 in 2007. The decrease primarily relates to a decline in interest and dividend income as a result of the declining interest rates during 2008.

Interest expense decreased to $1,776,000 in 2008 from $1,837,000 during 2007. The decrease primarily relates to the reduction in the Company’s mortgage liability and the payoff of the mortgage on the Tamarac Office Plaza which was sold in May 2008.  In addition, during 2008 the interest rate on the mortgage at Tempe Corporate Center experienced a one-time rate adjustment which resulted in a reduction in interest expense of $41,000 on this property as compared to 2007.  The current interest rate on the Tempe Corporate Center mortgage will be maintained until maturity.

The provision for income taxes amounted to a tax benefit of $1,343,000 in 2008 compared to a tax benefit of $1,321,000 during 2007. The change in the provision for income taxes is related to the level of loss from continuing operations in 2008 compared to 2007.

Discontinued Operations, Net of Taxes:

Real Estate

Income from discontinued operations amounted to after tax income of $214,000 during 2008 and $176,000 during 2007. The income during the 2008 period reflects the sale of two condominium units at Jefferson Gardens and the sale of the Tamarac Office Plaza resulting in gross proceeds of $2.3 million and after tax gain of $806,000.

The loss on operating discontinued real estate properties increased to $592,000 during 2008 from $512,000 during 2007. The increased loss is primarily attributable to the operating losses at the Company’s office building in Perth Amboy, New Jersey where many units were left vacant in anticipation of the sale of the Company.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2008, the Company recognized after-tax income from the wind down of its former oil and gas business, of $324,000 as compared to $300,000 during 2007. The net income from the wind down of the oil and gas business during 2008 and 2007 relates to a foreign currency gain and interest income during the years.

Results of Operations - For the year ended December 31, 2007 as compared to the year ended December 31, 2006

Overview

Net loss for the year ended December 31, 2007 was $892,000 or $0.11 per basic and diluted share, a decrease of $3,177,000 from net income of $2,285,000 or $0.28 per diluted share for the year ended December 31, 2006. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the year.

Continuing Operations:

Loss from continuing operations was $1,368,000 during 2007 as compared to a loss of $1,042,000 during 2006. Results per diluted share from continuing operations were $(0.17) for the year ended December 31, 2007 as compared to $(0.13) per diluted share during 2006. The increased loss from continuing operations during 2007 as compared to 2006 primarily relates to an increase in general and administrative expense of $1,142,000, which primarily relates to certain legal costs, which amounted to $569,000 during 2007, and professional fees incurred in connection with negotiating merger agreements with potential bidders, which amounted to $367,000, which was partially offset by a decrease in personnel related costs, and a decrease in depreciation expense of $619,000 related to the reclassification of Alpine Village Apartments, New Jersey, Summercreek Apartments, Texas and Wellington Estates, Texas, into continuing operations from discontinued operations during the second quarter of 2006.

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

	Residential Real Estate				Commercial Real Estate				Total		Total
	Year ended		Increase		Year ended		Increase		Year ended		Increase
	December 31,		(Decrease)		December 31,		(Decrease)		December 31,		(Decrease)
	2007	2006	$	%	2007	2006	$	%	2007	2006	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Total revenues	$7,765	$7,387	$378	5.1%	$1,655	$1,447	$208	14.4%	$9,420	$8,834	$586	6.6%

Operating expenses	5,174	4,572	602	13.2%	689	703	(14)	(2.0)%	5,863	5,275	588	11.1%

Net operating income	$2,591	$2,815	$(224)	(8.0)%	$966	$744	$222	29.8%	$3,557	$3,559	$(2)	(0.1)%

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,557	$3,559
Depreciation expense	(1,368)	(1,987)
General and administrative expense	(3,617)	(2,475)
Other income	576	843
Interest expense	(1,837)	(1,811)
Income tax benefit	1,321	829
Loss from continuing operations	$(1,368)	$(1,042)

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

Revenues

	Years Ended December 31,
	2007	2006	Increase
Sunrise Ridge, Arizona	$2,870,000	$2,737,000	$133,000
Van Buren Apartments, Arizona	662,000	620,000	42,000
Wellington Estates, Texas	1,775,000	1,736,000	39,000
Alpine Village, New Jersey	1,327,000	1,225,000	102,000
Summercreek, Texas	1,131,000	1,069,000	62,000
Sub-total - Residential Properties	7,765,000	7,387,000	378,000

Royal Mall Plaza, Arizona	710,000	643,000	67,000
Tempe Corporate Center, Arizona	945,000	804,000	141,000
Sub-total- Commercial Properties	1,655,000	1,447,000	208,000

Total Revenues	$9,420,000	$8,834,000	$586,000

Revenues from rental properties amounted to $9,420,000 in 2007, an increase of $586,000 or 6.6%, from $8,834,000 in 2006. The majority of the increase during 2007 is attributable to Sunrise Ridge Apartments, which had an increase in rental revenues of $133,000 or 4.9%, Tempe Corporate Center, which had an increase in rental income of $141,000 or 17.5%, and Alpine Village, which experienced a $102,000 increase in rental revenue of 8.3%.

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

Operating expenses were $5,863,000 in 2007, which is an increase of $588,000, or 11.1%, as compared to $5,275,000 during 2006. The increase for 2007 was primarily related to all residential properties and was comprised of increased upgrades and maintenance costs related to occupancy turnover and required repairs to the properties.  In addition, during the first quarter of 2007 operating expense increased at our Texas properties resulting from severe weather damage requiring non-recurring repairs of approximately $60,000 and increased real estate taxes of $24,000.

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

General and administrative expense increased $1,142,000, or 46.1%, to $3,617,000 in 2007 as compared to $2,475,000 during 2006. This increase was primarily the result of certain legal costs, which amounted to $569,000, and professional fees associated with the contemplated sale of the Company, which amounted to $367,000, which was partially offset by a decrease in personnel related costs.

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

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2007, the Company recognized after-tax income from the wind down of its former oil and gas business of $300,000 as compared to $115,000 during 2006.  The net income from the wind down of the oil and gas business during 2007 relates to a foreign currency gain and interest income during the period.  The income in 2006 is a result of an over provision of withholding taxes related to cash maintained in Canada.

Effects of Inflation

The effects of inflation on the Company’s financial condition are not considered to be material by management.

Liquidity and Capital Resources

At December 31, 2008 and 2007, the Company had working capital, including restricted cash, of $10.3 and $14.6 million, respectively.

The Company had $15.2 million of cash and cash equivalents, including restricted cash, and short-term marketable debt and equity securities at December 31, 2008. This balance is comprised of working capital accounts for its real estate properties and corporate needs, short-term investments in government and corporate securities, including auction rate debt securities, and money market funds and marketable equity securities. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy.

Regarding the investments in short-term marketable debt securities, the Company invests its available funds in high quality investments that are consistent with the Company’s investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers. As it relates to the Company's investment in marketable equity securities, which it sold during 2008, the Company had invested in a publicly traded real estate company. The Company generally does not invest in marketable equity securities and such current investment is considered non-recurring.

The Company held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. These securities were then valued at par and subsequently redeemed in January 2009 at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and at the time of disposition AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second and third quarters of 2008, the Company sold $1.2 million and $250,000, respectively, of its ARS at par value through successful redemptions. In addition, during the second quarter of 2008, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million.  As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities.  During the fourth quarter of 2008, as a result of recent settlements between government entities and our investment advisor, the Company was reimbursed for its $365,000 loss.    This reimbursement offset the loss  and, accordingly, no gain or loss is reflected on the Company’s consolidated financial statements for the year ended December 31, 2008.  The sale of the ARS in a private transaction is considered a one-time transaction by the Company.

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

Net cash provided by operating activities amounted to $42,000 during 2008, while cash flow used in operating activities during 2007 was $1.4 million and $11.4 million in 2006. The 2008 provision of net cash primarily relates to a decrease in prepaid income taxes and income tax receivables of $877,000 and depreciation expense of $1.2 million, which was partially offset by the gain on real estate assets of $1.3 million.  The 2007 use of net cash primarily relates to gains on sales of real estate assets of $1.1 million, a net loss of $0.9 million and an increase in prepaid income taxes and income taxes receivable of $1.1 million, partially offset by depreciation expense of $1.4 million. The 2006 use of net cash primarily relates to gains on sales of real estate assets of $7.1 million and a deferred tax benefit of $7.0 million, partly offset by net income of $2.3 million and a depreciation expense of $2.0 million.

Net cash provided by (used in) investing activities amounted to $9.2 million in 2008, $(2.8) million in 2007, and $48.0 million in 2006. The cash provided by investing activities during 2008 is primarily due to the sale and redemption of marketable securities of $7.3 million and the net proceeds from the sale of real estate assets of $2.2 million.  The cash used in investing activities during 2007 is due to an increase in short-term marketable securities of $3.6 million and capital expenditures related to our real estate properties of $0.9 million, partially offset by proceeds from the sales of real estate assets of $1.7 million.

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

Net cash used in financing activities amounted to $1.1 million in 2008, $0.6 million in 2007, and $33.0 million in 2006. The 2008 and 2007 use of cash reflects the normal annual amortization of long-term debt from debt service payments. The 2006 use of cash reflects the payment of the special dividend of $23.7 million paid to stockholders on June 29, 2006, a cash distribution of $5.4 million paid to the non-controlling joint venture partner related to the sale of the Wilshire Grand Hotel and the repayment of long-term debt of $4.2 million as a result of sales of real estate properties and normal amortization of long-term debt from monthly debt service payments.

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

Name of property	Years ended December 31,
	2008	2007	2006

Residential continuing operations:
Sunrise Ridge	$78,000	$220,000	$223,000
Van Buren	2,000	9,000	94,000
Wellington	60,000	50,000	174,000
Alpine	13,000	12,000	175,000
Summercreek	27,000	21,000	117,000

Commercial continuing operations:
Royal Mall Plaza	-	100,000	242,000
Tempe Corporate	63,000	32,000	305,000

Discontinued operations - residential:
Jefferson Gardens	-	4,000	2,000
Alpine Land (a)	-	355,000	-

Discontinued operations - commercial:
Amboy Towers	12,000	60,000	893,000
Tamarac Office Plaza(b)	2,000	21,000	23,000

Total capital expenditures	$257,000	$884,000	$2,248,000

(a)	Alpine Land represents land and a residential building bought in 2007.
(b)	Tamarac Office Plaza was sold in May 2008.

On June 3, 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2008, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

In February 2005, the Company concluded negotiations with the city of Perth Amboy, New Jersey concerning the redevelopment zone status of its office building (Amboy Towers). The City agreed to name Wilshire as the redeveloper for Amboy Towers and the Company agreed to invest at least $750,000 in capital improvements in the building over the next 18 months (following February 2005), which the Company complied with during 2006.

During March 2005, Wilshire negotiated a long-term lease for new offices in Newark, New Jersey. The lease is for a 65 month term with two renewal options, each for a five-year term, and covers 4,502 rentable square feet at a base rate of $29.00 per square foot.

In January 2008 and December 2008, the Company closed on the sale of two 1 bedroom condominiums at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000 and $154,000, respectively. After payments of closing costs and providing for taxes, the Company realized a gain during the first quarter of 2008 of approximately $62,000 and a gain during the fourth quarter of 2008 of approximately $61,000 from these sales.

In May 2008, the Company closed on the sale of its Tamarac Office Plaza, Florida, office complex for gross proceeds of $2 million.  After payments of closing costs and providing for taxes, the Company realized a net gain of approximately $683,000 from this sale.

See Item 7A of this Annual Report for information regarding certain long-term commitments.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary, whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in the Statement of Operations. The Company repatriated substantially all of its assets, net of liabilities, during 2008.  The Company anticipates that the wind down of its Canadian subsidiary will be completed during 2009.

Long-term debt, consisting solely of mortgage notes payable, totaled the following as of December 31, 2008 and December 31, 2007 –

	2008	2007
Total debt	27,845,000	28,952,000
Less-current portion (1)	4,378,000	518,000
Long term portion (2)	$23,467,000	$28,434,000

(1)	Includes debt associated with discontinued operations of $0 on 2008 and $14,000 in 2007.

(2)	Includes debt associated with discontinued operations of $0 in 2008 and $559,000 in 2007.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2008 are -

Year	Amount
2009	$4,378,000
2010	513,000
2011	543,000
2012	571,000
2013	21,840,000
$27,845,000

At December 31, 2008, the Company had $27,845,000 of mortgage debt and notes outstanding which all bear interest at an average fixed rate of 5.97% and an average remaining life of approximately 3.7 years. The fixed rate mortgages and notes are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt and notes that will be required is as follows:

Year	Amount
2009	$3,870,000
2013	21,743,000
$25,613,000

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

We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows and financial statement schedule listed in the index at Item 15 for each of the three years in the period ended December 31, 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2008 and 2007, and their results of operations and cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 31, 2009

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,023,000	$4,843,000
Restricted cash	195,000	257,000
Marketable debt securities, available-for-sale, at fair value	2,000,000	7,925,000
Marketable equity securities, available-for-sale, at fair value	-	1,432,000
Accounts receivable, net	173,000	201,000
Prepaid income taxes and income taxes receivable	773,000	1,650,000
Deferred income taxes	-	26,000
Prepaid expenses and other current assets	1,329,000	1,431,000
Total current assets	17,493,000	17,765,000
Property and equipment:
Real estate properties	38,876,000	38,632,000
Real estate properties - held for sale	4,638,000	5,947,000
	43,514,000	44,579,000
Less:
Accumulated depreciation and amortization	17,293,000	16,104,000
Accumulated depreciation and amortization – property held for sale	371,000	856,000
	25,850,000	27,619,000
Total assets	$43,343,000	$45,384,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,378,000	$503,000
Accounts payable	1,342,000	1,528,000
Income taxes payable	77,000	81,000
Accrued liabilities	1,066,000	556,000
Deferred income	87,000	147,000
Current liabilities associated with discontinued operations	264,000	292,000
Total current liabilities	7,214,000	3,107,000
Noncurrent liabilities:
Long-term debt, less current portion	23,467,000	27,861,000
Deferred income taxes	597,000	595,000
Deferred income	89,000	112,000
Noncurrent liabilities associated with discontinued operations	-	573,000
Total liabilities	31,367,000	32,248,000

Commitments and contingencies

Stockholders' equity:

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2008 and 2007	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares in 2008 and 2007	10,014,000	10,014,000
Capital in excess of par value	9,309,000	9,202,000
Treasury stock, 2,087,296 shares at December 31, 2008 and 2007, at cost	(9,867,000)	(9,885,000)
Retained earnings	2,520,000	3,881,000
Accumulated other comprehensive loss	-	(76,000)
Total stockholders’ equity	11,976,000	13,136,000
Total liabilities and stockholders' equity	$43,343,000	$45,384,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
Revenues	$9,203,000	$9,420,000	$8,834,000

Costs and expenses
Operating expenses	5,892,000	5,863,000	5,275,000
Depreciation expense	1,188,000	1,368,000	1,987,000
General and administrative	3,816,000	3,617,000	2,475,000
Total costs and expenses	10,896,000	10,848,000	9,737,000

Loss from operations	(1,693,000)	(1,428,000)	(903,000)

Other income
Dividend and interest income	415,000	540,000	836,000
Loss on sale of marketable securities	(188,000)
Other income	-	36,000	7,000

Interest expense	(1,776,000)	(1,837,000)	(1,811,000)

Loss before benefit for income taxes	(3,242,000)	(2,689,000)	(1,871,000)

Income tax benefit	(1,343,000)	(1,321,000)	(829,000)

Loss from continuing operations	(1,899,000)	(1,368,000)	(1,042,000)

Discontinued operations - real etate, net of taxes
Loss from operations	(592,000)	(512,000)	(1,021,000)
Gain from sales	806,000	688,000	4,233,000

Discontinued operations - oil & gas, net of taxes
Income from operations	324,000	300,000	115,000

Net income (loss)	$(1,361,000)	$(892,000)	$2,285,000

Basic earnings (loss) per share:
Loss from continuing operations	$(0.24)	$(0.17)	$(0.13)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.06)	(0.13)
Real estate - gain on sales	0.10	0.09	0.54
Oil and gas – income from operations	0.04	0.03	0.01
Net income (loss) applicable to common stockholders	$(0.17)	$(0.11)	$0.29
Diluted earnings (loss) per share:
Loss from continuing operations	(0.24)	(0.17)	$(0.13)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.06)	(0.13)
Real estate - gain on sales	0.10	0.09	0.53
Oil and gas – income from operations	0.04	0.03	0.01
Net income (loss) applicable to common stockholders	$(0.17)	$(0.11)	$0.28

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2008, 2007 and 2006

	Non- controlling Interest in Joint Venture	Preferred Stock		Common Stock		Capital in Excess of	Unearned	Retained	Treasury	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Partner	Shares	Amount	Shares	Amount	Par Value	Compensation	Earnings	Stock	Income (Loss)	Income (Loss)	Equity

Balance, December 31, 2005	$6,680,000	-	$-	10,013,544	$10,014,000	$9,029,000	$(133,000)	$26,185,000	$(10,067,000)	$144,000		$41,852,000
Net income								2,285,000			$2,285,000	2,285,000
Change in unrealized loss on marketable securities, net of income tax benefit of $301,000										(76,000)	(76,000)	(76,000)
Comprehensive income											$2,209,000

Cash dividend								(23,697,000)				(23,697,000)
Issuance of shares of common stock for services, net of forfeitures						(146,000)			321,000			175,000
Compensation associated with stock options						(133,000)	133,000					-
Amortization of compensation associated with stock and stock option awards						234,000						234,000
Exercise of stock options									290,000			290,000
Purchase of treasury stock									(462,000)			(462,000)
Disposition of interest in joint venture	(6,678,000)											(6,678,000)
Balance, December 31, 2006	2,000	-	-	10,013,544	10,014,000	8,984,000	-	4,773,000	(9,918,000)	68,000		13,923,000
Net loss								(892,000)			$(892,000)	(892,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $77,000										(144,000)	(144,000)	(144,000)
Comprehensive loss											$(1,036,000)

Amortization of compensation associated with stock and stock option awards						218,000						218,000
Exercise of stock options									33,000			33,000
Disposition of interest in joint venture	(2,000)											(2,000)

Balance, December 31, 2007	-	-	-	10,013,544	10,014,000	9,202,000	-	3,881,000	(9,885,000)	(76,000)		13,136,000
Net loss								(1,361,000)			$(1,361,000)	(1,361,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $50,000										76,000	76,000	76,000
Comprehensive loss											$(1,285,000)
Grant of 6,133 shares of restricted stock						(18,000)			18,000			-
Amortization of compensation associated with stock and stock option awards						125,000						125,000

Balance, December 31, 2008	$-	-	$-	10,013,544	$10,014,000	$9,309,000	-	$2,520,000	$(9,867,000)	$-		$11,976,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,361,000)	$(892,000)	$2,285,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,188,000	1,368,000	2,021,000
Stock-based compensation expense	125,000	218,000	235,000
Deferred income tax (benefit)	28,000	(31,000)	(6,965,000)
Decrease in deferred income	(83,000)	(9,000)	(3,000)
Other expense – non-controlling interest of joint venture partner	-	-	549,000
Loss on sales of marketable securities	188,000	-	-
Gain on sales of real estate assets	(1,344,000)	(1,147,000)	(7,055,000)
Changes in operating assets and liabilities -
Decrease in accounts receivable	28,000	34,000	62,000
Decrease (increase) in prepaid income taxes and income taxes receivable	877,000	(1,083,000)	792,000
Decrease in prepaid expenses and other current assets	102,000	234,000	264,000
(Decrease) increase in accounts payable, accrued liabilities and income taxes payable	294,000	(64,000)	(3,618,000)
Net cash provided by (used in) operating activities	42,000	(1,372,000)	(11,433,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures - real estate	(257,000)	(882,000)	(3,499,000)
Net capital expenditures - oil & gas	-	-	(5,000)
Proceeds from sales and redemptions of marketable securities	7,257,000	-	-
Purchase of mortgage notes and loans receivable	-	-	-
Proceeds from mortgage notes receivable	-	-	536,000
Proceeds from sales of real estate	2,182,000	1,729,000	22,669,000
(Increase) decrease in short-term marketable securities	-	(3,554,000)	17,731,000
(Increase) decrease in restricted cash	62,000	(45,000)	10,522,000
Net cash provided by (used in) investing activities	9,244,000	(2,752,000)	47,954,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	-	416,000
Principal payments of long-term debt	(1,106,000)	(666,000)	(4,150,000)
Proceeds from exercise of stock options	-	33,000	290,000
Purchase of treasury stock	-	-	(462,000)
Cash distributions to non-controlling interest of joint venture partner	-	(2,000)	(5,397,000)
Payment of cash dividend	-	-	(23,697,000)
Net cash used in financing activities	(1,106,000)	(635,000)	(33,000,000)

Net increase (decrease) in cash and cash equivalents	8,180,000	(4,759,000)	3,521,000
CASH AND CASH EQUIVALENTS, beginning of year	4,843,000	9,602,000	6,081,000
CASH AND CASH EQUIVALENTS, end of year	$13,023,000	$4,843,000	$9,602,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$1,732,000	$1,824,000	$1,993,000
Income taxes, net	$(2,135,000)	$580,000	$9,868,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:

On May 4, 2006, a joint venture in which the Company owned a 50% interest and was the controlling shareholder, sold its principal asset, the Wilshire Grand Hotel. As a result of this sale, the other partner to the joint venture, Proud Three LLC, received a cash distribution of $5.4 million and wrote-down its remaining interest in the joint venture by $1.8 million to $2,000.  The joint venture was dissolved during 2007.

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies:

Wilshire Enterprises, Inc. (“Wilshire” or “the Company”) is engaged in acquiring, owning and managing real estate properties and real estate related securities. The Company’s real estate holdings are located in the states of Arizona, New Jersey and Texas. The Company’s real estate holdings are owned both in its own name and through holding companies and limited liability companies. The Company also maintains investments in marketable securities, which are classified as available-for-sale.

The Company had been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000, recording a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the 2008, 2007 and 2006 consolidated financial statements include the continuing reconciliation process between the Company and its joint interest partners, final assessments from various governmental bodies for tax audits and other matters and changes in estimates for the remaining obligations related to the wind-up of the oil and gas businesses.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries and controlled joint venture for the years ended December 31, 2008, 2007 and 2006. All significant intercompany account balances and transactions have been eliminated in consolidation. At December 31, 2006, the Company had a 50% ownership in a joint venture that was consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) (“FIN 46R”), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” The “minority interest” in this investment is included in Stockholders’ Equity under the caption “Non-controlling interest of joint venture partner.” This joint venture was dissolved as of December 31, 2007.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents and marketable debt securities:

Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents and marketable investments. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Marketable debt investments consist primarily of auction rate interest bearing securities whose interest rates reset every seven to 45 days. These securities are redeemable at each interest rate reset date. Wilshire maintains its cash in the United States in bank accounts ($6,063,000) and brokerage and securities accounts ($9,048,000). The balances maintained in bank accounts may, at times, exceed Federally insured limits. At December 31, 2008, cash balances in banks that exceeded Federally insured limits amounted to $5,085,000. Investments in accounts maintained at brokerage houses consist of funds held in highly liquid money market accounts ($7,048,000) and short-term, mainly tax-exempt or tax advantaged, investments ($2,000,000) that are subject to the Company’s investment policy guidelines concerning credit rating, concentrations and size of transaction. At December 31, 2008, these short-term securities were comprised principally of auction rate securities that have short-term interest rate reset and redemption features, usually every seven to 45 days. The Company also has $106,000 in cash with its Canadian subsidiary that is being invested in short-term deposits at a major Canadian bank. The funds at the Canadian subsidiary are expected to be repatriated to the United States during 2009, and represent principally the only assets currently held outside of the United States.

Restricted cash represents $195,000 of residential tenant deposits for Company properties located in New Jersey.

Marketable equity securities:

The Company held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days. As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. These securities were then valued at par and subsequently redeemed in January 2009 at par. Available-for-sale securities are carried at estimated fair value, based on available information. Consistent with our policy, all ARS investments were rated at the time of purchase and at the time of disposition AAA or the equivalent thereto.   Beginning in February 2008, with the liquidity issues in the global credit and capital markets, the Company was informed that there was insufficient demand at auction for its ARS investments. As a result, auctions for these securities began to fail and by March 31, 2008, all normal market activity had essentially ceased. During the second and third quarters of 2008, the Company sold $1.2 million and $250,000, respectively, of its ARS at par value through successful redemptions. In addition, during the second quarter of 2008, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million.  As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities.  During the fourth quarter of 2008, as a result of recent settlements between government entities and our investment advisor, the Company was reimbursed for its $365,000 loss.     This reimbursement offset the loss recorded during the second quarter 2008,  and, accordingly, no gain or loss is reflected on the Company’s consolidated financial statements for the year ended December 31, 2008.  The sale of the ARS in a private transaction is considered a one-time transaction by the Company.

During June 2008, the Company sold its investment of marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million.  As a result of this sale, the Company recognized a loss from the sale of securities of $188,000.

The Company periodically reviews available-for-sale securities for impairment that is other than temporary. At December 31, 2008 and 2007, no write down was required to record other than temporary impairment of securities.

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

Following are the major categories of assets measured at fair value on a recurring basis during the year ended December 31, 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents and restricted cash	$13,218,000	$-	$-	$13,218,000
Marketable debt securities	-	2,000,000	-	2,000,000
	$13,218,000	$2,000,000	$-	$15,218,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in commercial paper, money market funds, asset-backed securities and corporate bonds. The major portion of the cash equivalents is invested in money market funds and are priced at fair value and actively traded, thus recorded in Level 1 above.

The Company’s investments in short-term and long-term investment securities are exposed to price fluctuations. The fair value measurements for short-term and long-term investment securities are based upon the quoted price in active markets multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company sold the marketable debt securities in January 2009 at par.

Deferred loan costs:

Prepaid expenses and other current assets include deferred loan costs of $196,000 at December 31, 2008 and $254,000 at December 31, 2007. Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $57,000 in 2008, $56,000 in 2007 and $52,000 in 2006. Deferred loan costs relate to mortgage loans for continuing real estate properties.

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

The composition of the Company’s real estate and other properties follows:

	December 31,
	2008	2007

Real estate and other properties:
Land	$3,378,000	$3,378,000
Building	26,779,000	26,563,000
Furniture, fixtures and equipment	8,720,000	8,691,000

Accumulated depreciation	(17,293,000)	(16,104,000)

Net real estate and other properties	21,584,000	22,528,000

Real estate held for sale:
Land	1,043,000	1,259,000
Building	3,400,000	4,283,000
Furniture, fixtures and equipment	194,000	405,000

Accumulated depreciation	(371,000)	(856,000)

Net real estate held for sale	4,266,000	5,091,000

Net real estate and other properties	$25,850,000	$27,619,000

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

Management does not believe at December 31, 2008 and 2007 that the value of any of its properties is impaired.

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

Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2008 and 2007, the Company had a zero valuation allowance.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) . FIN 48 clarifies the criteria for recognizing tax benefits related to uncertain tax positions under SFAS 109 and requires additional financial statement disclosure. FIN 48 requires that the Company recognize, in its consolidated financial statements, the impact of a tax position if that position is more likely than not to be sustained upon examination, based on the technical merits of the position. FIN 48 also requires explicit disclosure about the Company’s uncertainties related to the income tax position, including a detailed roll-forward of tax benefits taken that do qualify for financial statement recognition. Adoption of FIN 48 had no impact on the Company’s consolidated results of operations or financial position.

Foreign operations:

The assets and liabilities of the Company’s substantially liquidated Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. In 2008, 2007 and 2006, foreign currency translation losses totaling $82,000, $272,000 and $26,000, respectively were included in the statements of operations.

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

In computing diluted earnings (loss) per share for the years ended December 31, 2008, 2007 and 2006, the assumed exercise of all of Wilshire’s outstanding stock options, adjusted for application of the treasury stock method, would have increased the weighted average number of shares outstanding as shown in the earnings (loss) per share calculation table below.

	2008	2007	2006
Numerator-
Net income (loss) – Basic and Diluted	$(1,361,000)	$(892,000)	$2,285,000

Denominator-
Weighted average common shares outstanding – Basic	7,924,299	7,922,303	7,887,777
Incremental shares from assumed conversions of stock options	-	-	127,234
Weighted average common shares outstanding – Diluted	7,924,299	7,922,303	8,015,011

Basic earnings (loss) per share:	$(0.17)	$(0.11)	$0.29

Diluted earnings (loss) per share:	$(0.17)	$(0.11)	$0.28

For the year ended December 31, 2008, 110,880 of potentially dilutive securities have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred a net loss during the year ended December 31, 2008. For the year ended December 31, 2007, 33,032 of potentially dilutive securities have been excluded in the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred a net loss during the year ended December 31, 2007.

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

The Company has adopted the provisions of SFAS 123(R) effective January 1, 2006. During 2008, 2007 and 2006, the Company recorded charges of $90,000, $107,000 and $94,000 , respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of applying SFAS 123(R) on basic and diluted earnings (loss) per share was $0.01 for the years ended December 31, 2008 and 2007.

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

The following table outlines the variables used in the Black-Scholes option-pricing model.

	2007	2006

Risk free interest rate	5.04%	5.03%
Volatility	51.51%	18.90%
Dividend yield	-	-
Expected option life	10 years	10 years

As of December 31, 2008 and 2007, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $109,000 and $199,000, respectively, which will be recognized over a remaining average period of 1.6 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to non-employee directors at December 31, 2008 is as follows:

Year ending December 31, 2009	$62,000
Year ending December 31, 2010	33,000
Year ending December 31, 2011	14,000
$109,000

Accumulated other comprehensive income (loss):

Comprehensive income (loss) includes net income (loss) and unrealized gain (loss) on available-for-sale securities.

Comprehensive loss for the year ended December 31, 2008 is as follows:

	Before Tax	Income Tax Benefit (Expense)	After Tax

Net loss	$(1,361,000)	$-	$(1,361,000)
Reclassification adjustment	553,000	(219,000)	334,000
Unrealized loss arising during year	(427,000)	169,000	(258,000)

Total comprehensive loss	$(1,235,000)	$(50,000)	$(1,285,000)

Changes in the components of accumulated other comprehensive income (loss), net of taxes for the years 2008, 2007 and 2006 are as follows:

Unrealized Gains (Losses) on Available- for-Sale Securities
BALANCE, December 31, 2005	$144,000
Change for the year 2006	(76,000)
BALANCE, December 31, 2006	68,000
Change for the year 2007	(144,000)
BALANCE, December 31, 2007	(76,000)
Change for the year 2008	76,000
BALANCE, December 31, 2008	$-

Advertising expense:

The Company advertises for tenants for its properties through various media, including print and internet. Advertising costs are expensed as incurred and amounted to $141,000 in 2008, $150,000 in 2007 and $112,000 in 2006.

2.	Discontinued operations:

During 2008, the Company sold two condominiums at Jefferson Gardens in Sussex, New Jersey and its Tamarac Office Plaza in Florida for a gross sales price of $2,303,000 and an after tax-tax gain of $806,000.

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

The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2008, the Company’s residential apartment complex known as Jefferson Gardens Condominiums (Sussex, New Jersey) and its office buildings Amboy Towers (Perth Amboy, New Jersey) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

During 2008, 2007 and 2006, the Company recorded income, net of taxes from operating its oil and gas businesses of $324,000, $300,000 and $115,000, respectively. The income from operating the oil and gas business in 2008, 2007 and 2006 reflects the foreign currency exchange gains which were partially offset by professional fees associated with the wind down of the oil and gas businesses, the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale and adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business.

3.	Long-term debt:

Long-term debt as of December 31 consists of the following:

	2008	2007

Mortgage notes payable (a)	$3,540,000	$4,234,000
Mortgage notes payable (b)	20,412,000	20,762,000
Mortgage notes payable (c)	3,893,000	3,956,000

Totals	27,845,000	28,952,000
Less current portion	4,378,000	518,000

Long-term debt	$23,467,000	$28,434,000

Long-term debt applicable to discontinued operations:
Included in current liabilities	$-	$14,000
Included in non-current liabilities	-	559,000

Totals	$-	$573,000

(a)
Mortgage note payable to Capital One NA payable in monthly installments, bearing interest at a weighted average effective rate of 5.125%. This mortgage note is secured by a first mortgage interest in a  commercial real estate property in Arizona. The note is being amortized over a 25-year period and matures in February 2013, with a balloon principal payment due at maturity. At December 31, 2008, the property securing this note had an approximate net book value of $2,366,000.

(b)
Mortgage notes payable to four real estate mortgage conduits arranged by Wachovia Bank that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013, with a balloon principal payment due at maturity. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2008, had an approximate net book value of $13,103,000.

(c)
Mortgage note payable to Orix Real Estate Capital Markets that is payable in monthly installments of principal and interest, bearing interest at 7.9%. The note is being amortized over a 30-year period and matures in June 2009, with a balloon principal payment due at maturity. The note is secured by residential property located in Texas that at December 31, 2008 had an approximate net book value of $4,769,000.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2008 are as follows:

Year	Amount
2009	$4,378,000
2010	513,000
2011	543,000
2012	571,000
2013	21,840,000

$27,845,000

4.	Commitments and contingencies:

Commercial leases:

Wilshire leases commercial space to tenants for periods of up to seven years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in the five years subsequent to December 31, 2008 is as follows:

Year	Amount
2009	$1,631,000
2010	1,311,000
2011	742,000
2012	429,000
2013	214,000
$4,327,000

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimum rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of the percentage of tenants’ reported sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2008 were not material.

Residential leases:

Lease terms for residential tenants are usually one year or less.

City of Perth Amboy, New Jersey:

Wilshire achieved a settlement agreement with the City of Perth Amboy, New Jersey, regarding the redevelopment zone status of its office building, Amboy Towers. In an agreement signed in February 2005, the City agreed to name the Company as the redeveloper for Amboy Towers and Wilshire agreed to invest at least $750,000 in capital improvements in the building over the 18-month period commencing with the signing of the agreement. The Company satisfied its commitment during 2006 and has spent approximately $970,000 through December 31, 2008 on capital improvements since reaching this agreement.

Headquarters lease:

Wilshire entered into an agreement to lease office space for its headquarters at 1 Gateway Center in Newark, New Jersey. The effective date of the lease is April 1, 2005 and it is for a 65 month period with two renewal options, each for a five-year period. The base rent in the lease is $29.00 per square foot, with Wilshire receiving five months of free rent in the third year of the lease agreement. Base rental expense is recognized on a straight-line basis and amounts to $121,000 per year. The future minimum rental payments are $131,000 for the year ending December 31, 2009 and $87,000 for the year ending December 31, 2010.

During 2007, the Company received a rent abatement in accordance with the lease for five months. Rental expense for all of the Company’s offices amounted to approximately $148,000 in 2008, $93,000 in 2007 and $140,000 in 2006.

Rights plan:

On December 3, 2008, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock.  The dividend was paid on December 15, 2008 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Stock”) at a price of $6.50 per one one-thousandth of a share of Preferred Stock, subject to adjustment.  The description and terms of the Rights are set forth in a Qualified Offer Plan Rights Agreement dated as of December 4, 2008, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”).  The Rights will expire on December 4, 2018 (the “Final Expiration Date”), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

Under the Rights Agreement, the rights are exercisable upon the earlier of (i) 10 days following a public announcement that a person or group of affiliated or associated persons has become an "Acquiring Person" or (ii) 10 business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated or associated persons becomes an Acquiring Person) following the commencement of, or announcement of an intention to make, a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 20% or more of the outstanding shares of common stock.  Except in certain situations, a person or group of affiliated or associated persons becomes an Acquiring Person upon acquiring beneficial ownership of 20% or more of the outstanding shares of common stock.  Subject to certain exceptions, any person or group of affiliated or associated persons owning 20% or more of such shares as of the time the execution of the Rights Agreement was announced in December 2008 shall not be deemed to be an Acquiring Person unless and until such time as such person or group shall, after the time of such announcement, become the beneficial owner of any additional shares of common stock.

In the event that any person or group of affiliated or associated persons becomes an Acquiring Person, each holder of a Right, other than Rights beneficially owned by the Acquiring Person (which will thereupon become void), will thereafter have the right to receive upon exercise of a Right that number of shares of common stock having a market value of two times the exercise price of the Right.

The Rights will not become exercisable in connection with a “Qualified Offer,” which is an all-cash tender offer for all outstanding common stock that is fully financed, remains open for a period of at least 60 business days, results in the offeror owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as the initial offer and meets certain other requirements.

In connection with the adoption of the Rights Agreement, the Board of Directors also adopted an annual independent director evaluation mechanism.  Under this mechanism, an independent Board committee will review, on an ongoing basis, the Rights Agreement and developments in rights plans generally, and, if it deems appropriate, recommend modification or termination of the Rights Agreement.  This independent committee will report to the Company’s Board at least once each year as to whether the Rights Agreement continues to be in the best interests of the Company’s stockholders.

The Company's prior rights plan  expired on August 31, 2008, pursuant to its terms.  The Prior Agreement was scheduled to expire on August 31, 2008, unless extended by stockholders at the Company's 2008 annual meeting.

Share repurchase authorization:

On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2008, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share.

5.	Stock option plans:

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

Stock option grants under the 2004 Director Plan amounted to 25,000 options in 2007 and 2006. No options were granted under the 2004 Incentive Plan in 2008, 2007 or 2006.

The number and terms of the options granted under these plans are determined by the Company’s Compensation Committee (the Committee) based on the fair market value of the Company’s common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

A summary of option activity under the option plans as of December 31, 2008, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2008	135,000	$6.26	7.2	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options terminated and expired	(5,000)	6.00	-	-
Options outstanding at December 31, 2008	130,000	$6.27	6.5	$-

Options exercisable at December 31, 2008	91,500	$5.95	5.9	$-

Options for 33,250 shares had vested during 2008 with a weighted average remaining contractual life of 7.7 years and a weighted average grant date fair value of $1.93 per share.

Options for 19,750 shares will vest during 2009 with a weighted average grant date fair value of $1.40 per share.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested shares at January 1, 2008	34,467	$7.65

Shares Granted	6,133	3.05
Shares Vested	(26,834)	5.24
Shares Forfeited	(6,133)	6.30

Nonvested shares at December 31, 2008	7,633	$3.90

During 2006, 29,500 restricted shares of common stock were granted to employees under the 2004 Incentive Plan. The employee’s right to receive these restricted shares vests over a three-year period. Compensation expense for the year ended December 31, 2006 includes $42,000 related to the issuance of restricted shares in 2006. Also during 2006, 22,465 shares of common stock were granted to employees under the 2004 Incentive Plan without any restrictions. These shares were issued in satisfaction of incentive bonus awards that had been accrued and expensed in 2005.  The Company recognized compensation expense associated with the issuance of restricted shares of $35,000, $111,000 and $140,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

6.	Income taxes

The Company did not have any foreign operations included in continuing operations for the years ended December 31, 2008, 2007 and 2006.

Provision (benefit) for income taxes consists of the following:

	2008	2007	2006
Continuing Operations:
Federal:
Current	$(1,310,000)	$(1,194,000)	$(264,000)
Deferred	100,000	34,000	(416,000)
	(1,210,000)	(1,160,000)	(680,000)
State:
Current	(10,000)	25,000	(159,000)
Deferred	(123,000)	(186,000)	10,000
	(133,000)	(161,000)	(149,000)

Total Continuing	$(1,343,000)	$(1,321,000)	$(829,000)

Discontinued Operations:
Real Estate:
Federal
Current	$200,000	$107,000	$2,262,000
Deferred	0	0	(347,000)
	200,000	107,000	1,915,000
State:
Current	44,000	21,000	831,000
Deferred	0	0	(159,000)
	44,000	21,000	672,000

Total Real Estate	$244,000	$128,000	$2,587,000

Oil and Gas:
Federal:
Current	$0	$0	$0
Deferred	0	0	0
	0	0	0
State:
Current	0	0	0
Deferred	0	0	0
	0	0	0
Foreign:
Current	(85,000)	0	(215,000)
Deferred	0	0	0
	(85,000)	0	(215,000)

Total Oil & Gas	$(85,000)	$0	$(215,000)

Totals	$(1,184,000)	$(1,193,000)	$1,543,000

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate from continuing operations is as follows:

	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Federal income tax benefit at statutory rate	$(1,135,000)	35.0%	$(941,000)	35.0%	$(607,000)	32.4%
State tax benefit including Federal impact	(130,000)	4.0	(105,000)	3.9	(96,000)	5.1
Dividend exclusion	(22,000)	0.7	(41,000)	1.5	(29,000)	1.5
Tax-exempt interest	(67,000)	2.1	(88,000)	3.3	(96,000)	5.1
Other	11,000	(0.3)	(146,000)	5.4	(1,000)	0.1
Total tax benefit / Effective tax rate (benefit)	$(1,343,000)	41.5%	$(1,321,000)	49.1%	$(829,000)	44.2%

Significant components of deferred tax liabilities as of December 31, 2008 and 2007 were as follows:

	2008	2007

Tax over book depreciation, depletion and amortization - Oil and gas and real estate properties - U.S.	$923,000	$748,000
State net loss carryover	(265,000)	(119,000)
Deferred gains on sales of real estate properties - U.S.	-	80,000
Deferred income	(70,000)	(104,000)
Restricted stock	5,000	11,000
Unrealized loss on marketable securities	4,000	(47,000)

Net deferred tax liabilities	597,000	569,000
Current of deferred tax asset	-	26,000

Noncurrent deferred tax liabilities	$597,000	$595,000

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

7.	Segment information:

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

Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated income (loss) from continuing operations for each of the three years in the period ended December 31, 2008. Asset information is not reported since Wilshire does not use this measure to assess performance.

	2008	2007	2006
Real estate revenue:
Residential	$7,770,000	$7,765,000	$7,387,000
Commercial	1,433,000	1,655,000	1,447,000
Totals	$9,203,000	$9,420,000	$8,834,000

Real estate operating expenses:
Residential	$5,192,000	$5,174,000	$4,572,000
Commercial	700,000	689,000	703,000
Totals	$5,892,000	$5,863,000	$5,275,000

Net operating income (“NOI”):
Residential	$2,578,000	$2,591,000	$2,815,000
Commercial	733,000	966,000	744,000
Totals	$3,311,000	$3,557,000	$3,559,000

Capital improvements:
Residential	$180,000	$312,000	$783,000
Commercial	77,000	132,000	546,000
Totals	$257,000	$444,000	$1,329,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$3,311,000	$3,557,000	$3,559,000
Total other income, including net investment income	227,000	576,000	843,000
Depreciation expense	(1,188,000)	(1,368,000)	(1,987,000)
General and administrative expense	(3,816,000)	(3,617,000)	(2,475,000)
Interest expense	(1,776,000)	(1,837,000)	(1,811,000)
Income tax benefit	1,343,000	1,321,000	829,000

Loss from continuing operations	$(1,899,000)	$(1,368,000)	$(1,042,000)

8.	Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2008 and 2007, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

9.	Fair value of financial instruments

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $29.3 million at December 31, 2008, which is greater than the carrying value by $1.4 million. At December 31, 2007, mortgage notes payable had an estimated fair value based on discounted cash flow models of approximately $28.8 million, which is lower than the carrying value by $0.1 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2008.

10.	Other matters

A complaint was filed on August 8, 2008 in the Superior Court of New Jersey, Chancery Division, Essex County, by Pennsylvania Avenue Funds as plaintiff individually and on behalf of the public stockholders of the Company, in connection with the proposed merger of the Company with a wholly-owned subsidiary of NWJ Apartment Holdings Corp., an affiliate of NWJ Companies, Inc., a privately owned real estate development company.  The Company, its directors, NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. are named as defendants.  The complaint alleges, among other things, three causes of action:  (i) breach of fiduciary duty by the directors as a result of their alleged failure to maximize shareholder value, (ii) breach of fiduciary duty by the directors as a result of their alleged failure to disclose to the Company’s stockholders all information material to the stockholder’s decision about the merger and (iii) aiding and abetting by the NWJ entities of the directors’ alleged breach of fiduciary duties.  The Company regards the complaint as completely without merit. Although the parties had entered into a Memorandum of Understanding, dated September 9, 2008 (the “MOU”) as a first step toward a settlement of the litigation, the stipulation of settlement contemplated by the MOU was never executed.  The contemplated transaction with NWJ was never consummated, thus mooting the litigation.  In February 2009, the plaintiff’s counsel applied for an award of attorneys’ fees and expenses in the amount of $215,000, even though the contemplated transaction with NWJ was never consummated and by the terms of the MOU, the plaintiff was therefore not entitled to any attorneys’ fees.  Following oral argument on March 27, 2009, the court denied plaintiff’s motion in its entirety.

On December 5, 2008, the Company commenced litigation in the Superior Court of New Jersey, Chancery Division, Essex County, against David Gorman, Kern, Suslow Securities, Inc., KSS Capital Markets and Don Brenner for, among other things, breach of a contract and the rescission of the sale of approximately 6% of the Company’s shares from Mr. Brenner to Bulldog Investors General Partnership ("Bulldog").  The Company believes that Mr. Gorman, Kern, Suslow Securities, Inc. and KSS Capital Markets breached a confidentiality agreement with the Company by trading in the stock of the Company and/or facilitating the sale of Mr. Brenner's shares to Bulldog in violation of that agreement.  On December 30, 2008, the Company amended its complaint to add Bulldog, Phillip Goldstein and Andrew Dakos as defendants in the action.  On January 9, 2009, the Court issued an Order to Show Cause temporarily enjoining and restraining Mr. Gorman, Kern, Suslow Securities, Inc. and KSS Capital Markets from assisting any person in acquiring any securities or assets of the Company, and from further violating the terms of their confidentiality agreement with the Company.  The Court declined to issue temporary restraints with respect to the approximately 6% of the Company's shares that were sold from Mr. Brenner to Bulldog.  The Company's application for a preliminary injunction is currently scheduled to be heard by the Court on April 28, 2009.

Although the Company cannot provide complete assurances regarding matters outside of its control, the Company does not expect to incur any additional expenses in connection with the preliminary investigation previously undertaken by the Company and disclosed in its reports filed with the Securities and Exchange Commission.

11.	Quarterly data (Unaudited)

The following represents the Company’s consolidated results of operations for each quarter for the years ended December 31, 2008 and 2007. The earnings per share amounts may not total to the earnings per share for the full year.

	Quarter Ended
	March 31	June 30	September 30	December 31
2008:

Revenues	$2,251,000	$2,323,000	$2,334,000	$2,295,000

Costs and expenses:
Operating expenses	1,432,000	1,472,000	1,469,000	1,519,000
Depreciation expense	326,000	292,000	284,000	286,000
General and administrative	743,000	1,054,000	1,051,000	968,000
Total costs and expenses	2,501,000	2,818,000	2,804,000	2,773,000

Loss from operations	(250,000)	(495,000)	(470,000)	(478,000)

Dividend and interest income	138,000	134,000	80,000	63,000
Gain (loss) on sale of marketable securities		(553,000)		365,000
Other income (loss)	1,000	0	0	(1,000)
Interest expense including amortization of deferred financing costs	(465,000)	(428,000)	(443,000)	(440,000)
Loss before benefit from income taxes	(576,000)	(1,342,000)	(833,000)	(491,000)
.
Income tax benefit	(263,000)	(476,000)	(380,000)	(224,000)

Loss from continuing operations	(313,000)	(866,000)	(453,000)	(267,000)

Discontinued operations - real estate gain from sales	61,000	686,000	0	59,000
Discontinued operations - real estate	(92,000)	(178,000)	(120,000)	(202,000)
Discontinued operations - oil & gas	40,000	(130,000)	277,000	137,000

Net loss	$(304,000)	$(488,000)	$(296,000)	$(273,000)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.11)	$(0.06)	$(0.03)
Discontinued operations	0.00	0.05	0.02	(0.00)
Net loss	$(0.04)	$(0.06)	$(0.04)	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.11)	$(0.06)	$(0.03)
Discontinued operations	0.00	0.05	0.02	(0.00)
Net loss	$(0.04)	$(0.06)	$(0.04)	$(0.03)

	Quarter ended
	March 31	June 30	September 30	December 31
2007:
Revenues	$2,280,000	$2,352,000	$2,412,000	$2,376,000

Costs and expenses:
Operating expenses	1,490,000	1,416,000	1,435,000	1,522,000
Depreciation expense	381,000	353,000	364,000	270,000
General and administrative	1,018,000	727,000	892,000	980,000
Total costs and expenses	2,889,000	2,496,000	2,691,000	2,772,000

Loss from operations	(609,000)	(144,000)	(279,000)	(396,000)

Dividend and interest income	125,000	144,000	137,000	134,000
Other income (loss)	3,000	1,000	48,000	(16,000)
Interest expense including amortization of deferred financing costs	(442,000)	(446,000)	(447,000)	(502,000)

Loss before provision for taxes	(923,000)	(445,000)	(541,000)	(780,000)
Income tax benefit	(363,000)	(229,000)	(175,000)	(554,000)

Loss from continuing operations	(560,000)	(216,000)	(366,000)	(226,000)

Discontinued operations – real estate gain from sales	426,000	61,000	123,000	78,000
Discontinued operations - real estate	(186,000)	(167,000)	(168,000)	9,000
Discontinued operations - oil & gas	92,000	179,000	205,000	(176,000)

Net loss	$(228,000)	$(143,000)	$(206,000)	$(315,000)

Basic earnings (loss) per share:
Continuing operations	$(0.07)	$(0.03)	$(0.05)	$(0.02)
Discontinued operations	0.04	0.01	0.02	(0.01)
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$(0.07)	$(0.03)	$(0.05)	$(0.02)
Discontinued operations	0.04	0.01	0.02	(0.01)
Net loss	$(0.03)	$(0.02)	$(0.03)	$(0.03)

Item 15

Real Estate and Accumulated Depreciation
December 31, 2008
($ in 000s)

Column A	Column B	Column C Initial Cost		Column D Costs Capitalized Subsequent To Acquisition		Column E Gross Amount At Which Carried as of December 31, 2008			Column F	Column H	Column I
Description	Encum- brances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation is Computed

Arizona
340 unit garden apartment complex	$9,838	$800	$5,600	$-0-	$3,702	$800	$9,302	$10,102	$5,045	1992	Various
51,000 square foot office building	$3,540	$313	$2,384	$-0-	$2,272	$313	$4,656	$4,969	$2,604	1992	Various

Texas
228 unit apartment complex	$4,046	$620	$3,015	$-0-	$3,161	$620	$6,176	$6,796	$3,281	1992	Various
180 unit apartment complex	$3,893	$805	$4,450	$-0-	$876	$805	$5,326	$6,131	$1,362	2001	Various

New Jersey
132 unit apartment complex	$4,597	$480	$3,541	$-0-	$833	$480	$4,374	$4,854	$1,841	1997	Various

Other residential	$1,931	$312	$2,397	$-0-	$1,121	$312	$3,518	$3,830	$1,683	Various	Various

Other office/retail	$-0-	$435	$1,948	$-0-	$3,595	$435	$5,543	$5,978	$1,731	Various	Various

Land held for development	$-0-	$655	$-0-	$-0-	$-0-	$655	$-0-	$655	$-0-	Various	Various

	$27,845	$4,420	$23,335	$-0-	$15,560	$4,420	$38,895	$43,315	$17,547

The changes in real estate for the three years ended December 31, 2008, are as follows ($ in 000s) :

	2008	2007	2006
Balance at beginning of year	$44,579	$44,353	$58,854
Property acquisitions	-	-	-
Improvements	258	882	3,504
Retirements/disposals	(1,322)	(656)	(18,005)
Balance at end of year	$43,515	$44,579	$44,353

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2008 was approximately $42,762.

The changes in accumulated depreciation, for the three years ended December 31, 2008, are as follows:

	2008	2007	2006

Balance at beginning of year	$16,960	$15,666	$14,682
Depreciation for year	1,188	1,373	2,021
Retirements/disposals	(484)	(79)	(1,037)
Balance at end of year	$17,664	$16,960	$15,666

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Changes in internal control over financial reporting.

Management has determined that, as of December 31, 2008, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Item9B.      Other Information

None

PART III

Certain information required by Part III is incorporated by reference to Wilshire’s definitive proxy statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”). Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

Item 10.     Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

The information concerning Wilshire’s executive officers required by this item is included in Item 4A of this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct for its officers and employees. A copy of the Code of Conduct is available on the Company’s website (http://www.wilshireenterprisesinc.com) under the caption “Corporate Policies.”

Item 11.     Executive Compensation

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	Financial Statements

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2008 and 2007
(iii)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
(vi)	Notes to Consolidated Financial Statements

Financial Statement Schedules:

(i)	Real Estate and Accumulated Depreciation December 31, 2008

(b)	Exhibits

Exhibit #	Description

3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended.   (Incorporated by referenced to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2008.)

3.2	By-laws, as amended and restated through December 5, 2008. (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 8, 2008.)

4.1
Amended and Restated Stockholder Protection Rights Agreement, dated as of December 6, 2006, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.  (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 7, 2006.)

4.2
First Amendment to Amended and Restated Stockholder Protection Rights Agreement, dated as of June 13, 2008, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.  (Incorporated by referenced to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2008.)

4.3
Qualified Offer Plan Rights Agreement, dated as of December 4, 2008, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.  (Incorporated by referenced to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2008.)

10.1
Agreement and Plan of Merger, dated as of June 13, 2008, among Wilshire Enterprises, Inc., NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. (Incorporated by referenced to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 16, 2008.)

10.2
Termination Agreement, dated as of December 3, 2008, between Wilshire Enterprises, Inc., NWJ Apartment Holdings Corp. and NWJ Acquisition Corp. (Incorporated by referenced to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2008.)

10.3
Employment Agreement, dated as of December 8, 2008, between Wilshire Enterprises, Inc. and Kevin B. Swill.  (Incorporated by referenced to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2008.)

10.4	Wilshire Enterprises, Inc. 1995 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A of the Registrant’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.5
Wilshire Enterprises, Inc. 1995 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit B of the Registrant’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.6	Wilshire Enterprises, Inc. 2004 Stock Option and Incentive Plan. (Incorporated by reference to Appendix C of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.7
Wilshire Enterprises, Inc. 2004 Non-Employee Director Stock Option Plan. (Incorporated by reference to Appendix D of the Registrant’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.8
Promissory Note given by Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., to Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003.  (Incorporated by reference to Exhibit 10.74 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.9
Environmental Indemnity Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to Exhibit 10.75 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.10
Indemnity and Guaranty Agreement between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to Exhibit 10.76 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.11
Multifamily Mortgage, Security Agreement, Assignment of Rents and Fixture Filing between Alpine Village Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 28, 2003. (Incorporated by reference to Exhibit 10.77 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.12
Promissory Note given by Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., to Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.78 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.13
Environmental Indemnity Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.79 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.14
Indemnity and Guaranty Agreement between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.80 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.15
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Sunrise Ridge, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.81 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.16
Promissory Note given by Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., to Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.82 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.17
Environmental Indemnity Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.83 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.18
Indemnity and Guaranty Agreement between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.84 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.19
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Van Buren, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.85 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.20
Promissory Note given by Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., to Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.86 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.21
Environmental Indemnity Agreement between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.87 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.22
Indemnity and Guaranty Agreement between Wellington Apartments, L.L.C., a  subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.88 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.23
Multifamily Deed of Trust, Security Agreement, Assignment of Rents and Fixture Filing between Wellington Apartments, L.L.C., a subsidiary of Wilshire Enterprises, Inc., and Merrill Lynch Mortgage Lending, Inc. dated February 27, 2003. (Incorporated by reference to Exhibit 10.89 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.)

10.24
Letter Agreement, dated as of September 4, 2007, between Wilshire Enterprises, Inc. and Frank Elenio. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2007.)

10.25
Severance Letter Agreement between the Company and Sherry Wilzig Izak, dated as of March 29, 2004. (Incorporated by reference to Exhibit 10.94 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.26	Amendment to Severance Letter Agreement between the Company and Sherry Wilzig Izak, dated December 31, 2008, in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

10.27
Form of Indemnification Agreement of Directors and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on January 18, 2007).

21	List of significant subsidiaries of the Registrant.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company agrees to furnish the Commission upon request any agreements with respect to long-term debt not referenced herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: March 31, 2009	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

By:	*	Date: March 31, 2009
Miles Berger

By:	*	Date: March 31, 2009
Milton Donnenberg

By:	/s/ S. Wilzig Izak	Date: March 31, 2009
S. Wilzig Izak

By:	*	Date: March 31, 2009
James M. Orphanides

By:	*	Date: March 31, 2009
Eric J. Schmertz, Esq.

By:	*	Date: March 31, 2009
Kevin B. Swill

By:	*	Date: March 31, 2009
Martin Willschick

Officers:

By:	/s/ S. Wilzig Izak	Date: March 31, 2009
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Francis J. Elenio	Date: March 31, 2009
Francis J. Elenio
Chief Financial Officer

*   Signed under power of attorney dated March 31, 2009 and filed herewith as Exhibit 24.

Exhibit Index

Exhibit #	Description
10.26	Amendment to Severance Letter Agreement between the Company and Sherry Wilzig Izak, dated December 31, 2008, in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

21	List of significant subsidiaries.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

24	Power of attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.