Form 10-K/A
period 2008-12-31
WILSHIRE ENTERPRISES INC
filed 2009-04-30
CIK 107454

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

Large Accelerated Filer:		Accelerated Filer:
Non-accelerated filer:	☒	Smaller Reporting Company:

Indicate by check mark whether the registrant is a shell company (as defined in

Rule 12b-2 of the Exchange Act.)

Yes:	No:	☒

The aggregate market value of the voting common equity of the registrant held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2008), was $14,519,000.

The number of shares outstanding of the registrant’s $1 par value common stock, as of March 19, 2009, was 8,051,248.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K (the “Annual Report”) of Wilshire Enterprises, Inc. (the “Company” or “Wilshire”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders to be held later in 2009 within 120 days of its fiscal year ended December 31, 2008, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report. This Form 10-K/A does not reflect events occurring after the March 31, 2009 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

-i-

PART III

Item 10.          Directors, Executive Officers and Corporate Governance.

Board of Directors

The Company’s current Restated Certificate of Incorporation and By-Laws provide for a seven member Board of Directors divided into three classes of directors serving staggered three-year terms.  The term of office of directors in Class I expires at the annual meeting to be held in 2011, Class II at the annual meeting to be held later in calendar 2009 and Class III at the following succeeding annual meeting.  The following table provides information regarding the members of our Board of Directors:

Name	Class	Principal Occupation and Age (a)(b)	Year Became Director of the Company

Miles Berger	I	Chairman of Berger Organization, Real Estate Management and Development Company, Newark, NJ Age 55	2002
Milton Donnenberg	II	Formerly President, Milton Donnenberg Assoc., Realty Management, Carlstadt, NJ Age 85	1981
S. Wilzig Izak	II	Chairman of the Board since September 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President Age 50	1987
James M. Orphanides	III
Chairman Emeritus of First American Title Insurance Company of New York (“First American”) and a director of First American (December 31, 2007 to present); President, CEO and Chairman of the Board of First American (1996 through 2007), New York, NY; also a director of CB Richard Ellis Realty Trust, a public company, since 2006
Age 58

			January 9, 2009

Eric J. Schmertz, Esq.	I	Of Counsel to the Dweck Law Firm; Distinguished Professor Emeritus and formerly Dean, Hofstra University School of Law, Hempstead, NY Age 82	1983
Kevin B. Swill	III
President and Chief Operating Officer since January 5, 2009; President of Westminster Capital, the financing arm of The Kushner Companies, a multi-billion dollar real estate development and management company based in New York, and President of Kushner Properties, which oversees a  portfolio of office, retail and industrial properties in New York, New Jersey and Pennsylvania (2001 through November 2008)
Age 43

			December 5, 2008
W. Martin Willschick	III	Manager, Capital Markets, City of Toronto, Canada Age 56	1997

(a)
Except as indicated above, no nominee or director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

(b)	Mr. Donnenberg is Ms. Izak’s uncle by marriage. Mr. Willschick is Ms. Izak’s first cousin.

Upon his retirement in January 2009, Ernest Wachtel, who had served as a director of the Company since 1970, was named Director Emeritus.

In March, 2005, the Board of Directors created a new position of presiding director, whose primary responsibility is to preside over periodic sessions of the Board of Directors in which management directors do not participate.  The presiding director also advises the Chairman of the Board and Committee chairs with respect to agendas and information needs relating to the Board and Committee meetings, provides advice with respect to the selection of Committee chairs and performs other duties that the Board may from time to time delegate to assist the Board in the fulfillment of its responsibilities.  The non-management members of the Board of Directors have designated Eric J. Schmertz to serve in this position.  Stockholders and other parties interested in communicating directly with the presiding director or with the non-management directors as a group may do so by writing to Presiding Director, Wilshire Enterprises, Inc., 1 Gateway Center, Newark, New Jersey 07102.

Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors.  The American Stock Exchange (the “AMEX”) has its own definition of independence.  Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee.  All of the non-employee members of the Board of Directors, and, accordingly, all members of the Audit Committee, Compensation Committee and Nominating Committee of the Board, have been determined to be “independent” pursuant to the definition contained in the AMEX’s Corporate Governance Rules and under the SEC’s Rule 10A-3.

Board of Directors’ Meetings

The Board of Directors of the Company holds periodic meetings as necessary to deal with matters which it must consider.  The Board of Directors has an Audit Committee, a Compensation Committee, an Executive Committee, a Nominating Committee and, since December 2008, a Strategic Planning Committee.  During 2008, the full Board met a total of 12 times, the Audit Committee five times, the Compensation Committee one time, the Nominating Committee one time, the Executive Committee did not meet and the Strategic Planning Committee met one time.  Each Board member attended at least 75% of the aggregate of the Board and committee meetings (of committees on which each such director served) held during 2008.

Executive Committee

The Board of Directors has an Executive Committee, which consists of S. Wilzig Izak (Chair), W. Martin Willschick and Eric J. Schmertz, Esq.  This Committee may exercise all authority of the full Board with the exception of specified limitations relating to major corporate matters.

The Audit Committee

The Audit Committee of the Board of Directors serves to:  (a) oversee the accounting and financial reporting processes of the Company, internal controls of the Company, and audits of the financial statements of the Company; (b) assist the Board of Directors in its oversight of (i) the integrity of the Company’s financial statements, (ii) the Company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence, (iv) the performance of the Company’s internal audit functions and its independent auditors, and (v) the accounting and financial reporting processes of the Company; and (c) prepare the Audit Committee report for inclusion in the proxy statement as required by the SEC.

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

The members of the Compensation Committee are Mr. Schmertz (Chair) and Mr. Berger.

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

The members of the Nominating Committee are Mr. Berger (Chair), Mr. Orphanides and Mr. Donnenberg.

Strategic Planning Committee

In December 2008, the Board established a Strategic Planning Committee, which consists of S. Wilzig Izak, Miles Berger, Eric J. Schmertz, Esq., Kevin B. Swill and James M. Orphanides (Chair).  The purpose of this Committee is to explore possible alternative strategies for the Company’s future with the goal of ultimately enhancing stockholder value for all of the Company’s stockholders.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serving	In Current Position Since
S. Wilzig Izak (1)	50	Chairman of the Board and Chief Executive Officer	1990
Kevin B. Swill (1)	43	President and Chief Operating Officer	January 5, 2009
Francis J. Elenio (2)	42	Chief Financial Officer	September, 2006

(1)	For descriptions of Ms. Izak’s and Mr. Swill’s respective business backgrounds, see “Board of Directors”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission.  All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based on our records and other information, we believe that in 2008 our directors and our executive officers who are subject to Section 16 met all applicable filing requirements.

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

During 2008, none of the Named Officers received a salary increase, bonus or grant of restricted stock or stock options.

Specific Elements of Our Compensation Program

We have described below the specific elements of our compensation program for executive officers.

Salary.  We pay salaries to our Named Officers in order to fairly compensate them for their day-to-day responsibilities in managing our business.  Ms. Izak’s salary was not increased for 2008.  As stated above, the Compensation Committee believes that Ms. Izak is paid less than what chief executive officers at other comparably sized real estate companies receive.  Pursuant to a September 4, 2007 letter agreement with the Company, during 2008, Mr. Elenio continued to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, while he also provided services to an unaffiliated company.  See “Employment Agreements and Other Arrangements with Executive Officers” for information concerning the employment agreement with Kevin B. Swill, who joined the Company on January 5, 2009 as President and Chief Operating Officer.

Bonus.  Bonuses are designed to motivate executives by rewarding their individual performance and contribution to the Company’s financial performance.  In connection with the Company’s continuing efforts to contain costs and in light of the Company's efforts to sell or merge the Company during 2008, no bonuses were granted to the Company’s Chief Executive Officer or the Chief Financial Officer for 2008.

Long-Term Incentive Compensation.  We provide long-term incentives to our executive officers through our 2004 Stock Option and Incentive Plan.  We refer to this as our Stock Option Plan.  The Compensation Committee did not grant any stock options or restricted stock awards to the Chief Executive Officer or the Chief Financial Officer in 2008.

Compliance with Sections 162(m) and 409A of the Internal Revenue Code

Section 162(m) of the Internal Revenue Code denies a deduction to any publicly held corporation for compensation paid to certain “covered employees” in a taxable year to the extent that compensation exceeds $1,000,000 for a covered employee.  Certain performance-based compensation that has been approved by our shareholders is not subject to this limitation.  As a result, stock options granted under our Stock Option Plan are not subject to the limitations of Section 162(m).  However, restricted stock awards under our Stock Option Plan generally will not be treated as performance-based compensation.  Restricted stock award grants made to date under the Stock Option Plan have not been at levels that, together with other compensation, approached the $1,000,000 limit.  Also, since we retain discretion over cash bonuses, those bonuses also will not qualify for the exemption for performance-based compensation.  Since none of the Company’s executive officers had compensation in excess of $1,000,000 for 2008, Section 162(m) was not applicable.

It is also our intention to maintain our executive compensation arrangements in conformity with the requirements of Section 409A of the Internal Revenue Code, which imposes certain restrictions on deferred compensation arrangements.

Summary of Cash and Certain other Compensation

The following table sets forth, for the years ended December 31, 2008, 2007 and 2006, a summary of the compensation earned by our Chief Executive Officer and our Chief Financial Officer, who were our only executive officers as of December 31, 2008.  We refer to the executive officers named in this table as the “Named Officers.”  Kevin B. Swill joined the Company as President and Chief Operating Officer on January 5, 2009.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
S. Wilzig Izak	2008	218,000	0	0	28,769	246,769
Chairman of the Board (Chief	2007	218,000	180,000	0	28,769	426,769
Executive Officer)	2006	218,000	0	0	28,769	246,769

Francis J. Elenio (1)	2008	50,000	0	0	0	50,000
Chief Financial Officer	2007	133,333	0	0	2,760	136,093
	2006	58,333	0	112,500	12,760	183,593

(1)
Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer.  On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.

In the table above:

•	no stock awards were granted to the Named Officers in 2008 or 2007 and Mr. Elenio received stock awards in 2006; and
•	“all other compensation” for Ms. Izak 2008 includes $12,000 for a travel allowance and $16,769 for unused vacation pay.

Grants of Plan Based Awards

Neither of the Named Officers received an option grant or a grant of restricted stock in 2008.

Outstanding Equity Awards at December 31, 2008

The following table sets forth, for each of the Named Officers, information regarding stock options outstanding at December 31, 2008.  All of the restricted stock awards previously granted to the Named Officers were fully vested as of December 31, 2008.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
S. Wilzig Izak	10,000	0	3.32	7/15/2012
Francis J. Elenio	0	0	0	0

In the table above, we are disclosing:

•	in column (b), the number of shares of our common stock underlying unexercised stock options that were exercisable as of December 31, 2008;

•	in column (c), the number of shares of our common stock underlying unexercised stock options that were not exercisable as of December 31, 2008; and

•	in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2008.

Options Exercised and Stock Awards Vested

Neither of the Named Officers exercised stock options during 2008.  The following table sets forth, for each of the Named Officers, information regarding stock awards that vested during 2008.  The phrase “value realized on vesting” represents the number of shares of common stock set forth in column (d) multiplied by the market price of our common stock on the date on which the Named Officer’s stock award vested.

	Stock Awards
Name (a)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
S. Wilzig Izak	8,667	29,708
Francis J. Elenio	16,333	59,615

Employment Agreements and Other Arrangements with Executive Officers

On March 29, 2004, the Company provided S. Wilzig Izak, the Chairman of the Board and Chief Executive Officer, with a severance agreement.  The agreement provides that on termination of her employment for any reason other than termination for Cause (as defined), she will receive a payment equal to $200,000.  The agreement was amended on December 31, 2008 in order to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended.

Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer.  On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.

On December 5, 2008, the Board appointed Kevin B. Swill as a member of the Company's Board and the Board's Strategic Planning Committee.  Mr. Swill joined the Company after serving since 2001 as President of Westminster Capital, the financing arm of The Kushner Companies, a  real estate development and management company based in New York, and President of Kushner Properties, which oversees a  portfolio of office, retail and industrial properties in New York, New Jersey and Pennsylvania.

The Company and Kevin B. Swill entered into an Employment Agreement, dated as of December 8, 2008 (the "Employment Agreement"), pursuant to which Mr. Swill will serve as the Company's President and Chief Operating Officer commencing on January 5, 2009 (the “Effective Date”) and expiring on December 31, 2010, provided that the term of the Employment Agreement will be automatically extended for successive one year periods thereafter, unless either party provides at least 90 days prior written notice to the other of its (or his) intent not to extend the then current term.

The Employment Agreement provides that Mr. Swill will be paid a base salary of $250,000 per year.  On the Effective Date, he was granted 125,000 restricted shares under the Company's stock option plan, one half of which will vest after one year, and the remaining one half of which will vest after two years.  Mr. Swill will also be entitled to participate in all employee benefit plans and programs made available generally to executive officers of the Company, and he will receive an automobile allowance of $1,000 per month.  The Employment Agreement also contains confidentiality and noncompetition provisions.

The Employment Agreement provides that if Mr. Swill's employment is terminated by the Company without Cause, or he resigns for Good Reason (in each case, as defined in the Employment Agreement), Mr. Swill will be entitled to receive 11 months severance.  In the event of non-renewal, Mr. Swill will be entitled to receive three months severance, provided that if the Employment Agreement has been in effect for at least five years and the Company decides not to renew, then Mr. Swill will be entitled to receive six months severance.  If, within 12 months following a “Change in Control” (as defined in the Employment Agreement), Mr. Swill's employment is terminated without Cause or he resigns for Good Reason, then he will be entitled to receive a change in control payment (as described in the following sentence), and all of Mr. Swill's restricted shares and stock options (to the extent not already vested) will become fully vested.  If a Change in Control occurs during the first 12 months of the initial term of the Employment Agreement, the change in control payment will equal Mr. Swill's monthly base salary multiplied by the number of full calendar months remaining in the initial term; if a Change in Control occurs at any time after the one year anniversary of the Effective Date, the change in control payment will equal Mr. Swill's monthly base salary multiplied by 12.

Compensation of Directors

The following table sets forth certain information regarding the compensation we paid to our current directors, other than Ms. Izak, Mr. Swill and Mr. Orphanides, during 2008.  Ms. Izak and Mr. Swill do not receive compensation for serving as directors of the Company.  Mr. Orphanides joined the Board on January 9, 2009.  None of our non-employee directors received a stock option or a restricted stock award during 2008.

Name (a)	Fees Earned or Paid in Cash ($) (b)	All Other Compensation ($) (g)	Total ($) (j)
Miles Berger	27,500	0	27,500
Milton Donnenberg	33,000	0	33,000
Eric J. Schmertz, Esq.	37,500	0	37,500
W. Martin Willschick	34,250	0	34,250

In the table above:

•
when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in 2008, including annual retainer fees, committee and/or chairmanship fees and meeting fees; and

•
the aggregate number of stock options outstanding at December 31, 2008 for each director who served as such during 2008 is as follows:  for Mr. Berger, 27,500; for Mr. Donnenberg, 22,500; for Mr. Schmertz, 22,500; and for Mr. Willschick, 30,000.

Ernest Wachtel, who served the Company as a director from 1970 until his retirement in January 2009, received an aggregate of $27,000 in fees for serving on the Board during 2008.  Mr. Wachtel currently serves as Director Emeritus, and does not receive Board fees.  At December 31, 2008, Mr. Wachtel held options to purchase 22,500 shares, which options expired by their terms prior to the filing of this Report.

Each non-employee director receives an annual fee of $11,000.  Non-employee members of the Executive Committee also receive an annual fee of $4,000.  Members of the Audit Committee and the Strategic Planning Committee also receive an annual fee of $5,000 and members of the Compensation Committee and Nominating Committee also receive an annual fee of $2,000.  Each non-employee director also receives an additional fee of $750 for each meeting of the Board and each Committee thereof which such director attends.  Ms. Izak and Mr. Swill do not receive any annual or per meeting fees for attending Board or Committee meetings.

Pursuant to the Company’s 2004 Non-employee Director Stock Option Plan (the “Outside Director Plan”), each of the Company’s non-employee directors received, on the date of the 2004 Annual Meeting, a stock option grant covering 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date.  The Outside Director Plan provides that any new non-employee director will receive a grant of 10,000 options at fair market value upon becoming a director and that on each Annual Meeting date after the 2004 Annual Meeting, each non-employee director will be granted an option covering 5,000 shares of Common Stock, at fair market value, so long as he or she continues to serve on the Board on the Annual Meeting date.  The options vest in 25% installments beginning one year after the grant date.  Since the Company did not hold an Annual Meeting during calendar 2008, no options were granted to the non-employee directors during 2008.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of Messrs. Berger and Schmertz.  Mr. Wachtel also served as a member of the Compensation Committee during 2008.  None of these individuals is or was at any time an officer or employee of the Company.  No executive officer of the Company has served as a director or member of the compensation committee of any other entity, one of whose executive officers served as a member of the Compensation Committee of the Company. No interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

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

Eric J. Schmertz, Esq. (Chair)
Miles Berger

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following tables set forth certain information, as of April 1, 2009, with respect to holdings of the Company’s Common Stock by (i) each person the Company believes beneficially owned more than 5% of the Company’s Common Stock as of April 1, 2009, (ii) each of the Company’s current directors and Named Officers, and (iii) all current directors and current executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

5% or Greater Holders*:

Estate of Siggi B. Wilzig c/o Daniel Swick Herrick, Feinstein LLP 2 Penn Plaza Newark, NJ 07105-2245	1,660,792	(2)	21.1%

Phillip Goldstein 60 Heritage Drive Pleasantville, NY 10570 and Bulldog Investors and Andrew Dakos Park 80 West-Plaza Two Saddle Brook, NJ 07663	1,471,893	(3)	18.28%

Dimensional Fund Advisors, LP 1299 Ocean Avenue, Suite 650 Santa Monica, CA 90401	455,143	(4)	5.65%

*	See “Directors and Named Executive Officers” for the shares beneficially owned by S. Wilzig Izak, the Company’s Chairman of the Board and Chief Executive Officer.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2009 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2009 have been excluded.  Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Mr. Wilzig, former Chairman and President of the Company, served as the Senior Consultant to the Company until his death on January 7, 2003.  The table above reflects the Estate’s ownership as reported by the Estate.

(3)
Pursuant to a filing with the Securities and Exchange Commission on April 7, 2009, Bulldog Investors, Phillip Goldstein and Andrew Dakos beneficially owned the shares set forth in the table above.  The filing also indicates that power to dispose of and to vote these securities resides either with Mr. Goldstein, Mr. Dakos or with clients.

(4)
Pursuant to a filing with the Securities and Exchange Commission, Dimensional Fund Advisors, LP (“Dimensional”), a registered investment advisor, disclosed that it is deemed to have beneficial ownership of 455,143 shares of common stock, all of which shares are held in the portfolios of certain “Funds”.  Such Funds consist of investment companies to which Dimensional provides investment advice and certain other commingled group trusts and separate accounts for which Dimensional serves as an investment manager.  Dimensional disclaims beneficial ownership of all such shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class

Directors and Named Executives:
Miles Berger	28,750	(2)	*
Milton Donnenberg	37,712		*
S. Wilzig Izak	543,768	(2)	6.7%
James M. Orphanides	38,433	(3)	*
Eric J. Schmertz, Jr.	43,859	(5)	*
Kevin B. Swill	127,200	(6)	1.6%
W. Martin Willschick	30,810	(7)	*
Francis J. Elenio	26,793		*
All directors and current executive officers as a group (8 persons)	877,325	(8)	10.8%

*	Less than one percent.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2009 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2009 have been excluded.  Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Includes 21,250 shares of stock that could be obtained by Mr. Berger upon the exercise of stock options exercisable within 60 days of April 1, 2009.

(3)	Includes 16,250 shares of stock that could be obtained by Mr. Donnenberg upon the exercise of stock options exercisable within 60 days of April 1, 2009.

(4)	Includes 10,000 shares of stock that could be obtained by Ms. Izak upon the exercise of stock options exercisable within 60 days of April 1, 2009.

(5)	These shares are held jointly by Mr. Orphanides and his wife.

(6)	Includes 16,250 shares of stock that could be obtained by Mr. Schmertz upon the exercise of stock options exercisable within 60 days of April 1, 2009.

(7)
Includes 125,000 shares of stock that are restricted shares which were granted to Mr. Swill upon his joining the Company as President and Chief Operating Officer on January 5, 2009. One-half of these shares will vest on January 5, 2010 and the remaining one-half will vest on December 31, 2010.

(8)	Includes 23,750 shares of stock that could be obtained by Mr. Willschick upon the exercise of stock options exercisable within 60 days of April 1, 2009.

(9)
Includes 87,500 shares of stock that could be obtained by the current directors and current executive officers upon the exercise of stock options exercisable within 60 days of April 1, 2009 and 125,000 shares subject to restricted stock awards which had not vested as of April 1, 2009.

Upon his retirement in January 2009, Ernest Wachtel, who had served as a director of the Company since 1970, was named Director Emeritus.  As of April 1, 2009, Mr. Wachtel beneficially owned 140,723 shares of the Company’s Common Stock (excluding stock options, which have expired by their terms prior to the filing of this Report), or 1.8% of the outstanding shares.
See the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 for the information required by Item 201(d) of the SEC’s Regulation S-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Each of Messrs. Berger, Donnenberg, Schmertz, Orphanides and Willschick has been determined to be “independent” within the meaning of SEC and AMEX regulations.  Accordingly, all of the members of the Company’s Compensation, Nominating and Audit Committees are independent.

There have been no related party transactions requiring disclosure under the SEC’s rules since January 1, 2008.

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

Audit Fees

The aggregate fees incurred by the Company for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by J.H. Cohn LLP, the Company’s Independent Registered Public Accounting Firm, in connection with (i) the audit of the Company’s annual financial statements and (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $255,649 and $183,634, respectively.

Audit-Related Fees

The Company incurred $0 and $30,066 for the fiscal years ended December 31, 2008 and 2007, respectively, for assurance and related services by J.H. Cohn in connection with the performance of the audit and review of the Company’s financial statements.

Tax Fees

The Company did not incur any fees for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by J.H. Cohn for tax compliance, tax advice or tax planning.

The Company incurred $82,750 and $75,000 for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by Grant Thornton LLP for tax return preparation.  The Company incurred an additional $90,688 for the fiscal year ended December 31, 2008 for professional services rendered by Grant Thornton LLP for a review under Section 304 of the Sarbanes Oxley Act of 2002.

All Other Fees

The Company incurred $7,789 and $11,072 for the fiscal years ended December 31, 2008 and 2007, respectively, for other services rendered by J.H. Cohn, including work related to their attendance at Audit Committee meetings and the Annual Meeting of Shareholders.

Of the time expended by the Company’s principal accountants to audit the Company’s financial statements for the year ended December 31, 2008, less than 50% of such time involved work performed by persons other than the principal accountant’s full-time, permanent employees.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2009.

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