Form 10-Q
period 2009-03-31
WILSHIRE ENTERPRISES INC
filed 2009-05-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2009                         Commission file number 1-4673

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐   N o ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2009.

Common Stock $1 Par Value —— 8,051,248

WILSHIRE ENTERPRISES, INC.
INDEX

PART I   - FINANCIAL INFORMATION
Item 1.   Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,666,000	$13,023,000
Restricted cash	187,000	195,000
Marketable debt securities, available-for-sale, at fair value	-	2,000,000
Accounts receivable, net	121,000	173,000
Income taxes receivable	1,265,000	773,000
Prepaid expenses and other current assets	1,182,000	1,329,000
Total current assets	17,421,000	17,493,000
Noncurrent assets:
Property and equipment:
Real estate properties	38,885,000	38,876,000
Real estate properties - held for sale	4,666,000	4,638,000
	43,551,000	43,514,000
Less:
Accumulated depreciation and amortization	17,614,000	17,293,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	25,566,000	25,850,000
Total assets	$42,987,000	$43,343,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,367,000	$4,378,000
Accounts payable	1,362,000	1,342,000
Income taxes payable	75,000	77,000
Accrued liabilities	1,553,000	1,066,000
Deferred income	131,000	87,000
Current liabilities associated with discontinued operations	212,000	264,000
Total current liabilities	7,700,000	7,214,000
Noncurrent liabilities:
Long-term debt, less current portion	23,337,000	23,467,000
Deferred income taxes	577,000	597,000
Deferred income	84,000	89,000
Total liabilities	31,698,000	31,367,000

Commitments and contingencies

Stockholders' equity:

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares at March 31, 2009 and December 31, 2008	10,014,000	10,014,000
Capital in excess of par value	9,229,000	9,309,000
Treasury stock, 1,962,296 shares at March 31, 2009 and 2,087,296 shares at December 31, 2008, at cost	(9,743,000)	(9,867,000)
Retained earnings	1,789,000	2,520,000
Total stockholders’ equity	11,289,000	11,976,000
Total liabilities and stockholders' equity	$42,987,000	$43,343,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008

	2009		2008
Revenues		$2,279,000	$2,251,000

Costs and Expenses
Operating expenses		1,334,000	1,432,000
Depreciation and amortization expense		321,000	326,000
General and administrative		1,297,000	743,000
Total costs and expenses		2,952,000	2,501,000

Loss from Operations		(673,000)	(250,000)

Other Income
Dividend and interest income		16,000	138,000
Other income		2,000	1,000

Interest Expense		(429,000)	(465,000)

Loss before benefit for income taxes		(1,084,000)	(576,000)
.
Income Tax Benefit		(415,000)	(263,000)

Loss from Continuing Operations		(669,000)	(313,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations		(148,000)	(92,000)
Gain from sales		—	61,000

Discontinued Operations - Oil & Gas, Net of Taxes:
Income from operations		86,000	40,000

Net loss	$	(731,000)	$(304,000)

Basic net loss per share:
Loss from continuing operations		$(0.08)	$(0.04)
Income (loss) from discontinued operations -
Real estate - loss from operations		(0.02)	(0.01)
Real estate - gain on sales		—	0.01
Oil and gas - income from operations		0.01	0.00
Net loss applicable to common stockholders		$(0.09)	$(0.04)
Diluted net loss per share:
Loss from continuing operations		$(0.08)	$(0.04)
Income (loss) from discontinued operations -
Real estate - loss from operations		(0.02)	(0.01)
Real estate - gain on sales		—	0.01
Oil and gas - income from operations		0.01	0.00
Net loss applicable to common stockholders		$(0.09)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(731,000)	$(304,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	321,000	326,000
Stock-based compensation expense	44,000	33,000
Deferred income taxes	(20,000)	(81,000)
Decrease in deferred income	39,000	(34,000)
Gain on sales of real estate assets	-	(101,000)
Changes in operating assets and liabilities -
Decrease in accounts receivable	52,000	86,000
Increase in income taxes receivable	(492,000)	(303,000)
Decrease (increase) in prepaid expenses and other current assets	147,000	(66,000)
Increase in accounts payable, accrued liabilities and income taxes payable	453,000	96,000
Net cash used in operating activities	(187,000)	(348,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(37,000)	(21,000)
Proceeds from sales of real estate	-	150,000
Proceeds from redemptions of marketable securities	2,000,000	-
Decrease in marketable securities	-	149,000
Decrease in restricted cash	8,000	61,000
Net cash provided by investing activities	1,971,000	339,000

CASH FLOWS FROM FINANCING ACTIVITIES - Principal payments of long-term debt	(141,000)	(129,000)

Net increase (decrease) in cash and cash equivalents	1,643,000	(138,000)
CASH AND CASH EQUIVALENTS, beginning of period	13,023,000	4,843,000
CASH AND CASH EQUIVALENTS, end of period	$14,666,000	$4,705,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$415,000	$438,000
Income taxes, net	$4,000	$4,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2009

1.       Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. (“registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our”) believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

In January 2008, the Company closed on the sale of a 1 bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000 and net cash proceeds of approximately $137,000. After payments of closing costs and providing for taxes, the Company realized a net gain, for reporting purposes, during the first quarter of 2008 of approximately $61,000 from this sale.

Marketable equity securities:

The Company formerly held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days.  As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. During the quarter ended March 31, 2009, the Company redeemed its remaining investment of $2.0 million of ARS at par.

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

Following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2009 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash	$14,853,000	$-	$-	$14,853,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and are priced at fair value, thus recorded in Level 1 above.

Accounting for Stock-Based Compensation:

The Company recorded charges of $16,000 and $22,000 during the three month periods ended March 31, 2009 and 2008, respectively, in connection with the issuance of stock options to employees and non-employee directors. The application of SFAS 123(R) had no effect on basic and diluted earnings per share for the three months ended March 31, 2009 and 2008.

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

•
Dividends - the Company uses an expected dividend yield of zero despite the fact that the Company paid a one-time distribution of $3.00 per share during 2006. The Company intends to retain any earnings to fund future operations and potentially invest in additional real estate activities

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, 10,000 stock options were granted during the three months ended March 31, 2009 to a non-employee director.  The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

The following table outlines the variables used in the Black-Scholes option-pricing model.

2009

Risk free interest rate	2.41%
Volatility	67.15%
Dividend yield	-%
Expected option term	10 years

As of March 31, 2009, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $100,000, which will be recognized over a remaining average period of 3.7 years.

2.       Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenues, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net income (loss) from continuing operations for the three months ended March 31, 2009 and 2008. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended March 31,
	2009	2008
Real estate revenues:
Residential	$1,942,000	$1,881,000
Commercial	337,000	370,000
Totals	$2,279,000	$2,251,000

Real estate operating expenses:
Residential	$1,175,000	$1,278,000
Commercial	159,000	154,000
Totals	$1,334,000	$1,432,000

Net operating income (“NOI”):
Residential	$767,000	$603,000
Commercial	178,000	216,000
Totals	$945,000	$819,000

Capital improvements:
Residential	$11,000	$18,000
Commercial	28,000	-
Totals	$39,000	$18,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$945,000	$819,000
Total other income, including net investment income	18,000	139,000
Depreciation expense	(321,000)	(326,000)
General and administrative expense	(1,297,000)	(743,000)
Interest expense	(429,000)	(465,000)
Income tax benefit	415,000	263,000

Loss from continuing operations	$(669,000)	$(313,000)

3.       Comprehensive Loss:

Comprehensive loss for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(731,000)	$(304,000)

Other comprehensive income (loss) net of taxes:
Change in unrealized gain on marketable securities	-	(160,000)

Comprehensive loss	$(731,000)	$(464,000)

4.       Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
Numerator-
Net loss – basic and diluted	$(731,000)	$(304,000)

Denominator-
Weighted average common shares outstanding – basic	8,045,692	7,920,319
Incremental shares from assumed conversions of stock options	-	-
Weighted average common shares outstanding – diluted	8,045,692	7,920,319

Basic net loss per share	$(0.09)	$(0.04)

Diluted net loss per share	$(0.09)	$(0.04)

For the three months ended March 31, 2009 and 2008, potentially dilutive securities totaling 71,128 and 133,927, respectively, have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.

5.       Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to  1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2009, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three months ended March 31, 2009.

6.       Stock Option Plans:

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, 10,000 stock options were granted to a newly appointed independent director on January 9, 2009 at an exercise price of $1.285 per share with a four year vesting period and a ten year life.  No options were granted under the 2004 Stock Option and Incentive Plan during the three months ended March 31, 2009 or 2008.

A summary of option activity under the option plans as of March 31, 2009, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	130,000	$6.27	6.5	$-
Options granted	10,000	1.29	9.7	-

Options exercised	-	-	-	-
Options terminated and expired	7,500	4.33	7.6	-
Options outstanding at March 31, 2009	132,500	$5.85	6.4	$-

Options exercisable at March 31, 2009	91,500	$5.95	5.7	$-

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2009, and changes during the three months ended March 31, 2009, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2009	7,633	$3.90

Shares Granted	125,000	0.99
Shares Vested	-	-
Shares Forfeited	-	-

Nonvested shares at March 31, 2009	132,633	$1.16

7.       Income Taxes:

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2006, 2007 and 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

8.       Other Matters:

Reference is made to the Company’s Current Report on Form 10-K for the year ended December 31, 2008 (the “10-K”) for a description of legal proceedings involving the Company and Pennsylvania Avenue Funds.

As disclosed in the 10-K, on December 5, 2008, the Company commenced litigation in the Superior Court of New Jersey, Chancery Division, Essex County, against David Gorman, Kern, Suslow Securities, Inc., KSS Capital Markets and Don Brenner for, among other things, breach of a contract and the rescission of the sale (the “Sale”) of approximately 6% of the Company’s shares from Mr. Brenner to Bulldog Investors General Partnership ("Bulldog").  On January 9, 2009, the Court issued an Order to Show Cause temporarily enjoining and restraining Mr. Gorman, Kern, Suslow Securities, Inc. and KSS Capital Markets from assisting any person in acquiring any securities or assets of the Company, and from further violating the terms of their confidentiality agreement with the Company.  The Company's application for a preliminary injunction to rescind the Sale had been scheduled to be heard by the Court in late April 2009, but was ultimately withdrawn voluntarily before that date given the settlement with Bulldog where it was agreed that all litigation involving Bulldog would be dismissed.

9.       Subsequent Events:

On April 3, 2009, the Company announced that pursuant to a settlement agreement with certain shareholders, subject to certain specified conditions, the Company, a third party or the Company together with a third party, will commence a tender offer for at least 4.0 million shares of the Company's outstanding common stock at a price of $2.00 per share.  The Company agreed in the settlement agreement not to close the tender offer earlier than August 19, 2009 or later than September 4, 2009. The Company has not commenced the tender offer. There can be no assurance that any tender offer will be commenced or if commenced, that it will be consummated.

On April 28, 2009, the Company executed a commitment to refinance the existing mortgage on its Summercreek property. .  It is anticipated that such financing will close during the second quarter 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and the Company’s consolidated financial condition as of March 31, 2009. It is presumed that readers have read or have access to Wilshire’s 2008 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended March 31, 2009 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

Effects of Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” (“SFAS 162”)  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 “The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’”. SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial position.

 In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP FAS 142-3 did not have a material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  This statement is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity.  The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the consolidated income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141-R.  This statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company believes the adoption of SFAS 160 will not have an effect on the Company’s consolidated financial position or results of operations as there are no non-controlling interests.

Overview

Net loss for the three months ended March 31, 2009 was $731,000 or $0.09 per diluted share as compared to a net loss of $304,000 or $0.04 per diluted share for the three months ended March 31, 2008. Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

In January 2008, the Company closed on the sale of a one bedroom condominium at Jefferson Gardens, New Jersey for gross proceeds of approximately $150,000. After payments of closing costs and providing for taxes, the Company realized a net gain during the three months ended March 31, 2008 of approximately $61,000 from this sale.

The following table presents the increases (decreases) in each major statements of operations category for the three months ended March 31, 2009 as compared to 2008. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Income Categories:

	For the three months ended March 31, 2009 vs. 2008
	Amount ($)%

Revenues	$28,000	1.2%
Costs and expenses:
Operating expenses	(98,000)	-6.8%
Depreciation expense	(5,000)	-1.5%
General and administrative expense	554,000	74.6%
Total costs and expenses	451,000
Loss from Operations	(423,000)
Other Income (Loss)
Dividend and interest income	(122,000)	-88.4%
Other income	1,000	100.0%
Interest expense	36,000	-7.7%
Loss before provision for taxes	(508,000)
Income tax benefit	(152,000)	57.8%
Loss from continuing operations	(356,000)
Discontinued operations - real estate
Loss from operations	(56,000)	60.9%
Gain from sales	(61,000)	-100.0%
Discontinued operations - oil & gas
Income from operations	46,000	115.0%
Net loss	$(427,000)	140.5%
Basic loss per share:
Loss from continuing operations	$(0.04)	100.0%
Income from discontinued operations	(0.01)	100.0%
Net loss applicable to common shareholders	$(0.05)	125.0%
Diluted loss per share:
Loss from continuing operations	$(0.04)	100.0%
Income from discontinued operations	(0.01)	100.0%
Net loss applicable to common shareholders	$(0.05)	125.0%

Results of Operations

Three Months Ended March 31, 2009 as Compared with Three Months Ended March 31, 2008

Continuing Operations:

Loss from continuing operations amounted to $669,000 during the three months ended March 31, 2009 as compared to a loss from continuing operations of $313,000 during the three months ended March 31, 2008. Results per diluted share from continuing operations amounted to $(0.08) during the three months ended March 31, 2009 as compared to $(0.04) during the three months ended March 31, 2008. The 2009 period included the following charges to expense: an increase in general and administrative expense of $554,000, which primarily relates to the increased payroll and payroll related costs associated with the appointment of the Company’s new President/Chief Operating Officer in January 2009 of $121,000, an increase of $66,000 of consulting fees primarily related to the analysis of the proposed tender offer , a decrease in dividend and interest income of $122,000 and professional fees incurred, related to several legal matters as described in Note 8, “Other Matters” and another matter that has since settled.  This increase was partially offset by a decrease in operating expenses of $98,000 and a decrease in depreciation and amortization expense of $5,000 and an increased income tax benefit of $152,000 resulting from an increased operating loss for the period.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Totals
Three months ended	Increase	Three months ended	Increase	Three months ended	Increase
March 31,	March 31,	(Decrease)	March 31,	(Decrease)
2009	2008	$	%	2009	2008	$	%	2009	2008	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$1,942	$1,881	$61	3.2%	$337	$370	$(33)	(8.9)%	$2,279	$2,251	$28	1.2%

Operating expenses	1,175	1,278	(103)	(8.1)%	159	154	5	3.2%	1,334	1,432	(98)	(6.8)%

Net operating income (“NOI”)	$767	$603	$164	27.2%	$178	$216	$(38)	(17.6)%	$945	$819	$126	15.4%

Reconciliation  to consolidated loss from continuing operations:

	2009	2008
Net operating income	$945	$819
Depreciation expense	(321)	(326)
General and administrative expense	(1,297)	(743)
Other income	18	139
Interest expense	(429)	(465)
Income tax benefit	415	263
Loss from continuing operations	$(669)	$(313)

The above table details the comparative net operating income (“NOI”) for Wilshire’s residential and commercial real estate segments, and reconciles the combined NOI to consolidated loss from continuing operations. NOI is based on operating revenue and expenses directly associated with the operations of the real estate properties, but exclude depreciation and interest expense. Wilshire assesses and measures segment operating results based on NOI, which is a direct measure of each property’s contribution to the results of the Company before considering revenues from treasury activities, overhead expenses and other costs that are not directly related to the performance of a property. The Company believes NOI is a more descriptive measure of the Company’s performance than loss from continuing operations. NOI is not a measure of operating results or cash flow as measured by accounting principles generally accepted in the United States of America and is not necessarily indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity.

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During the three months ended March 31, 2009, NOI increased by $164,000 or 27.2% to $767,000 as compared to $603,000 during the same period in 2008.

Revenues increased $61,000 or 3.2% during the quarter ended March 31, 2009 to $1,942,000, compared to $1,881,000 during the quarter ended March 31, 2008. Operating expenses decreased $103,000 or 8.1% to $1,175,000. The increase in revenues was primarily attributable to the Company’s Texas apartment complexes, which experienced a slight increase in occupancy during the period. The decrease in operating expenses was primarily attributable to the Company’s Arizona and Texas apartment complexes.  The Arizona properties completed certain upgrades during the first quarter of 2008 which were expensed during the period.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the quarter ended March 31, 2009, as compared to the quarter ended March 31, 2008, decreased $33,000 or 8.9% to $337,000 and operating expenses increased $5,000 or 3.2% to $159,000. The revenue decrease was primarily attributable to decreased occupancy at Royal Mall (Arizona) resulting in decreased rental revenues in the amounts of $63,000, which was partially offset by an increase in rental  revenues at Tempe Corporate Center in the amount of $30,000 .

Other Operating Expenses

Depreciation and amortization expense amounted to $321,000 during the three months ended March 31, 2009, a decrease of $5,000 from $326,000 during the three months ended March 31, 2008. The decrease in depreciation and amortization expense relates to the retirement of certain assets during the past year.

General and administrative expense increased $554,000, or 74.6%, to $1,297,000 during the three months ended March 31, 2009 as compared to $743,000 during the same period in 2008. The increase in general and administrative expense is primarily attributable to increased payroll and payroll related costs associated with the appointment of the Company’s new President/Chief Operating Officer in January 2009 of $121,000, an increase of $66,000 of consulting fees primarily related to the analysis of the proposed tender offer  , a decrease in dividend and interest income of $122,000 and professional fees incurred, related to several legal matters as described in Note 8, “Other Matters” and another matter that has since settled.

Other income (loss) decreased from income of $139,000 in the 2008 quarter to $18,000 in the 2009 quarter, a decrease of $121,000. The decrease is primarily related to declining interest rates related to the redemption of the Company’s ARS held during 2008 and reduced dividend income during the three months ended March 31, 2009 as compared to the same period in 2008.

Interest expense decreased to $429,000 during the three months ended March 31, 2009 as compared to $465,000 during the three months ended March 31, 2008. The decrease primarily relates to the reduction in the Company’s mortgage liability and the payoff of the mortgage on the Tamarac Office Plaza which was sold in May 2008.

The benefit for income taxes amounted to $415,000 and $263,000 during the three months ended March 31, 2009 and 2008, respectively. The change in the benefit for income taxes is related to an increased loss from continuing operations during the 2009 quarter as compared to the 2008 quarter.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the three months ended March 31, 2009 amounted to $148,000 as compared to an after tax loss of $31,000 during the three months ended March 31, 2008. The after tax loss of $148,000 was not offset by any gain. The loss during the 2008 period reflects a loss from operations of $92,000 partially offset by the sale of one condominium unit at Jefferson Gardens for gross proceeds of $150,000 that resulted in an after tax gain of $61,000.

Oil and Gas

During the quarter ended March 31, 2009, the Company recorded income from the wind down of its former oil and gas business, of $86,000 as compared to income of $40,000 during the same period in 2008. The net income from the wind down of the oil and gas business during the quarters ended March 31, 2009 and 2008, relates to foreign currency gains during the periods.

Liquidity and Capital Resources

At March 31, 2009, the Company had working capital, including restricted cash, of $9.7 million, compared to working capital of $10.2 million at December 31, 2008.  The decline in working capital during the period is primarily attributable to the Company’s loss from continuing operations of $669,000.

The Company has $14.9 million of cash and cash equivalents, and restricted cash at March 31, 2009. This balance is comprised of working capital accounts for its real estate properties and corporate needs. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers.

The Company formerly held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days.  As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. During the quarter ended March 31, 2009, the Company redeemed its remaining investment of $2.0 million of ARS at par.

The Company continues to explore opportunities to invest in its real estate properties to enhance value and is investigating corporate and real estate property transactions, both as buyer and seller, as they arise. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. As of the end of the first quarter 2009, management considers its liquidity position adequate to fulfill the Company’s current business plans.  The preceding statement constitutes a forward-looking statement.  However, the Company cannot evaluate its liquidity position related to real estate investments until after the proposed tender offer outlined below is completed.

Net cash used in operating activities amounted to $187,000 and $348,000 for the three months ended March 31, 2009 and 2008, respectively.   During the three months ended March 31, 2009, the use of cash resulted from a net loss of $731,000, the effect of depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the three months ended March 31, 2008, the use of cash resulted from a net loss of $304,000, the effect of the sale and depreciation of real estate properties, and the changes in receivable, prepaid expenses, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $1,971,000 and $339,000 for the three month period ended March 31, 2009 and 2008, respectively. The cash provided by investing activities during the three months ended March 31, 2009 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $2,000,000, a decrease in restricted cash in the amount of $8,000 which was partially offset by capital expenditures on real estate properties of $37,000.  The cash provided by investing activities during the three months ended March 31, 2008 primarily relates to the proceeds from the sale of real estate properties of $150,000 and a decrease in short-term marketable securities and restricted cash of $210,000, partly offset by capital expenditures for real estate properties of $21,000.

Net cash used in financing activities amounted to $141,000 and $129,000 during the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, the use of cash primarily reflects the repayment of scheduled long-term debt due.

The Company does not have any sources of working capital outside of its business operations.  It does not have any bank lines of credit or contingently available sources of funds.  The Company believes it has adequate capital resources to fund its operations for the foreseeable future.  The preceding sentence constitutes a forward-looking statement.

The Company is committed to investing in its properties to maintain their competitiveness within their markets and for the purposes of upgrading and repositioning where appropriate.

On April 3, 2009, the Company announced that pursuant to a settlement agreement with certain shareholders, subject to certain specified conditions, the Company, a third party or the Company together with a third party, will commence a tender offer for at least 4.0 million shares of the Company's outstanding common stock at a price of $2.00 per share.  The Company agreed in the settlement agreement not to close the tender offer earlier than August 19, 2009 or later than September 4, 2009. The Company has not commenced the tender offer and there can be no assurance that any tender offer will be commenced or if commenced, that it will be consummated. However, if such tender offer is consummated, the Company could use approximately $8 million of its cash and cash equivalents to complete such tender offer.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At March 31, 2009, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.  There were no shares repurchased by the Company during the three month period ended March 31, 2009.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008 the Company began repatriating its cash held in its Canadian subsidiary as it was determined that no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta.  At March 31, 2009, the Company maintained a cash balance in its Canadian subsidiary of approximately $104,000.  It is intended that the remaining assets, net of liabilities, of its Canadian subsidiary will be repatriated during the remainder of 2009. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of March 31, 2009 and December 31, 2008 consists of the following:

	2009	2008
Mortgage notes payable	$27,704,000	$27,845,000
Less-current portion	4,367,000	4,378,000
Long-term portion	$23,337,000	$23,467,000

The aggregate maturities of the long-term debt in each of the four years subsequent to March 31, 2009 and thereafter are:

Year Ended	Amount
March 31, 2010	$4,367,000
March 31, 2011	521,000
March 31, 2012	547,000
March 31, 2013	22,269,000
$27,704,000

At March 31, 2009, the Company had $27,704,000 of mortgage debt outstanding which all bears interest at an average fixed rate of 5.97% and an average remaining life of approximately 3.45 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2009	$3,870,000
2013	21,686,000
$25,556,000

On April 28, 2009, the Company executed a commitment to refinance the existing mortgage on its Summercreek property.   It is anticipated that such financing will close during the second quarter 2009. In addition, Wilshire expects to re-finance the remaining individual mortgages with new mortgages when their terms expire. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt and note obligations. If interest rates, at the time any individual debt instrument is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt or notes being retired.

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

Item 4T. Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

(b)   Changes in internal controls over financial reporting.   Management has determined that, as of March 31, 2009, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Other Matters

Reference is made to the Company’s Current Report on Form 10-K for the year ended December 31, 2008 (the “10-K”) for a description of legal proceedings involving the Company and Pennsylvania Avenue Funds.

As disclosed in the 10-K, on December 5, 2008, the Company commenced litigation in the Superior Court of New Jersey, Chancery Division, Essex County, against David Gorman, Kern, Suslow Securities, Inc., KSS Capital Markets and Don Brenner for, among other things, breach of a contract and the rescission of the sale (the “Sale”) of approximately 6% of the Company’s shares from Mr. Brenner to Bulldog Investors General Partnership ("Bulldog").  On January 9, 2009, the Court issued an Order to Show Cause temporarily enjoining and restraining Mr. Gorman, Kern, Suslow Securities, Inc. and KSS Capital Markets from assisting any person in acquiring any securities or assets of the Company, and from further violating the terms of their confidentiality agreement with the Company.  The Company's application for a preliminary injunction to rescind the Sale had been scheduled to be heard by the Court in late April 2009, but was ultimately withdrawn voluntarily before that date given the settlement with Bulldog where it was agreed that all litigation involving Bulldog would be dismissed.

Item 6.   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act

Exhibit 32.1	Certification of Chief Executive Officer 6 of Sarbanes-Oxley Act

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WILSHIRE ENTERPRISES, INC. (registrant)

Date: May 14, 2009		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
	By:	Francis J. Elenio
Chief Financial Officer