Form 10-Q
period 2009-06-30
WILSHIRE ENTERPRISES INC
filed 2009-08-10
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 2009                         Commission file number 1-4673

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2009.

Common Stock $1 Par Value —— 8,050,414

WILSHIRE ENTERPRISES, INC.
INDEX

PART I   - FINANCIAL INFORMATION
Item 1.   Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$13,042,000	$13,023,000
Restricted cash	197,000	195,000
Marketable debt securities, available-for-sale, at fair value	-	2,000,000
Accounts receivable, net	232,000	173,000
Income taxes receivable	1,594,000	773,000
Prepaid expenses and other current assets	1,384,000	1,133,000
Total current assets	16,449,000	17,297,000
Noncurrent assets:
Other noncurrent assets	264,000	196,000
Property and equipment:
Real estate properties	38,926,000	38,876,000
Real estate properties - held for sale	4,689,000	4,638,000
	43,615,000	43,514,000
Less:
Accumulated depreciation and amortization	17,878,000	17,293,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	25,366,000	25,850,000
Total assets	$42,079,000	$43,343,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$556,000	$4,378,000
Accounts payable	1,179,000	1,342,000
Income taxes payable	82,000	77,000
Accrued liabilities	816,000	1,066,000
Deferred income	132,000	87,000
Current liabilities associated with discontinued operations	256,000	264,000
Total current liabilities	3,021,000	7,214,000
Noncurrent liabilities:
Long-term debt, less current portion	27,728,000	23,467,000
Deferred income taxes	581,000	597,000
Deferred income	80,000	89,000
Total liabilities	31,410,000	31,367,000

Commitments and contingencies

Stockholders' equity:

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 10,013,544 shares at June 30, 2009 and December 31, 2008	10,014,000	10,014,000
Capital in excess of par value	9,272,000	9,309,000
Treasury stock, 1,963,130 shares at June 30, 2009 and 2,087,296 shares at December 31, 2008, at cost	(9,743,000)	(9,867,000)
Retained earnings	1,126,000	2,520,000
Total stockholders’ equity	10,669,000	11,976,000
Total liabilities and stockholders' equity	$42,079,000	$43,343,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2009 and 2008

	2009	2008
Revenues	$2,261,000	$2,323,000

Costs and Expenses
Operating expenses	1,449,000	1,472,000
Depreciation and amortization expense	265,000	292,000
General and administrative	868,000	1,054,000
Total costs and expenses	2,582,000	2,818,000

Loss from Operations	(321,000)	(495,000)

Other Income (Loss)
Dividend and interest income	9,000	134,000
Loss on the sale of marketable securities	-	(553,000)

Interest Expense	(437,000)	(428,000)

Loss before benefit for income taxes	(749,000)	(1,342,000)
.
Income Tax Benefit	(264,000)	(476,000)

Loss from Continuing Operations	(485,000)	(866,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations	(105,000)	(178,000)
Gain from sales	-	686,000

Discontinued Operations - Oil & Gas, Net of Taxes:
Loss from operations	(73,000)	(130,000)

Net loss	$(663,000)	$(488,000)

Basic net loss per share:
Loss from continuing operations	$(0.06)	$(0.11)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Real estate - gain on sales	-	0.09
Oil and gas - loss from operations	(0.01)	(0.02)
Net loss applicable to common stockholders	$(0.08)	$(0.06)
Diluted net loss per share:
Loss from continuing operations	$(0.06)	$(0.11)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Real estate - gain on sales	-	0.09
Oil and gas - loss from operations	(0.01)	(0.02)
Net loss applicable to common stockholders	$(0.08)	$(0.06)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2009 and 2008

	2009	2008
Revenues	$4,540,000	$4,574,000

Costs and Expenses
Operating expenses	2,783,000	2,904,000
Depreciation and amortization expense	586,000	618,000
General and administrative	2,165,000	1,797,000
Total costs and expenses	5,534,000	5,319,000

Loss from Operations	(994,000)	(745,000)

Other Income (Loss)
Dividend and interest income	25,000	272,000
Loss on sale of marketable securities	-	(553,000)
Other income	2,000	1,000

Interest Expense	(866,000)	(893,000)

Loss before benefit for income taxes	(1,833,000)	(1,918,000)
.
Income Tax Benefit	(679,000)	(739,000)

Loss from Continuing Operations	(1,154,000)	(1,179,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations	(253,000)	(270,000)
Gain from sales	-	747,000

Discontinued Operations - Oil & Gas, Net of Taxes:
Income (loss) from operations	13,000	(90,000)

Net loss	$(1,394,000)	$(792,000)

Basic net loss per share:
Loss from continuing operations	$(0.14)	$(0.15)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.03)	(0.03)
Real estate - gain on sales	-	0.09
Oil and gas - income (loss) from operations	-	(0.01)
Net loss applicable to common stockholders	$(0.17)	$(0.10)
Diluted net loss per share:
Loss from continuing operations	$(0.14)	$(0.15)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.03)	(0.03)
Real estate - gain on sales	-	0.09
Oil and gas - income (loss) from operations	-	(0.01)
Net loss applicable to common stockholders	$(0.17)	$(0.10)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,394,000)	$(792,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586,000	618,000
Stock-based compensation expense	87,000	48,000
Amortization of mortgage finance costs	32,000	29,000
Deferred income taxes	(16,000)	(38,000)
Increase (decrease) in deferred income	36,000	(39,000)
Loss on sales of marketable securities		553,000
Gain on sales of real estate assets	-	(1,244,000)
Changes in operating assets and liabilities -
Increase in accounts receivable	(59,000)	(37,000)
Increase in income taxes receivable	(821,000)	(486,000)
Decrease (increase) in prepaid expenses and other current assets	(251,000)	10,000
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and current liabilities associated with discontinued operations	(416,000)	268,000
Net cash used in operating activities	(2,216,000)	(1,110,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(102,000)	(141,000)
Proceeds from sales of real estate	-	2,026,000
Proceeds from redemptions of marketable securities	2,000,000	5,892,000
Increase in restricted cash	(2,000)	(1,321,000)
Net cash provided by investing activities	1,896,000	6,456,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	4,582,000	-
Principal payments of long-term debt	(4,143,000)	(857,000)
Financing costs	(100,000)	-
Net cash provided by (used in) financing activities	339,000	(857,000)

Net increase in cash and cash equivalents	19,000	4,489,000
CASH AND CASH EQUIVALENTS, beginning of period	13,023,000	4,843,000
CASH AND CASH EQUIVALENTS, end of period	$13,042,000	$9,332,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$832,000	$864,000
Income taxes, net	$9,900	$4,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. (“registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our”) believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other subsequent period.

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

In May 2008, the Company closed on the sale of its Tamarac Office Plaza, Florida, office complex for gross proceeds of $2 million.  After payments of closing costs and providing for taxes, the Company realized a net gain during the second quarter of 2008 of approximately $686,000 from this sale.

We evaluated subsequent events through August 10, 2009, the date of financial statement issuance.

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

During June 2008, the Company sold its investment in marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million.  As a result of this sale, the Company recognized a loss from the sale of securities of $553,000.

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

Following are the major categories of assets measured at fair value on a recurring basis during the six months ended June 30, 2009 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash	$13,239,000	$-	$-	$13,239,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and is priced at fair value, thus recorded in Level 1 above.

Accounting for Stock-Based Compensation:

The Company recorded charges of $18,000 and $22,000 during the three month periods ended June 30, 2009 and 2008, respectively, and $34,000 and $44,000 during the six month periods ended June 30, 2009 and 2008, respectively, in connection with the issuance of stock options to employees and non-employee directors. The application of SFAS 123(R) had no effect on basic and diluted earnings per share for the three and six months ended June 30, 2009 or 2008.

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

•
Dividends - the Company uses an expected dividend yield of zero despite the fact that the Company paid a one-time distribution of $3.00 per share during 2006. The Company intends to retain any earnings to fund future operations and potentially invest in additional real estate activities.

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, 25,000 and 35,000 stock options were granted during the three and six months ended June 30, 2009, respectively, to non-employee directors.  The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

The following table outlines the variables used in the Black-Scholes option-pricing model.

	Six months ended June 30, 2009	Three months ended June 30, 2009

Risk free interest rate	2.41% - 2.84%	2.41%
%Volatility	67.15% - 68.03%	67.15%
Dividend yield	-%	-%
Expected option term	10 years	10 years

As of June 30, 2009, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $39,000, which will be recognized over a remaining average period of 3.8 years.

Reclassifications:

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the June 30, 2009 presentation.

2.            Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenues, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net loss from continuing operations for the three and six months ended June 30, 2009 and 2008. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended June 30,
	2009	2008
Real estate revenues:
Residential	$1,899,000	$1,930,000
Commercial	362,000	393,000
Totals	$2,261,000	$2,323,000

Real estate operating expenses:
Residential	$1,267,000	$1,297,000
Commercial	182,000	175,000
Totals	$1,449,000	$1,472,000

Net operating income (“NOI”):
Residential	$632,000	$633,000
Commercial	180,000	218,000
Totals	$812,000	$851,000

Capital improvements:
Residential	$23,000	$86,000
Commercial	36,000	30,000
Totals	$59,000	$116,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$812,000	$851,000
Total other income (loss), including net investment income	9,000	(419,000)
Depreciation expense	(265,000)	(292,000)
General and administrative expense	(868,000)	(1,054,000)
Interest expense	(437,000)	(428,000)
Income tax benefit	264,000	476,000

Loss from continuing operations	$(485,000)	$(866,000)

	Six Months Ended June 30,
	2009	2008
Real estate revenues:
Residential	$3,841,000	$3,811,000
Commercial	699,000	763,000
Totals	$4,540,000	$4,574,000

Real estate operating expenses:
Residential	$2,442,000	$2,575,000
Commercial	341,000	329,000
Totals	$2,783,000	$2,904,000

Net operating income (“NOI”):
Residential	$1,399,000	$1,236,000
Commercial	358,000	434,000
Totals	$1,757,000	$1,670,000

Capital improvements:
Residential	$32,000	$104,000
Commercial	65,000	30,000
Totals	$97,000	$134,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$1,757,000	$1,670,000
Total other income (loss), including net investment income	27,000	(280,000)
Depreciation expense	(586,000)	(618,000)
General and administrative expense	(2,165,000)	(1,797,000)
Interest expense	(866,000)	(893,000)
Income tax benefit	679,000	739,000

Loss from continuing operations	$(1,154,000)	$(1,179,000)

3.           Comprehensive Loss:

Comprehensive loss for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(1,394,000)	$(792,000)
Reclassification adjustment, net of taxes		334,000
Unrealized loss arising during the period, net of taxes	-	(258,000)

Comprehensive loss	$(1,394,000)	$(716,000)

Comprehensive loss for the three months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(663,000)	$(488,000)
Reclassification adjustment, net of taxes		334,000
Unrealized loss arising during the period, net of taxes	-	(258,000)

Comprehensive loss	$(663,000)	$(412,000)

4.            Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator-
Net loss – basic and diluted	$(663,000)	$(488,000)	$(1,394,000)	$(792,000)
Denominator-
Weighted average common shares outstanding – basic	8,050,900	7,924,294	8,048,310	7,922,317
Incremental shares from assumed conversions of stock options	-	-	-	-
Weighted average common shares outstanding – diluted	8,050,900	7,924,294	8,048,310	7,922,317
Basic loss per share:	$(0.08)	$(0.06)	$(0.17)	$(0.10)
Diluted loss per share:	$(0.08)	$(0.06)	$(0.17)	$(0.10)

For the three and six months ended June 30, 2009 and 2008, 142,500 and 135,000, respectively,  potentially dilutive securities have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.

5.           Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to  1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through June 30, 2009, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share. No shares were purchased during the three months ended June 30, 2009.

6.           Fair value of financial instruments

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $30.6 million at June 30, 2009, which is greater than the carrying value by $2.3 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009.

7.        Stock Option Plans:

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, 10,000 stock options were granted to a newly appointed independent director on January 9, 2009 at an exercise price of $1.285 per share with a four year vesting period and a ten year life.  In addition, on April 20, 2009, the independent members of the Company’s Board of Directors were granted 5,000 options each, totaling 25,000 options at an exercise price of $1.50 per share with a four year vesting period and a ten year life.  No options were granted under the 2004 Stock Option and Incentive Plan during the three and six months ended June 30, 2009 or 2008.

A summary of option activity under the option plans as of June 30, 2009, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	130,000	$6.27	6.5	$-
Options granted	35,000	1.43	9.8	-
Options exercised	-	-	-	-
Options terminated and expired	(22,500)	6.26	6.3	-
Options outstanding and expected to vest at June 30, 2009	142,500	$5.03	6.8	$-

Options exercisable at June 30, 2009	86,500	$5.46	6.3	$-

A summary of the status of the Company’s nonvested restricted shares as of June 30, 2009 and changes during the three and six months ended June 30, 2009, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2009	7,633	$3.90

Shares Granted	125,000	0.99
Shares Vested	(2,044)	3.05
Shares Forfeited	(834)	9.39

Nonvested shares at June 30, 2009	129,755	$1.07

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

9.           Other Matters:

As disclosed in the 10-K for the year ended December 31, 2008, on December 5, 2008, the Company commenced litigation in the Superior Court of New Jersey, Chancery Division, Essex County, against David Gorman, Kern, Suslow Securities, Inc., KSS Capital Markets and Don Brenner for, among other things, breach of a contract and the rescission of the sale (the “Sale”) of approximately 6% of the Company’s shares from Mr. Brenner to Bulldog Investors General Partnership ("Bulldog").  The Company has now withdrawn all of its claims in that litigation pursuant to a settlement agreement with Bulldog.

On April 3, 2009, the Company announced that pursuant to a settlement agreement with certain shareholders, subject to certain specified conditions, the Company, a third party or the Company together with a third party, will commence a tender offer for at least 4.0 million shares of the Company's outstanding common stock at a price of $2.00 per share.  The Company agreed in the settlement agreement not to close the tender offer earlier than August 19, 2009 or later than September 4, 2009. The Company anticipates that it will commence the tender offer during the third quarter 2009, however there can be no assurance that any tender offer will be commenced or if commenced, that it will be consummated. However, if such tender offer is consummated, the Company could use approximately $8.5 million of its cash and cash equivalents to complete such tender offer.

On May 28, 2009, the Company refinanced the existing mortgage on its Summercreek property for approximately $4.6 million at an interest rate of 5.55% for a ten year period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 and the Company’s consolidated financial condition as of June 30, 2009. It is presumed that readers have read or have access to Wilshire’s 2008 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended June 30, 2009 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

Effects of Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events.”  (“SFAS 165”).  This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable accounting principles generally accepted in the United States of America.  SFAS 165, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for this fiscal quarter ending June 30, 2009.  The Company’s  adoption of SFAS 165 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  (“FSP SFAS 157-4”).  FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS 157.  The scope of this FSP does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets).  FSP SFAS 157-4 is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009.  The Company’s adoption of FSP SFAS 157-4 did not have a material impact on the condensed consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” (“SFAS 162”).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section, 411 “The Meaning of   ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’”. SFAS 162 is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial position.

 In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of FSP FAS 142-3 did not have a material impact on the Company’s consolidated financial statements.

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

 Overview

Net loss for the three months ended June 30, 2009 was $663,000 or $0.08 per diluted share as compared to a net loss of $488,000 or $0.06 per diluted share for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company recorded a net loss of $1,394,000 or $0.17 per diluted share as compared to a net loss of $792,000 or $0.10 per diluted share for the six months ended June 30, 2008.  Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

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

The following table presents the increases (decreases) in each major statements of operations category for the three and six months ended June 30, 2009 as compared to 2008. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Income Categories for the Periods:

	For the three months ended June 30,		For the six months ended June 30,
	2009 vs. 2008		2009 vs. 2008
	Amount ($)%		Amount ($)%

Revenues	$(62,000)	-2.7%	$(34,000)	-0.7%
Costs and expenses:
Operating expenses	(23,000)	-1.6%	(121,000)	-4.2%
Depreciation	(27,000)	-9.2%	(32,000)	-5.2%
General and administrative	(186,000)	-17.6%	368,000	20.5%
Total costs and expenses	(236,000)		215,000
Loss from Operations	174,000		(249,000)
Other Income
Dividend and interest income	(125,000)	-93.3%	(247,000)	-90.8%
Loss on sale of marketable securities	553,000	-100.0%	553,000	-100.0%
Other income	-	-	1,000	100.0%
Interest expense	(9,000)	2.1%	27,000	-3.0%
Loss before benefit for income taxes	593,000		85,000
Income tax benefit	212,000	-44.5%	60,000	-8.1%
Loss from continuing operations	381,000		25,000
Discontinued operations - real estate
Loss from operations	73,000	-41.0%	17,000	-6.3%
Gain from sales	(686,000)	-100.0%	(747,000)	-100.0%
Discontinued operations - oil & gas		-
Loss from operations	57,000	-43.8%	103,000	-114.4%
Gain from sale	-	-	-	-
Net loss	$(175,000)	35.9%	$(602,000)	76.0%
Basic loss per share:
Loss from continuing operations	$0.05	-45.5%	$-	0.0%
Income (loss) from discontinued operations	(0.07)	-140.0%	$(0.07)	-140.0%
Net loss applicable to common shareholders	$(0.02)	33.3%	$(0.07)	70.0%
Diluted loss per share:
Loss from continuing operations	$0.05	-45.5%	$-	0.0%
Income (loss) from discontinued operations	(0.07)	-140.0%	$(0.07)	-140.0%
Net loss applicable to common shareholders	$(0.02)	33.3%	$(0.07)	70.0%

Results of Operations

Three Months Ended June 30, 2009 as Compared with Three Months Ended June 30, 2008

Continuing Operations:

Loss from continuing operations amounted to $485,000 during the three months ended June 30, 2009 as compared to a loss from continuing operations of $866,000 during the three months ended June 30, 2008. Results per diluted share from continuing operations amounted to $(0.06) during the three months ended June 30, 2009 as compared to $(0.11) during the three months ended June 30, 2008. The 2009 period reflects a decrease in general and administrative expense of $186,000, which primarily relates to decreased professional fees.  Professional fees for the 2008 period included fees incurred in connection with the proposed merger of the Company.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Totals
	Three months Ended		Increase		Three months Ended		Increase		Three months Ended		Increase
	June 30,		(Decrease)		June 30,		(Decrease)		June 30,		(Decrease)
	2009	2008	$	%	2009	2008	$	%	2009	2008	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Total revenues	$1,899	$1,930	$(31)	(1.6)%	$362	$393	$(31)	(7.9)%	$2,261	$2,323	$(62)	(2.7	) %

Operating expenses	1,267	1,297	(30)	(2.3)%	182	175	7	4.0%	1,449	1,472	(23)	(1.6)%

Net operating income (“NOI”)	$632	$633	$(1)	(0.2)%	$180	$218	$(38)	(17.4)%	$812	$851	$(39)	(4.6	) %

Reconciliation to consolidated loss from continuing operations:

	2009	2008
Net operating income	$812	$851
Depreciation expense	(265)	(292)
General and administrative expense	(868)	(1,054)
Other income (loss)	9	(419)
Interest expense	(437)	(428)
Income tax benefit	264	476
Loss from continuing operations	$(485)	$(866)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas and Alpine Village Apartments in New Jersey. During the three months ended June 30, 2009, NOI decreased by $1,000 or 0.2% to $632,000 as compared to $633,000 during the same period in 2008.

Revenues decreased $31,000 or 1.6% during the quarter ended June 30, 2009 to $1,899,000, compared to $1,930,000 during the quarter ended June 30, 2008. Operating expenses decreased $30,000 or 2.3% to $1,267,000. The decrease in revenues was primarily attributable to increased vacancy rates at the Company’s Arizona apartment complexes. The decrease in operating expenses was primarily attributable to the implementation of greater cost controls at the Company’s Arizona and Texas apartment complexes.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During the three months ended June 30, 2009, NOI decreased by $38,000 or 17.4% to $180,000 as compared to $218,000 during the same period in 2008,  Revenues during the quarter ended June 30, 2009 as compared to the quarter ended June 30, 2008 decreased $31,000 or 7.9% to $362,000 and operating expenses increased $7,000 or 4.0% to $182,000. The revenue decrease was primarily attributable to decreased occupancy at Royal Mall (Arizona) resulting in decreased rental revenues in the amounts of $33,000, which was partially offset by an increase in rental  revenues at Tempe Corporate Center in the amount of $2,000.  The increased operating expenses were primarily attributable to increased maintenance costs at Tempe Corporate Center in the amount of $12,000, which was partially offset by decreased overall spending at Royal Mall in the amount of $5,000.

Other Operating Expenses

Depreciation and amortization expense amounted to $265,000 during the three months ended June 30, 2009, a decrease of $27,000 from $292,000 during the three months ended June 30, 2008. The decrease in depreciation and amortization expense relates to the retirement of certain assets during the past year.

General and administrative expense decreased $186,000, or 17.6%, to $868,000 during the three months ended June 30, 2009 as compared to $1,054,000 during the same period in 2008. The decrease in general and administrative expense is primarily attributable to decreased professional fees as a result of the termination of the proposed merger of the Company, which was partially offset by increased payroll and payroll related costs associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009.

Other income (loss) increased from a loss of $419,000 in the 2008 quarter to income of $9,000 during the 2009 quarter, an increase of $428,000. The increase is primarily related to the $553,000 loss on the sale of the Company’s marketable securities in the second quarter of 2008, which was partially offset by a decrease in interest and dividend income of $125,000.  The decrease in interest and dividend income during the three months ended June 30, 2009 is a result of declining interest rates related to the redemption of the Company’s ARS held during 2008 and reduced dividend income.

Interest expense increased to $437,000 during the three months ended June 30, 2009 as compared to $428,000 during the three months ended June 30, 2008. The increase primarily relates to increased amortization of mortgage finance costs as a result of the refinancing of the Summercreek property.

The benefit for income taxes amounted to $264,000 and $476,000 during the three months ended June 30, 2009 and 2008, respectively. The change in the benefit for income taxes is related to a decreased loss from continuing operations during the 2009 quarter as compared to the 2008 quarter.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the three months ended June 30, 2009 amounted to $105,000 as compared to an after tax income of $508,000 during the three months ended June 30, 2008. The after tax loss of $105,000 was not offset by any gain. The income during the 2008 period reflects a loss from operations of $178,000 offset by the after-tax gain on the sale of the Tamarac Office Plaza in May 2008 in the amount of $686,000.

Oil and Gas

During the quarter ended June 30, 2009, the Company recorded a loss from the wind down of its former oil and gas business, of $73,000 as compared to a loss of $130,000 during the same period in 2008. The net loss from the wind down of the oil and gas business during the quarters ended June 30, 2009 and 2008, relates to foreign currency losses during the periods.

Six Months Ended June 30, 2009 as Compared with Six Months Ended June 30, 2008

Continuing Operations:

Loss from continuing operations amounted to $1,154,000 during the six months ended June 30, 2009 as compared to a loss from continuing operations of $1,179,000 during the six months ended June 30, 2008. Results per diluted share from continuing operations amounted to $(0.14) during the six months ended June 30, 2009 as compared to $(0.15) during the six months ended June 30, 2008. The 2009 period included the following charges to expense: an increase in general and administrative expense of $368,000, which primarily relates to the increased payroll and payroll related costs associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009 of $242,000, an increase of $204,000 in legal fees primarily related to the proposed tender offer by the Company, an increase in shareholder reports and solicitations primarily related to the Company’s annual meeting and proposed tender offer of $361,000, which was partially offset by a decrease in accounting fees of $245,000 and consulting fees of $194,000 as a result of fees incurred in connection with the proposed merger during the 2008 period.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Totals
Six months Ended	Increase	Six months ended	Increase	Six months ended	Increase
June 30,	(Decrease)	June 30,	(Decrease)	June 30,	(Decrease)
2009	2008	$	%	2009	2008	$	%	2009	2008	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$3,841	$3,811	$30	0.8%	$699	$763	$(64)	(8.4)%	$4,540	$4,574	$(34)	(0.7)%

Operating expenses	2,442	2,575	(133)	(5.2)%	341	329	12	3.6%	2,783	2,904	(121)	(4.2)%

Net operating income (“NOI”)	$1,399	$1,236	$163	13.2%	$358	$434	$(76)	(17.5)%	$1,757	$1,670	$87	5.2%

Reconciliation to consolidated loss from continuing operations:

	2009	2008
Net operating income	$1,757	$1,670
Depreciation expense	(586)	(618)
General and administrative expense	(2,165)	(1,797)
Other income (loss)	27	(280)
Interest expense	(866)	(893)
Income tax benefit	679	739
Loss from continuing operations	$(1,154)	$(1,179)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas and Alpine Village Apartments in New Jersey. During the six months ended June 30, 2009, NOI increased by $163,000 or 13.2% to $1,399,000 as compared to $1,236,000 during the same period in 2008.

Revenues increased $30,000 or 0.8% during the six months ended June 30, 2009 to $3,841,000, compared to $3,811,000 during the six months ended June 30, 2008. Operating expenses decreased $133,000 or 5.2% to $2,442,000. The increase in revenues was primarily attributable to the Company’s Texas apartment complexes, which experienced a slight increase in occupancy during the period, which was partially offset by a decline in revenue at the Arizona apartment complexes as a result of decreased occupancy rates at these properties during the period. The decrease in operating expenses was primarily attributable to the Company’s Arizona and Texas apartment complexes.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, decreased $64,000 or 8.4% to $699,000 and operating expenses increased $12,000 or 3.6% to $341,000. The revenue decrease was primarily attributable to decreased occupancy at Royal Mall (Arizona) resulting in decreased rental revenues in the amounts of $96,000, which was partially offset by an increase in rental  revenues at Tempe Corporate Center in the amount of $32,000 .

Other Operating Expenses

Depreciation and amortization expense amounted to $586,000 during the six months ended June 30, 2009, a decrease of $32,000 from $618,000 during the six months ended June 30, 2008. The decrease in depreciation and amortization expense relates to the retirement of certain assets during the past year.

General and administrative expense increased $368,000, or 20.5%, to $2,165,000 during the six months ended June 30, 2009 as compared to $1,797,000 during the same period in 2008. The increase in general and administrative expense is primarily attributable to the increased payroll and payroll related costs associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009 of $242,000, an increase of $204,000 in legal fees primarily related to the proposed tender offer, an increase in shareholder reports and solicitations primarily related to the Company’s annual meeting and proposed tender offer of $361,000, which was partially offset by a decrease in accounting fees of $245,000 and consulting fees of $194,000 as a result of the proposed merger during the 2008 period.

Other income (loss) increased from a loss of $280,000 during the six months ended June 30, 2008 to income of $27,000 during the six months ended June 30, 2009, an increase of $307,000. The increase is primarily related to the loss on the sale of marketable securities of $553,000 during the six months ended June 30, 2008, which was partially offset by interest and dividend income of $272,000 during the same period.  The decrease in interest and dividend income during the six months ended June 30, 2009 is a result of declining interest rates related to the redemption of the Company’s ARS held during 2008 and reduced dividend income.

Interest expense decreased to $866,000 during the six months ended June 30, 2009 as compared to $893,000 during the six months ended June 30, 2008. The decrease primarily relates to the reduction in the Company’s mortgage liability and the payoff of the mortgage on the Tamarac Office Plaza which was sold in May 2008.

The benefit for income taxes amounted to $679,000 and $739,000 during the six months ended June 30, 2009 and 2008, respectively. The change in the benefit for income taxes is related to a decreased loss from continuing operations during the six months ended June 30, 2009 as compared to the same period during 2008.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the six months ended June 30, 2009 amounted to $253,000 as compared to an after tax income of $477,000 during the six months ended June 30, 2008. The after tax loss of $253,000 was not offset by any gain. The income during the 2008 period reflects the sales of one condominium unit at Jefferson Gardens in January 2008 for an after-tax gain of approximately $61,000 and the sale of the Tamarac Office Plaza in May 2008 for an after-tax gain of approximately $686,000.  The loss from operating properties classified as discontinued operations was $270,000 during the six months ended June 30, 2008.

Oil and Gas

During the six months ended June 30, 2009, the Company recorded income from the wind down of its former oil and gas business, of $13,000 as compared to a loss of $90,000 during the same period in 2008. The net income from the wind down of the oil and gas business during the six months ended June 30, 2009 relates to foreign currency gains during the period while the loss in the six months ended June 30, 2008 relates to professional fees and a foreign currency loss in the period.

Liquidity and Capital Resources

At June 30, 2009, the Company had working capital, including restricted cash, of $13.4 million, compared to working capital of $10.0 million at December 31, 2008.  The increase in working capital during the period primarily relates to the refinancing of the existing Summercreek debt which was classified as a current liability at December 31, 2008, which was partially offset by the Company’s loss from continuing operations of $1,154,000 during the period.

The Company has $13.2 million of cash and cash equivalents and restricted cash at June 30, 2009. This balance is comprised of working capital accounts for its real estate properties and corporate needs. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers.

The Company formerly held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days.  As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. During the six months ended June 30, 2009, the Company redeemed its remaining investment of $2.0 million of ARS at par.

The Company continues to explore opportunities to invest in its real estate properties to enhance value and is investigating corporate and real estate property transactions, both as buyer and seller, as they arise. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. As of the end of the first six months of 2009, management considers its liquidity position adequate to fulfill the Company’s current business plans.  The preceding statement constitutes a forward-looking statement.  However, the Company cannot evaluate its liquidity position related to real estate investments until after the proposed tender offer outlined below is completed.

Net cash used in operating activities amounted to $2,216,000 and $1,110,000 for the six months ended June 30, 2009 and 2008, respectively.   During the six months ended June 30, 2009, the use of cash resulted from a net loss of $1,394,000, the effect of depreciation of real estate properties and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the six months ended June 30, 2008, the use of cash resulted from a net loss of $792,000, the effect of the sale and depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $1,896,000 and $6,456,000 for the six month period ended June 30, 2009 and 2008, respectively. The cash provided by investing activities during the six months ended June 30, 2009 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $2,000,000, which was partially offset by an increase in restricted cash in the amount of $2,000 and capital expenditures on real estate properties of $102,000.  The cash provided by investing activities during the six months ended June 30, 2008 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $5,892,000, proceeds from the sale of real estate properties of $2,026,000, which was partially offset by capital expenditures for real estate properties of $141,000 and an increase in restricted cash of $1,321,000.  The increase in restricted cash related to the sale of the Tamarac Office Plaza which the Company anticipated would be a Section 1031 tax free exchange pursuant to the Internal Revenue Code.  At June 30, 2008, the Company was within its 45 day period to identify a property, as such the proceeds from the sale were classified as restricted.  Since a like-kind property was not identified within the prescribed period, such proceeds were released from restricted cash during the third quarter 2008.

Net cash provided by financing activities amounted to $339,000 during the six months ended June 30, 2009 as compared to net cash used in financing activities of $857,000 during the six months ended June 30, 2008. During the six months ended June 30, 2009, the cash provided was primarily attributable to the proceeds related to the refinancing of the Summercreek property in the amount of $4.6 million, which was partially offset by the repayment of the existing debt on the Summercreek property of $3.8 million and the repayment of scheduled long-term debt in the amount of $262,000 during the period.  During the six months ended June 30, 2008, the use of cash primarily reflects the repayment of scheduled long-term debt due and the payoff of the debt related to the Tamarac Office Plaza in May 2008 in the amount of $566,000.

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

On April 3, 2009, the Company announced that pursuant to a settlement agreement with certain shareholders, subject to certain specified conditions, the Company, a third party or the Company together with a third party, will commence a tender offer for at least 4.0 million shares of the Company's outstanding common stock at a price of $2.00 per share.  The Company agreed in the settlement agreement not to close the tender offer earlier than August 19, 2009 or later than September 4, 2009. The Company anticipates that it will commence the tender offer during the third quarter 2009; however, there can be no assurance that any tender offer will be commenced or if commenced, that it will be consummated. However, if such tender offer is consummated, the Company could use approximately $8.5 million of its cash and cash equivalents to complete such tender offer.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At June 30, 2009, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.  There were no shares repurchased by the Company during the six month period ended June 30, 2009.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary the value of which is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008 the Company began repatriating its cash held in its Canadian subsidiary as it was determined that no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta.  At June 30, 2009, the Company maintained a cash balance in its Canadian subsidiary of approximately $174,000.  It is intended that the remaining assets, net of liabilities, of its Canadian subsidiary will be repatriated during the remainder of 2009. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of June 30, 2009 and December 31, 2008 consists of the following:

	2009	2008
Mortgage notes payable	$28,284,000	$27,845,000
Less-current portion	556,000	4,378,000
Long-term portion	$27,728,000	$23,467,000

The aggregate maturities of the long-term debt in each of the five years subsequent to June 30, 2009 and thereafter are:

Year Ended	Amount
June 30, 2010	$556,000
June 30, 2011	589,000
June 30, 2012	619,000
June 30, 2013	22,194,000
June 30, 2014	72,000
Thereafter	4,254,000
$28,284,000

At June 30, 2009, the Company had $28,284,000 of mortgage debt outstanding which bears interest at an average fixed rate of 5.64% and a weighted average remaining life of approximately 3.94 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2013	$21,645,000
Thereafter	3,841,000
$25,486,000

On May 28, 2009, the Company refinanced the existing mortgage on its Summercreek property for approximately $4.6 million at an interest rate of 5.55% for a ten year period.   In addition, Wilshire expects to re-finance the remaining individual mortgages with new mortgages when their terms expire. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt and note obligations. If interest rates, at the time any individual debt instrument is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt or notes being retired.

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

Item 4T. Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

(b)   Changes in internal controls over financial reporting.   Management has determined that, as of June 30, 2009, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Other Matters

As disclosed in the 10-K for the year ended December 31, 2008, on December 5, 2008, the Company commenced litigation in the Superior Court of New Jersey, Chancery Division, Essex County, against David Gorman, Kern, Suslow Securities, Inc., KSS Capital Markets and Don Brenner for, among other things, breach of a contract and the rescission of the sale (the “Sale”) of approximately 6% of the Company’s shares from Mr. Brenner to Bulldog Investors General Partnership ("Bulldog").  The Company has now withdrawn all of its claims in that litigation pursuant to a settlement agreement with Bulldog.

Item 4.   Submission of Matters to a Vote of Security Holders

The following matters were submitted to a vote of the Company’s stockholders at its Annual Meeting held on April 20, 2009 , and the votes cast were as set forth below:

(i)	The election of two directors of the Company to serve as directors of the Company until the expiration of their terms. The votes cast were as follow:

	For	Withheld

Miles Berger	4,895,301	657,312
Eric J. Schmertz, Esq.	4,895,125	657,488

Mr. Berger and Mr. Schmertz were re-elected as directors at the annual meeting. The names of each other director whose term of office as a director continued after the annual meeting are as follows: S. Wilzig Izak, Milton Donnenberg, James Orphanides, and Martin Willschick.

(ii)	Ratification of the appointment of J.H. Cohn LLP as the Company’s auditors for 2008. The votes cast were as follows:

For	Against	Abstain
5,468,219	70,328	14,066

(iii)	Consideration of a stockholder proposal re: stockholder rights plan. The votes cast were as follows:

For	Against	Abstain
805,853	4,711749	35,011

(iii)	Consideration of a stockholder proposal re: the election of each director annually. The votes cast were as follows:

For	Against	Abstain
877,629	4,639,312	35,672

Item 6.   Exhibits

Exhibit 10.1
Settlement Agreement, dated as of April 2, 2009 among Wilshire Enterprises, Inc., Bulldog Investors, Full Value Partners, L.P. and certain of their affiliates, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 3, 2009

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
WILSHIRE ENTERPRISES, INC. (registrant)

Date: August 10, 2009		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
	By:	Francis J. Elenio
Chief Financial Officer