Form 10-Q
period 2009-09-30
WILSHIRE ENTERPRISES INC
filed 2009-11-16
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 2009                         Commission file number 1-4673

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 2009.

Common Stock $1 Par Value —— 4,003,034

WILSHIRE ENTERPRISES, INC.
INDEX

PART I   - FINANCIAL INFORMATION
Item 1.   Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$4,520,000	$13,023,000
Restricted cash	201,000	195,000
Marketable debt securities, available-for-sale, at fair value	-	2,000,000
Accounts receivable, net	174,000	173,000
Income taxes receivable	954,000	773,000
Prepaid expenses and other current assets	1,509,000	1,133,000
Total current assets	7,358,000	17,297,000
Noncurrent assets:
Deferred income tax asset	893,000	-
Other noncurrent assets	248,000	196,000
Property and equipment:
Real estate properties	39,044,000	38,876,000
Real estate properties - held for sale	4,691,000	4,638,000
	43,735,000	43,514,000
Less:
Accumulated depreciation and amortization	18,151,000	17,293,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	25,213,000	25,850,000
Total assets	$33,712,000	$43,343,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$564,000	$4,378,000
Accounts payable	1,472,000	1,342,000
Income taxes payable	88,000	77,000
Accrued liabilities	937,000	1,066,000
Deferred income	123,000	87,000
Current liabilities associated with discontinued operations	195,000	264,000
Total current liabilities	3,379,000	7,214,000
Noncurrent liabilities:
Long-term debt, less current portion	27,587,000	23,467,000
Deferred income taxes	527,000	597,000
Deferred income	75,000	89,000
Total liabilities	31,568,000	31,367,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 5,966,164 shares at September 30, 2009 and 10,013,544 shares at December 31, 2008	5,966,000	10,014,000
Capital in excess of par value	5,267,000	9,309,000
Treasury stock, 1,963,130 shares at September 30, 2009 and 2,087,296 shares at December 31, 2008, at cost	(9,743,000)	(9,867,000)
Retained earnings	654,000	2,520,000
Total stockholders’ equity	2,144,000	11,976,000
Total liabilities and stockholders' equity	$33,712,000	$43,343,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2009 and 2008

	2009	2008
Revenues	$2,234,000	$2,334,000

Costs and Expenses
Operating expenses	1,520,000	1,469,000
Depreciation and amortization expense	272,000	284,000
General and administrative	826,000	1,051,000
Total costs and expenses	2,618,000	2,804,000

Loss from Operations	(384,000)	(470,000)

Other Income (Loss)
Dividend and interest income	5,000	80,000

Interest Expense	(422,000)	(443,000)

Loss before benefit for income taxes	(801,000)	(833,000)
.
Income Tax Benefit	(281,000)	(380,000)

Loss from Continuing Operations	(520,000)	(453,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations	(56,000)	(120,000)

Discontinued Operations - Oil & Gas, Net of Taxes:
Income from operations	104,000	277,000

Net loss	$(472,000)	$(296,000)

Basic net loss per share:
Loss from continuing operations	$(0.07)	$(0.06)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Oil and gas - income from operations	0.01	0.04
Net loss applicable to common stockholders	$(0.07)	$(0.04)
Diluted net loss per share:
Loss from continuing operations	$(0.07)	$(0.06)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Oil and gas - income from operations	0.01	0.04
Net loss applicable to common stockholders	$(0.07)	$(0.04)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
Revenues	$6,774,000	$6,908,000

Costs and Expenses
Operating expenses	4,303,000	4,373,000
Depreciation and amortization expense	858,000	902,000
General and administrative	2,991,000	2,848,000
Total costs and expenses	8,152,000	8,123,000

Loss from Operations	(1,378,000)	(1,215,000)

Other Income (Loss)
Dividend and interest income	30,000	352,000
Loss on sale of marketable securities	-	(553,000)
Other income	2,000	1,000

Interest Expense	(1,288,000)	(1,336,000)

Loss before benefit for income taxes	(2,634,000)	(2,751,000)
.
Income Tax Benefit	(960,000)	(1,119,000)

Loss from Continuing Operations	(1,674,000)	(1,632,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations	(309,000)	(390,000)
Gain from sales	-	747,000

Discontinued Operations - Oil & Gas, Net of Taxes:
Income from operations	117,000	187,000

Net loss	$(1,866,000)	$(1,088,000)

Basic net loss per share:
Loss from continuing operations	$(0.22)	$(0.21)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.04)	(0.04)
Real estate - gain on sales	-	0.09
Oil and gas - income from operations	0.02	0.02
Net loss applicable to common stockholders	$(0.24)	$(0.14)
Diluted net loss per share:
Loss from continuing operations	$(0.22)	$(0.21)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.04)	(0.04)
Real estate - gain on sales	-	0.09
Oil and gas - income from operations	0.02	0.02
Net loss applicable to common stockholders	$(0.24)	$(0.14)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2009

	Preferred Stock		Common Stock		Capital in Excess of	Retained	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Earnings	Stock	Equity
Balance, December 31, 2008	-	-	10,013,544	$10,014,000	$9,309,000	$2,520,000	$(9,867,000)	$11,976,000
(Unaudited)
Net loss						(1,866,000)		(1,866,000)
Grant of 125,000 shares of restricted stock					(124,000)		124,000	-
Amortization of compensation associated with stock and stock option awards					129,000			129,000
Purchase of common stock			(4,047,380)	(4,048,000)	(4,047,000)			(8,095,000)

Balance, September 30, 2009	-	$-	5,966,164	$5,966,000	$5,267,000	$654,000	$(9,743,000)	$2,144,000

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,866,000)	$(1,088,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	858,000	902,000
Stock-based compensation expense	129,000	79,000
Amortization of mortgage finance costs	48,000	43,000
Deferred income taxes	(70,000)	39,000
Increase (decrease) in deferred income	22,000	(67,000)
Loss on sales of marketable securities		553,000
Gain on sales of real estate assets	-	(1,244,000)
Changes in operating assets and liabilities -
(Increase) decrease in accounts receivable	(1,000)	20,000
Increase in income taxes receivable	(1,074,000)	(725,000)
Increase in prepaid expenses and other current assets	(376,000)	(89,000)
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and current liabilities associated with discontinued operations	(57,000)	83,000
Net cash used in operating activities	(2,387,000)	(1,494,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(221,000)	(177,000)
Proceeds from sales of real estate	-	2,044,000
Proceeds from redemptions of marketable securities	2,000,000	6,142,000
(Increase) decrease in restricted cash	(6,000)	45,000
Net cash provided by investing activities	1,773,000	8,054,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	4,582,000	-
Principal payments of long-term debt	(4,276,000)	(976,000)
Repurchase of common stock	(8,095,000)	-
Financing costs	(100,000)	-
Net cash used in financing activities	(7,889,000)	(976,000)

Net increase (decrease) in cash and cash equivalents	(8,503,000)	5,584,000
CASH AND CASH EQUIVALENTS, beginning of period	13,023,000	4,843,000
CASH AND CASH EQUIVALENTS, end of period	$4,520,000	$10,427,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$1,239,000	$1,319,000
Income taxes, net	$42,000	$4,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. (“registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our”) believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009 or any other subsequent period.

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

We evaluated subsequent events through November 12, 2009, the date of financial statement issuance, and concluded there were no subsequent events to disclose.

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

Assets measured at fair value on a recurring basis:

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) which was primarily codified into Topic 820 – “Fair Value Measurements” (“ASC Topic 820”) in the Accounting Standards Codification (“ASC”).  ASC Topic 820 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC Topic 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market where the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of ASC Topic 820 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ASC Topic 820 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below, with Level 1 having the highest priority and Level 3 having the lowest.

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

Following are the major categories of assets measured at fair value on a recurring basis during the nine months ended September 30, 2009 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash	$4,721,000	$-	$-	$4,721,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and is priced at fair value, thus recorded in Level 1 above.

Accounting for Stock-Based Compensation:

The Company recorded charges of $17,000 and $23,000 during the three month periods ended September 30, 2009 and 2008, respectively, and $51,000 and $67,000 during the nine month periods ended September 30, 2009 and 2008, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of the expense related to the issuance of stock options issued to employees and non-employee directors on basic and diluted earnings per share was $0.00 for the three months ended September 30, 2009 and 2008 and $0.01 for the nine months ended September 30, 2009 and 2008.

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

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, no stock options were granted during the three months ended September 30, 2009 and 35,000 stock options were granted during the nine months ended September 30, 2009, to non-employee directors.  The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

The following table outlines the variables used in the Black-Scholes option-pricing model.

	Nine months ended September 30, 2009	Three months ended September 30, 2009

Risk free interest rate	2.41% - 2.84%	-%
%Volatility	67.15% - 68.03%	-%
Dividend yield	-%	-%
Expected option term	10 years	-

As of September 30, 2009, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $122,000, which will be recognized over a remaining average period of 3.5 years.

Reclassifications:

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the September 30, 2009 presentation.

2.	Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenues, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net loss from continuing operations for the three and nine months ended September 30, 2009 and 2008. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended September 30,
	2009	2008
Real estate revenues:
Residential	$1,916,000	$2,004,000
Commercial	318,000	330,000
Totals	$2,234,000	$2,334,000

Real estate operating expenses:
Residential	$1,327,000	$1,279,000
Commercial	193,000	190,000
Totals	$1,520,000	$1,469,000

Net operating income (“NOI”):
Residential	$589,000	$725,000
Commercial	125,000	140,000
Totals	$714,000	$865,000

Capital improvements:
Residential	$113,000	$18,000
Commercial	7,000	25,000
Totals	$120,000	$43,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$714,000	$865,000
Total other income (loss), including net investment income	5,000	80,000
Depreciation expense	(272,000)	(284,000)
General and administrative expense	(826,000)	(1,051,000)
Interest expense	(422,000)	(443,000)
Income tax benefit	281,000	380,000

Loss from continuing operations	$(520,000)	$(453,000)

	Nine Months Ended September 30,
	2009	2008
Real estate revenues:
Residential	$5,757,000	$5,815,000
Commercial	1,017,000	1,093,000
Totals	$6,774,000	$6,908,000

Real estate operating expenses:
Residential	$3,769,000	$3,854,000
Commercial	534,000	519,000
Totals	$4,303,000	$4,373,000

Net operating income (“NOI”):
Residential	$1,988,000	$1,961,000
Commercial	483,000	574,000
Totals	$2,471,000	$2,535,000

Capital improvements:
Residential	$146,000	$122,000
Commercial	71,000	55,000
Totals	$217,000	$177,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$2,471,000	$2,535,000
Total other income (loss), including net investment income	32,000	(200,000)
Depreciation expense	(858,000)	(902,000)
General and administrative expense	(2,991,000)	(2,848,000)
Interest expense	(1,288,000)	(1,336,000)
Income tax benefit	960,000	1,119,000

Loss from continuing operations	$(1,674,000)	$(1,632,000)

3.	Comprehensive Loss:

Comprehensive loss for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(1,866,000)	$(1,088,000)
Reclassification adjustment, net of taxes		334,000
Unrealized loss arising during the period, net of taxes	-	(258,000)

Comprehensive loss	$(1,866,000)	$(1,012,000)

Comprehensive loss for the three months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)

Net loss	$(472,000)	$(296,000)
Unrealized loss arising during the period, net of taxes	-	-

Comprehensive loss	$(472,000)	$(296,000)

4.       Earnings Per Share:

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator-
Net loss – basic and diluted	$(472,000)	$(296,000)	$(1,866,000)	$(1,088,000)
Denominator-
Weighted average common shares outstanding – basic	7,170,549	7,926,248	7,752,508	7,923,642
Incremental shares from assumed conversions of stock options		-	-	-
Weighted average common shares outstanding – diluted	7,170,549	7,926,248	7,752,508	7,923,642
Basic loss per share:	$(0.07)	$(0.04)	$(0.24)	$(0.14)
Diluted loss per share:	$(0.07)	$(0.04)	$(0.24)	$(0.14)

For the three months ended September 30, 2009 and 2008, 262,748 and 96,003, respectively,  of potentially dilutive securities have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.  For the nine months ended September 30, 2009 and 2008, 334,281 and 117,049, respectively, of potentially dilutive securities have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.

5.       Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through September 30, 2009, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000. No shares were purchased during the three months ended September 30, 2009.

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $30.8 million at September 30, 2009, which is greater than the carrying value by $2.7 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009.

7.       Stock Option Plans:

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, 10,000 stock options were granted to a newly appointed independent director on January 9, 2009 at an exercise price of $1.285 per share with a four year vesting period and a ten year life.  In addition, on April 20, 2009, the independent members of the Company’s Board of Directors were granted 5,000 options each, totaling 25,000 options at an exercise price of $1.50 per share with a four year vesting period and a ten year life.  No options were granted under the 2004 Stock Option and Incentive Plan during the three and nine months ended September 30, 2009 or 2008.

A summary of option activity under the option plans as of September 30, 2009, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2009	130,000	$6.27	6.3	$
Options granted	35,000	1.43	9.3
Options exercised	-	-	-
Options terminated and expired	(22,500)	6.26	6.3
Options outstanding and expected to vest at September 30, 2009	142,500	$5.03	6.6		$-

Options exercisable at September 30, 2009	92,500	$5.34	6.1		$-

A summary of the status of the Company’s nonvested restricted shares as of September 30, 2009 and changes during the three and nine months ended September 30, 2009, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2009	7,633	$3.90

Shares Granted	125,000	0.99
Shares Vested	(2,044)	3.05
Shares Forfeited	(834)	9.39

Nonvested shares at September 30, 2009	129,755	$1.07

8.       Income Taxes:

The Company accounts for income taxes in annual periods by applying the asset and liability approach. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Material differences between tax rates in the jurisdictions in which the Company is taxed and the effective income tax rates are attributable to fair value adjustments arising from the Company’s financial instruments that are measured at fair values for reporting purposes, share-based payment arrangements and non-deductible amortization of intangible assets. The Company’s effective income tax rates are subject to ongoing evaluation and adjustment based upon facts and circumstances surrounding our estimation of future income and expense and differences between financial statement and taxable income (loss).

The amount of income taxes and related income tax positions taken is subject to audits by federal and state tax authorities. The Company’s estimate of the potential outcome of any uncertain tax position is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC Topic 740 “Income Taxes” (“ASC Topic 740”) which requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC Topic 740 and tax position taken or expected to be taken on the tax return. Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC Topic 740.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. The tax years 2006, 2007 and 2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

During the three and nine months ended September 30, 2009, the Company recorded a valuation allowance against its state tax benefit in the amount of $78,000.

9.       Other Matters:

Issuer Tender Offer

Pursuant to a settlement agreement entered into by the Company with certain shareholders, the Company completed an issuer tender offer on September 14, 2009.  Pursuant to the terms of the tender offer, the Company agreed to purchase up to 4,000,000 shares of its common stock at a price of $2.00 per share.  The Company purchased and retired 4,047,380 shares of its common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $8,094,760.  The 4,047,380 shares purchased pursuant to the tender offer are comprised of the 4,000,000 shares the Company offered to purchase and 47,380 shares purchased pursuant to the Company’s right under applicable securities laws to purchase up to an additional 2% of the Company’s outstanding shares without extending the tender offer.

Summercreek Refinancing

On May 28, 2009, the Company refinanced the existing mortgage on its Summercreek property for approximately $4.6 million at an interest rate of 5.55% for a ten year period.

Legal Matters

On or about July 31, 2009, James Robert Soprito, individually and as successor-in-interest to Josephine Soprito, as Decedent; Cindy Maguglin and Donna Tryon (collectively, "Plaintiffs"), filed a Complaint for Damages in the Superior Court of the State of California for the County of San Francisco against numerous defendants, including the Company.  Plaintiffs are seeking damages based on claims of, among other things, wrongful death, negligence, strict liability, enterprise liability, and premises liability.  These claims are based on the allegation that the decedent and others suffered injuries as a result of exposure to asbestos materials at certain unspecified times in the past.  The Company sold its oil and gas business in 2004 and does not believe it should be named as a party in the case.  The Company has been granted an extension of time to answer, move or otherwise respond to the Complaint pending the Plaintiff's evaluation of materials submitted by the Company in support of its position that it should not be named as a party.  If the case were to proceed against the Company, the Company intends to vigorously oppose the claims.  In addition, the purchase and sale agreement pursuant to which the Company sold its oil and gas business requires the purchaser to idemnify the Company for certain environmental liabilities relating to the properties sold.  While the purchaser has claimed that such indemnification is not applicable to this case, the Company believes it is enforceable and plans to pursue its indemnification claim if the case were to proceed against the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 and the Company’s consolidated financial condition as of September 30, 2009. It is presumed that readers have read or have access to Wilshire’s 2008 Annual Report on Form 10-K which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended September 30, 2009 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, for the year ended December 31, 2008.

Effects of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification” or “ASC”). The Codification has become the single source for all authoritative Generally Accepted Accounting Principal (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which was primarily codified into Topic 855 – Subsequent Events in the ASC.  This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable accounting principles generally accepted in the United States of America.  ASC Topic 855, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 is effective for the fiscal quarter ended June 30, 2009.  The Company’s adoption of ASC Topic 855 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was primarily codified into ASC 82-10-65-4.  ASC 82-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  The scope of this pronouncement does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets).  ASC 82-10-65-4 is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009.  The Company’s adoption of ASC 82-10-65-4 did not have a material impact on the condensed consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, Determination of Useful Life of Intangible Assets, which was primarily codified into ASC Topic 350 – Intangibles.   This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced related disclosures.  ASC Topic 350 also requires expanded disclosure related to the determination of intangible asset useful lives. This guidance is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The adoption of ASC Topic 350 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which was primarily codified into ASC Topic 815 – Derivatives and Hedging.  ASC Topic 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.   ASC Topic 815 was effective beginning January 1, 2009. The Company does not have any derivative instruments or utilize any hedging activities and therefore, ASC Topic 815 is not applicable to the Company at this time.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations, which was primarily codified into ASC Topic 805 – Business Combinations.  This guidance changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and changes when restructurings related to acquisition can be recognized.  The standard is effective for fiscal years beginning on or after December 15, 2008 and will only impact the accounting for acquisitions that are made after adoption.  The Company believes the adoption of ASC Topic 805 will not have an effect on the Company’s consolidated financial position or results of operations as there are no current acquisitions being contemplated.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which was primarily codified into ASC Topic 810 – Consolidation Noncontrolling Interest. ASC Topic 810 is effective for fiscal years beginning on or after December 15, 2008, with earlier adoption prohibited.  This statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the Company’s equity.  The amount of net income attributable to the noncontrolling interest will be included in the consolidated net income on the face of the consolidated income statement.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of ASC Topic 805.  ASC Topic 810 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.  The Company believes the adoption of ASC Topic 810 will not have an effect on the Company’s consolidated financial position or results of operations as there are no non-controlling interests.

 Overview

Net loss for the three months ended September 30, 2009 was $472,000 or $0.07 per diluted share as compared to a net loss of $296,000 or $0.04 per diluted share for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company recorded a net loss of $1,866,000 or $0.24 per diluted share as compared to a net loss of $1,088,000 or $0.14 per diluted share for the nine months ended September 30, 2008.  Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

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

The following table presents the increases (decreases) in each major statements of operations category for the three and nine months ended September 30, 2009 as compared to 2008. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Consolidated Statements of Income Categories for the Periods:

	For the three months ended September 30,		For the nine months ended September 30,
	2009 vs. 2008		2009 vs. 2008
	Amount ($)%		Amount ($)%

Revenues	$(100,000)	-4.3%	$(134,000)	-1.9%
Costs and expenses:
Operating expenses	51,000	3.5%	(70,000)	-1.6%
Depreciation	(12,000)	-4.2%	(44,000)	-4.9%
General and administrative	(225,000)	-21.4%	143,000	5.0%
Total costs and expenses	(186,000)		29,000
Loss from Operations	86,000		(163,000)
Other Income
Dividend and interest income	(75,000)	-93.8%	(322,000)	-91.48%
Loss on sale of marketable securities	-	-	553,000	-100.0%
Other income	-	-	1,000	100.0%
Interest expense	21,000	-4.7%	48,000	3.6%
Loss before benefit for income taxes	32,000		117,000
Income tax benefit	99,000	-26.1%	159,000	-14.2%
Loss from continuing operations	(67,000)		(42,000)
Discontinued operations - real estate
Loss from operations	64,000	-53.3%	81,000	-20.8%
Gain from sales	-	-	(747,000)	-100.0%
Discontinued operations - oil & gas		-
Loss from operations	(173,000)	-62.5%	(70,000)	-37.4%
Gain from sale	-	-	-	-
Net loss	$(176,000)	59.5%	$(778,000)	71.5%
Basic loss per share:
Loss from continuing operations	$(0.01)	16.7%	$(0.01)	4.8%
Income (loss) from discontinued operations	(0.02)	-100.0%	$(0.09)	-128.6%
Net loss applicable to common shareholders	$(0.03)	75.0%	$(0.10)	71.4%
Diluted loss per share:
Loss from continuing operations	$(0.01)	16.7%	$(0.01)	4.8%
Income (loss) from discontinued operations	(0.02)	-100.0%	$(0.09)	-128.6%
Net loss applicable to common shareholders	$(0.03)	75.0%	$(0.10)	71.4%

Results of Operations

Three Months Ended September 30, 2009 as Compared with Three Months Ended September 30, 2008

Continuing Operations:

Loss from continuing operations amounted to $520,000 during the three months ended September 30, 2009 as compared to a loss from continuing operations of $453,000 during the three months ended September 30, 2008. Results per diluted share from continuing operations amounted to $(0.07) during the three months ended September 30, 2009 as compared to $(0.06) during the three months ended September 30, 2008. The 2009 period reflects a decrease in general and administrative expense of $225,000, which primarily relates to decreased professional fees, which was partially offset by an in increase in operating expenses of $51,000.  The 2008 period included the following charges to expense: an increase in general and administrative expense of $159,000, which primarily relates to professional fees incurred in connection with the proposed sale of the Company, as well as an increase in operating expenses of $34,000 partially offset by a decrease in depreciation expense of $80,000 and an increased income tax benefit of $205,000 resulting from an increased operating loss for the period.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Totals
Three months Ended	Increase	Three months Ended	Increase	Three months ended	Increase
September 30,	(Decrease)	September 30,	(Decrease)	September 30,	(Decrease)
2009	2008	$	%	2009	2008	$	%	2009	2008	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$1,916	$2,004	$(88)	(4.4)%	$318	$330	$(12)	(3.6)%	$2,234	$2,334	$(100)	(4.3)%

Operating expenses	1,327	1,279	48	3.8%	193	190	3	1.6%	1,520	1,469	51	3.5%

Net operating income (“NOI”)	$589	$725	$(136)	(18.8)%	$125	$140	$(15)	(10.7)%	$714	$865	$(151)	(17.5)%

Reconciliation to consolidated loss from continuing operations:

	2009	2008
Net operating income	$714	$865
Depreciation expense	(272)	(284)
General and administrative expense	(826)	(1,051)
Other income (loss)	5	80
Interest expense	(422)	(443)
Income tax benefit	281	380
Loss from continuing operations	$(520)	$(453)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas and Alpine Village Apartments in New Jersey. During the three months ended September 30, 2009, NOI decreased by $136,000 or 18.8% to $589,000 as compared to $725,000 during the same period in 2008.

Revenues decreased $88,000 or 4.4% during the quarter ended September 30, 2009 to $1,916,000, compared to $2,004,000 during the quarter ended September 30, 2008. Operating expenses increased $48,000 or 3.8% to $1,327,000. The decrease in revenues was primarily attributable to increased vacancy rates at the Company’s Sunrise Ridge apartment complex. The increase in operating expenses was primarily attributable to increased maintenance costs and apartment preparation costs resulting from occupancy turnover.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During the three months ended September 30, 2009, NOI decreased by $15,000 or 10.7% to $125,000 as compared to $140,000 during the same period in 2008.  Revenues during the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 decreased $12,000 or 3.6% to $318,000 and operating expenses increased $3,000 or 1.6% to $193,000. The revenue decrease was primarily attributable to decreased occupancy at Tempe Corporate Center (Tempe, AZ) resulting in decreased rental revenues in the amounts of $14,000, which was partially offset by an increase in rental  revenues at Royal Mall Plaza in the amount of $2,000.  The increased operating expenses were primarily attributable to increased real estate taxes and maintenance costs in the amount of $3,000.

Other Operating Expenses

Depreciation and amortization expense amounted to $272,000 during the three months ended September 30, 2009, a decrease of $12,000 from $284,000 during the three months ended September 30, 2008. The decrease in depreciation and amortization expense relates to the retirement of certain assets during the past year.

General and administrative expense decreased $225,000, or 21.4%, to $826,000 during the three months ended September 30, 2009 as compared to $1,051,000 during the same period in 2008. The decrease in general and administrative expense is primarily attributable to decreased professional fees as a result of the termination of the proposed merger of the Company during 2008, which was partially offset by increased payroll and payroll related costs associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009 and the costs associated with the Company’s tender offer which was completed in September 2009.

Other income (loss) decreased from income of $80,000 in the 2008 quarter to income of $5,000 during the 2009 quarter, a decrease of $75,000. The decrease is primarily related to a decrease in interest and dividend income of $75,000 during the 2009 period.  The decrease in interest and dividend income during the three months ended September 30, 2009 is a result of declining interest rates and the redemption of the Company’s ARS held during 2008 and reduced dividend income.

Interest expense decreased to $422,000 during the three months ended September 30, 2009 as compared to $443,000 during the three months ended September 30, 2008. The decrease primarily relates to the reduction in the Company’s mortgage liability and the refinancing of the Summercreek property.

The benefit for income taxes amounted to $281,000 and $380,000 during the three months ended September 30, 2009 and 2008, respectively. The change in the benefit for income taxes is related to a decreased loss from continuing operations before tax and a valuation allowance related to state taxes of $78,000 during the 2009 quarter as compared to the 2008 quarter.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the three months ended September 30, 2009 amounted to $56,000 as compared to an after tax loss of $120,000 during the three months ended September 30, 2008. The after tax loss of $56,000 and $120,000 for the 2009 and 2008 periods, respectively, reflects the loss from operations.

Oil and Gas

During the quarter ended September 30, 2009, the Company recorded a profit from the wind down of its former oil and gas business, of $104,000 as compared to income of $277,000 during the same period in 2008. The net profit from the wind down of the oil and gas business during the quarter ended September 30, 2009 relates to foreign currency gains during the period.  The net income from the wind down of the oil and gas business during the quarter ended September 30, 2008 relates to foreign currency gains during the period and a tax refund in the amount of $85,000.

Nine Months Ended September 30, 2009 as Compared with Nine Months Ended September 30, 2008

Continuing Operations:

Loss from continuing operations amounted to $1,674,000 during the nine months ended September 30, 2009 as compared to a loss from continuing operations of $1,632,000 during the nine months ended September 30, 2008. Results per diluted share from continuing operations amounted to $(0.22) during the nine months ended September 30, 2009 as compared to $(0.21) during the nine months ended September 30, 2008. The 2009 period included the following charges to expense: an increase in general and administrative expense of $143,000, which primarily relates to the increased payroll and payroll related costs associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009 of $315,000, an increase in shareholder reports and solicitations primarily related to the Company’s annual meeting and completed issuer tender offer of $310,000, which was partially offset by a decrease in accounting fees of $244,000 and consulting fees of $221,000 as a result of fees incurred in connection with the proposed merger during the 2008 period.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate					Commercial Real Estate						Totals
	Nine months Ended		Increase			Nine months ended		Increase		Nine months ended		Increase
	September 30,		(Decrease)			September 30,		(Decrease)		September 30,		(Decrease)
	2009	2008	$	%		2009	2008	$	%	2009	2008	$	%
	(In 000's of $)					(In 000's of $)				(In 000's of $)

Total revenues	$5,757	$5,815	$(58)	(1.0	) %	$1,017	$1,093	$(76)	(7.0)%	$6,774	$6,908	$(134)	(1.9)%

Operating expenses	3,769	3,854	(85)	(2.2)%		534	519	15	2.9%	4,303	4,373	(70)	(1.6)%

Net operating income (“NOI”)	$1,988	$1,961	$27	1.4%		$483	$574	$(91)	(15.9)%	$2,471	$2,535	$(64)	(2.5)%

Reconciliation to consolidated loss from continuing operations:

	2009	2008
Net operating income	$2,471	$2,535
Depreciation expense	(858)	(902)
General and administrative expense	(2,991)	(2,848)
Other income (loss)	32	(200)
Interest expense	(1,288)	(1,336)
Income tax benefit	960	1,119
Loss from continuing operations	$(1,674)	$(1,632)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas and Alpine Village Apartments in New Jersey. During the nine months ended September 30, 2009, NOI increased by $27,000 or 1.4% to $1,988,000 as compared to $1,961,000 during the same period in 2008.

Revenues decreased $58,000 or 1.0% during the nine months ended September 30, 2009 to $5,757,000, compared to $5,815,000 during the nine months ended September 30, 2008. Operating expenses decreased $85,000 or 2.2% to $3,769,000. The decrease in revenues was primarily attributable to a decline in revenue at the Arizona apartment complexes as a result of decreased occupancy at these properties during the period. The decrease in operating expenses was primarily attributable to the implementation of greater cost controls at the Company’s Arizona and Texas apartment complexes.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. Revenues during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, decreased $76,000 or 7.0% to $1,017,000 and operating expenses increased $15,000 or 2.9% to $534,000. The revenue decrease was primarily attributable to decreased occupancy at Royal Mall (Arizona) resulting in decreased rental revenues in the amounts of $93,000, which was partially offset by an increase in rental  revenues at Tempe Corporate Center in the amount of $17,000.  The increase in operating expenses was primarily attributable to increased maintenance costs at Temple Corporate Center in the amount of $15,000.

Other Operating Expenses

Depreciation and amortization expense amounted to $858,000 during the nine months ended September 30, 2009, a decrease of $44,000 from $902,000 during the nine months ended September 30, 2008. The decrease in depreciation and amortization expense relates to the retirement of certain assets during the past year.

General and administrative expense increased $143,000, or 5.0%, to $2,991,000 during the nine months ended September 30, 2009 as compared to $2,848,000 during the same period in 2008. The increase in general and administrative expense is primarily attributable to the increased payroll and payroll related costs associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009 of $315,000, an increase in shareholder reports and solicitations primarily related to the Company’s annual meeting and completed issuer tender offer of $310,000, which was partially offset by a decrease in accounting fees of $244,000 and consulting fees of $221,000 which were incurred in connection with the proposed merger during the 2008 period.

Other income (loss) increased from a loss of $200,000 during the nine months ended September 30, 2008 to income of $32,000 during the nine months ended September 30, 2009, an increase of $232,000. The increase is primarily related to the loss on the sale of marketable securities of $553,000 during the nine months ended September 30, 2008, which was partially offset by interest and dividend income of $352,000 during the same period The decrease in interest and dividend income during the nine months ended September 30, 2009 is a result of declining interest rates and the redemption of the Company’s ARS held during 2008 and reduced dividend income.

Interest expense decreased to $1,288,000 during the nine months ended September 30, 2009 as compared to $1,336,000 during the nine months ended September 30, 2008. The decrease primarily relates to the reduction in the Company’s mortgage liability and the refinance of the Summercreek mortgage.

The benefit for income taxes amounted to $960,000 and $1,119,000 during the nine months ended September 30, 2009 and 2008, respectively. The change in the benefit for income taxes is related to a decreased loss from continuing operations during the nine months ended September 30, 2009 as compared to the same period during 2008 and a valuation allowance related to state taxes of $78,000 during the 2009 period.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the nine months ended September 30, 2009 amounted to $309,000 as compared to an after tax income of $357,000 during the nine months ended September 30, 2008. The after tax loss of $309,000 reflects the loss from operations. The income during the 2008 period reflects the sales of one condominium unit at Jefferson Gardens in January 2008 for an after-tax gain of approximately $61,000 and the sale of the Tamarac Office Plaza in May 2008 for an after-tax gain of approximately $686,000.  The loss from operating properties classified as discontinued operations was $390,000 during the nine months ended September 30, 2008.

Oil and Gas

During the nine months ended September 30, 2009, the Company recorded net income from the wind down of its former oil and gas business, of $117,000 as compared to net income of $187,000 during the same period in 2008. The net income from the wind down of the oil and gas business during the nine months ended September 30, 2009 relates to foreign currency gains during the period while the net income in the nine months ended September 30, 2008 relates to foreign currency gains in the period and a tax refund in the amount of $85,000.

Liquidity and Capital Resources

At September 30, 2009, the Company had working capital, including restricted cash, of $4.0 million, compared to working capital of $10.0 million at December 31, 2008.  The decrease in working capital during the period primarily relates to the completed issuer tender offer during September 2009 which reduced current assets by approximately $8.1 million. This was partially offset by the refinancing of the existing Summercreek debt which was classified as a current liability at December 31, 2008.  As a result, current liabilities were reduced by $3.8 million.   As it relates to the completed issuer tender offer, the Company purchased and retired 4,047,380 shares of its common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $8,094,760.

The Company has $4.7 million of cash and cash equivalents and restricted cash at September 30, 2009. This balance is comprised of working capital accounts for its real estate properties and corporate needs. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance criteria. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers.

The Company formerly held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days.  As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. During the nine months ended September 30, 2009, the Company redeemed its remaining investment of $2.0 million of ARS at par.

The Company continues to explore opportunities to invest in its real estate properties to enhance value and is investigating corporate and real estate property transactions, both as buyer and seller, as they arise. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. As of the end of the first nine months of 2009, management considers its liquidity position adequate to fulfill the Company’s current business plans.  The preceding statement constitutes a forward-looking statement.

Net cash used in operating activities amounted to $2,387,000 and $1,494,000 for the nine months ended September 30, 2009 and 2008, respectively.   During the nine months ended September 30, 2009, the use of cash resulted from a net loss of $1,866,000, the effect of depreciation of real estate properties and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the nine months ended September 30, 2008, the use of cash resulted from a net loss of $1,088,000, the effect of the sale and depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts.

Net cash provided by investing activities amounted to $1,773,000 and $8,054,000 for the nine months period ended September 30, 2009 and 2008, respectively. The cash provided by investing activities during the nine months ended September 30, 2009 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $2,000,000, an increase in restricted cash in the amount of $6,000, which was partially offset by capital expenditures on real estate properties of $221,000.  The cash provided by investing activities during the nine months ended September 30, 2008 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $6,142,000, proceeds from the sale of real estate properties of $2,044,000, a decrease in restricted cash of $45,000 which was partially offset by capital expenditures on real estate properties of $177,000.

Net cash used in financing activities amounted to $7,889,000 during the nine months ended September 30, 2009 as compared to net cash used in financing activities of $976,000 during the nine months ended September 30, 2008. During the nine months ended September 30, 2009, the net cash used was primarily attributable to the completed issuer tender offer in September 2009 in the amount of $8.1 million, the repayment of the existing debt on the Summercreek property of $3.8 million and the repayment of scheduled long-term debt in the amount of $406,000 during the period, which was partially offset by the proceeds related to the refinancing of the Summercreek property in the amount of $4.6 million.  During the nine months ended September 30, 2008, the use of cash primarily reflects the repayment of long-term debt due to the normal amortization of long-term debt from monthly debt service payments of $410,000 and the payoff of the debt related to the Tamarac Office Plaza in May 2008 in the amount of $566,000.

The Company does not have any sources of working capital outside of its business operations.  It does not have any bank lines of credit or contingently available sources of funds.  The Company is currently evaluating various bank lines of credit and other financing alternatives.  The Company believes it has adequate capital resources to fund its operations for the foreseeable future.  The preceding sentence constitutes a forward-looking statement.

The Company is committed to investing in its properties to maintain their competitiveness within their markets and for the purposes of upgrading and repositioning where appropriate.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At September 30, 2009, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.  There were no shares repurchased by the Company during the nine month period ended September 30, 2009.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary.  The value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008 the Company began repatriating its cash held in its Canadian subsidiary as it was determined that no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta.  At September 30, 2009, the Company maintained no cash balances in its Canadian subsidiary.  It is intended that the remaining assets, net of liabilities, of its Canadian subsidiary will be repatriated during the remainder of 2009. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of September 30, 2009 and December 31, 2008 consists of the following:

	2009	2008
Mortgage notes payable	$28,151,000	$27,845,000
Less-current portion	564,000	4,378,000
Long-term portion	$27,587,000	$23,467,000

The aggregate maturities of the long-term debt in each of the five years subsequent to September 30, 2009 and thereafter are:

Year Ended	Amount
September 30, 2010	$564,000
September 30, 2011	597,000
September 30, 2012	628,000
September 30, 2013	22,053,000
September 30, 2014	74,000
Thereafter	4,235,000
$28,151,000

At September 30, 2009, the Company had $28,151,000 of mortgage debt outstanding which bears interest at an average fixed rate of 5.64% and a weighted average remaining life of approximately 3.69 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2013	$21,699,000
Thereafter	3,841,000
$25,540,000

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

Item 4T. Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

(b)   Changes in internal controls over financial reporting.   Management has determined that, as of September 30, 2009, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Other Matters

On or about July 31, 2009, James Robert Soprito, individually and as successor-in-interest to Josephine Soprito, as Decedent; Cindy Maguglin and Donna Tryon (collectively, "Plaintiffs"), filed a Complaint for Damages in the Superior Court of the State of California for the County of San Francisco against numerous defendants, including the Company.  Plaintiffs are seeking damages based on claims of, among other things, wrongful death, negligence, strict liability, enterprise liability, and premises liability.  These claims are based on the allegation that the decedent and others suffered injuries as a result of exposure to asbestos materials at certain unspecified times in the past.  The Company sold its oil and gas business in 2004 and does not believe it should be named as a party in the case.  The Company has been granted an extension of time to answer, move or otherwise respond to the Complaint pending the Plaintiff's evaluation of materials submitted by the Company in support of its position that it should not be named as a party.  If the case were to proceed against the Company, the Company intends to vigorously oppose the claims.  In addition, the purchase and sale agreement pursuant to which the Company sold its oil and gas business requires the purchaser to idemnify the Company for certain environmental liabilities relating to the properties sold.  While the purchaser has claimed that such indemnification is not applicable to this case, the Company believes it is enforceable and plans to pursue its indemnification claim if the case were to proceed against the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month ended July 31, 2009	-	$-	-	-
Month ended August 31, 2009	-	$-	-	-
Month ended September 30, 2009	4,047,380	$2.00	4,047,380	-
Total	4,047,380	$2.00	4,047,380	-

On August 10, 2009 the Company announced the commencement of a tender offer to purchase shares of its common stock. The Company was offering to purchase up to 4,000,000 shares of its common stock at a price of $2.00 per share for a maximum aggregate purchase price of $8,000,000. The tender offer expired at 12:00 midnight, New York City time, on Friday, September 4, 2009.  As a result of the tender offer, the Company purchased and retired 4,047,380 shares of its common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $8,094,760.  The 4,047,380 shares purchased pursuant to the tender offer are comprised of the 4,000,000 shares the Company offered to purchase and 47,380 shares purchased pursuant to the Company’s right under applicable securities laws to purchase up to an additional 2% of the Company’s outstanding shares without extending the tender offer.

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
WILSHIRE ENTERPRISES, INC. (registrant)

Date: November 16, 2009		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
	By:	Francis J. Elenio
Chief Financial Officer