Form 10-K
period 2009-12-31
WILSHIRE ENTERPRISES INC
filed 2010-03-31
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission file number 1-4673

WILSHIRE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0513668
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1 Gateway Center
Newark, New Jersey	07102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (201) 420-2796

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $1 par value (Title of each class)

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
Yes ☐ No ☐ Not Applicable

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

Large accelerated filer   ☐       Accelerated filer   ☐       Non-accelerated filer   ☐   Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009), was $2,510,000.

The number of shares outstanding of the registrant’s $1 par value common stock, as of March 26, 2010, was 4,141,099.

WILSHIRE ENTERPRISES, INC.
INDEX

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

Real Estate Operations

Wilshire is engaged principally in acquiring, owning and operating real estate properties. As of December 31, 2009, Wilshire owned the properties described below:

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

On September 4, 2009 the Company completed a tender offer to purchase shares of its common stock.  As a result of the tender offer, the Company purchased and retired 4,047,380 shares of its common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $8,094,760.  The 4,047,380 shares purchased pursuant to the tender offer are comprised of the 4,000,000 shares the Company offered to purchase and 47,380 shares purchased pursuant to the Company’s right under applicable securities laws to purchase up to an additional 2% of the Company’s outstanding shares without extending the tender offer.
See Item 5 of this Annual Report on Form 10-K.

Divestiture of Assets

The Company did not divest any real estate properties in 2009 and divested the following real estate properties in 2008:

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

Employees

As of December 31, 2009, the Company had a total of five employees in its corporate office.

Property Management

Wilshire contracts with a property management company (the “PMC”) located in Phoenix, Arizona to assist in the management of the Company’s properties, including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire’s properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company’s New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions and regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2009 the PMC employed 621 full time and 35 part time people and managed property on behalf of Wilshire in the states of Arizona, New Jersey, and Texas. To Wilshire’s knowledge, the PMC does not currently own real estate assets for its own investment purposes. PMC has advised Wilshire that in 2009, Wilshire accounted for approximately 6% of PMC’s total revenues.

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

Competition

All of the properties owned by the Company are in areas where there is substantial competition with other multifamily properties; single-family housing that is either owned or leased by potential tenants and other commercial properties. The Company’s principal method of competition is to offer competitive rental rates. In order to maintain occupancy rates and attract quality tenants, the Company may offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering properties in attractive locations and providing residential and commercial tenants with amenities such as covered parking, recreational facilities, garages and pleasant landscaping. The Company intends to continue upgrading and improving the physical condition of its existing properties and may consider selling existing properties, which the Company believes have realized their potential.  The Company will be re-investing in existing properties that may require renovation, resulting in greater appreciation potential.

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

Investment in Marketable Securities

During the second and third quarters of 2008, the Company sold $1.2 million and $250,000, respectively, of its auction rate securities (“ARS”) at par value through successful redemptions. In addition, during the second quarter of 2008, the Company sold $3.7 million of its ARS in a private transaction for $3.3 million.  As a result of this transaction, the Company recorded a $365,000 loss on the sale of these securities in the second quarter of 2008.  During the fourth quarter of 2008, as a result of a settlement between government entities and our investment advisor, the Company was reimbursed for its $365,000 loss.    This reimbursement offset the loss, and, accordingly, no gain or loss is reflected on the Company’s consolidated financial statements for the year ended December 31, 2008 for these transactions.  The sale of the ARS in a private transaction was considered a one-time transaction by the Company.

During June 2008, the Company sold its investment of marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million.  As a result of this sale, the Company recognized a loss from the sale of securities of $188,000.

As of December 31, 2009, the Company did not maintain any investments in marketable securities.

Item 1A.   Risk Factors

In the normal course of operating our business and executing our business strategies, we are subject to several risks and uncertainties that could impede our ability to achieve our goals, including the risks described below. If any of the following risks actually occurs, our financial condition and results of operations and / or the market price of our common stock could be materially and adversely affected.

Prolonged disruptions in the financial markets could affect our ability to obtain financing on reasonable terms and have other adverse effects on us and the market price of our common stock.

Global stock and credit markets have experienced significant price volatility, dislocations and liquidity disruptions, which have caused market prices of many stocks to fluctuate substantially and the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the financial markets, making terms for certain financings less attractive, and, in certain cases, have resulted in the unavailability of certain types of financing. If these conditions persist, additional lending institutions may be forced to exit markets such as repurchase lending, become insolvent or further tighten their lending standards or increase the amount of equity capital required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we are unable to obtain cost-effective financing for our investments. If the current downturn in the stock or credit markets is prolonged, it may cause us to seek alternative sources of potentially less attractive financing to purchase new properties or re-finance existing debt when due, and may require us to adjust our business plan accordingly. These events in the stock and credit markets may also make it more difficult or unlikely for us to raise capital through the issuance of our common stock or preferred stock. These disruptions in the financial markets also have had, and may continue to have, a material adverse effect on the market value of our common stock and other adverse effects on us or the economy generally.

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

As our properties age, they require capital expenditures to remain competitive in their marketplaces. Such capital expenditures could be significant and could include but are not limited to, roofing, replacement of boilers and air conditioning equipment and paving of parking lots.

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The executive and administrative office of the Company consists of approximately 4,000 square feet, located at 1 Gateway Center, Suite 1030, Newark, New Jersey. Beginning on April 1, 2005, Wilshire leased this office pursuant to a sixty five month lease, with two renewal options of five years each. The base monthly rental is $10,880.  The Company is reviewing its future leasing requirements as the current lease expires in August 2010.

The following table provides summary information regarding the Company’s apartment and condominium properties as of December 31, 2009.

			Apartment Unit Type
Name (State)	Date Acquired	No. of Units	Studio / Efficiencies	1 BR	2 BR	3 BR	Acreage	Rentable Sq. Ft.
Apartments:
Alpine Village (NJ)	10/29/95	132	-	48	84	-	13.73	101,724
Summercreek (TX)	3/29/01	180	-	84	96	-	8.17	142,452
Sunrise Ridge (AZ)	10/24/97	340	-	144	196	-	17.73	291,674
Van Buren (AZ)	6/11/98	70	-	42	28	-	1.41	81,404
Wellington (TX)	7/30/98	228	24	60	116	28	8.69	214,744
Condominiums:
Jefferson Gardens (NJ) (a)(b)	3/31/94	10	-	8	2	-	-	7,785

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K
(b) The Jefferson Gardens condominium complex has a total of 50 units, 34 one bedroom and 16 two bedroom, of which the Company owned 10 units as of December 31, 2009.

The following table provides summary information regarding the Company’s commercial properties and vacant land as of December 31, 2009.

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

Discontinued operations contain properties that may have excellent cash flow or valuation characteristics but may not be in a geographic region that is currently being targeted by the Company. Discontinued operations include properties that either are under contracts for sale or the Company has identified as properties potentially for sale depending on market conditions, including Jefferson Gardens (NJ), Amboy Tower (NJ), and the Alpine Village and West Orange, New Jersey land parcels. The Company may or may not sell some or all of such assets.

The following table provides summary financial information for the Company’s properties that are not carried as discontinued operations:

	As of December 31, 2009		For the Year Ended December 31, 2009
Name (State)	Net Book Value	Mortgage Principal	Net Operating Income	Interest Expense	Capital Expenditures
Apartments:
Sunrise Ridge (AZ)	$4,780,000	$9,657,000	$971,000	$569,000	$12,000
Van Buren (AZ)	1,419,000	1,895,000	211,000	111,000	2,000
Summercreek (TX)	4,973,000	4,550,000	295,000	283,000	385,000
Wellington (TX)	3,424,000	3,971,000	541,000	234,000	79,000
Alpine Village (NJ)	2,860,000	4,513,000	502,000	266,000	6,000
Office & Retail:
Royal Mall Plaza (AZ)	1,213,000	-	168,000	-	50,000
Tempe Corporate (AZ)	2,251,000	3,430,000	427,000	181,000	17,000

Total:	$20,920,000	$28,016,000	$3,115,000	$1,644,000	$551,000

Item 3.     Legal Proceedings

Other Matters

On or about July 31, 2009, James Robert Soprito, individually and as successor-in-interest to Josephine Soprito, as Decedent; Cindy Maguglin and Donna Tryon (collectively, "Plaintiffs"), filed a Complaint for Damages in the Superior Court of the State of California for the County of San Francisco against numerous defendants, including the Company.  Plaintiffs are seeking damages based on claims of, among other things, wrongful death, negligence, strict liability, enterprise liability, and premises liability.  These claims are based on the allegation that the decedent and others suffered injuries as a result of exposure to asbestos materials at certain unspecified times in the past.  The Company presented materials in support of a request that the Company not be included as a party.  On or about March 22, 2010, Plaintiff's counsel filed a notice of dismissal, by which Plaintiffs dismissed their claims against the Company without prejudice and without costs.

Item 3A.   Executive Officers of the Registrant

The following table sets forth the name and age of each executive officer of the Company. Each officer is appointed by the Company's Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Executive Officer of The Company Since	Position with the Company and Business Experience

S. Wilzig Izak, Age 51	1987	Chairman of the Board of the Company since September 20, 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President

Francis J. Elenio, Age 44	September 2006
Chief Financial Officer, Secretary and Treasurer of the Company since September 2006; Chief Financial Officer of Premier Wealth Management, Inc. since September 2007; Chief Financial Officer of Webcollage, Inc. (March 2006 - August 2006); Interim Chief Financial Officer of TWS Holdings, Inc. (November 2005 - March 2006); Chief Financial Officer and Director of Roomlinx, Inc. (April 2004 - November 2005); Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc. (January 1999 - August 2003)

Item 4.     Reserved

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock was traded on the American Stock Exchange until January 26, 2010 under the symbol “WOC”. Effective January 27, 2010, the Company’s common stock is quoted on the Over the Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (“NASD”) under the symbol “WLSE”.  The following table indicates the high and low sales prices of the Company’s common stock for the quarters indicated during the years ended December 31, 2009 and 2008:

	Quarter 1			Quarter 2			Quarter 3			Quarter 4
	High	-	Low	High	-	Low	High	-	Low	High	-	Low

2009	$1.69	-	.90	$1.85	-	1.19	$2.22	-	1.50	$2.33	-	.90
2008	$3.71	-	2.50	$3.84	-	2.53	$3.80	-	2.88	$3.24	-	.84

As of March 23, 2010, there were 3,274 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Quarter ended March 31, 2009	-	$-	-	-
Quarter ended June 30, 2009	-	$-	-	-
Quarter ended September 30, 2009	4,047,380	$2.00	4,047,380	-
Quarter ended December 31, 2009	-	$-	-	-
Total	4,047,380	$2.00	4,047,380	-

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

In June 2004, the Company’s Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker’s commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company. No shares were repurchased during the period October 1, 2009 through December 31, 2009.

Item 6.     Selected Financial Data

The selected consolidated financial data for the Company for each of the five (5) fiscal years in the period ended December 31, 2009 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP, an Independent Registered Public Accounting Firm, has reported upon the consolidated financial statements as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005.

The following table sets forth the Company’s selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	As of December 31,
	(In thousands)
	2009	2008	2007	2006	2005
Balance Sheet Data at Year-End:
Total assets	$32,480	$43,343	$45,384	$46,915	$88,915
Long-term debt	28,016	27,845	28,952	29,618	33,352
Stockholders' equity	1,200	11,976	13,136	13,923	41,852
Weighted average shares outstanding:
Basic	6,799	7,924	7,922	7,888	7,864
Diluted	6,799	7,924	7,922	8,015	7,966

	For the Year Ended December 31,
	(In thousands of dollars except per share amounts)
	2009	2008	2007	2006	2005
Income Statement Data:
Revenues	$8,920	$9,203	$9,420	$8,834	$8,186
Costs and expenses:
Operating expenses	5,857	5,892	5,863	5,275	4,708
Depreciation	1,148	1,188	1,368	1,987	1,215
General and administrative	3,865	3,816	3,617	2,475	3,493
Total costs and expenses	10,870	10,896	10,848	9,737	9,416
Dividend and interest income	33	415	540	836	700
Sale of marketable securities	-	(188)	-	-	134
Sale of real estate related assets	-	-	-	-	675
Other income	3	-	36	7	32
Interest expense including amortization of deferred financing costs	(1,708)	(1,776)	(1,837)	(1,811)	(1,911)
Loss before provision for taxes	(3,622)	(3,242)	(2,689)	(1,871)	(1,600)
Income tax benefit	(1,110)	(1,343)	(1,321)	(829)	(1,019)
Loss from continuing operations	(2,512)	(1,899)	(1,368)	(1,042)	(581)
Discontinued operations - real estate	(465)	214	176	3,212	8,577
Discontinued operations - oil & gas	218	324	300	115	(1,105)
Net income (loss)	$(2,759)	$(1,361)	$(892)	$2,285	$6,891
Basic earnings (loss) per share:
Continuing operations	$(0.37)	$(0.24)	$(0.17)	$(0.13)	$(0.07)
Discontinued operations	(0.04)	0.07	0.06	0.42	0.95
Net income (loss) per share	$(0.41)	$(0.17)	$(0.11)	$0.29	$0.88
Diluted earnings (loss) per share:
Continuing operations	$(0.37)	$(0.24)	$(0.17)	$(0.13)	$(0.07)
Discontinued operations	(0.04)	0.07	0.06	0.41	0.94
Net income (loss) per share	$(0.41)	$(0.17)	$(0.11)	$0.28	$0.87

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2009, Wilshire primarily engaged in the real estate business. During 2009, 2008 and 2007, the Company also conducted activities related to winding up its oil and gas business which was sold in April 2004.

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

Impairment of Property and Equipment

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company does not believe that at December 31, 2009 or 2008 the value of any of its properties was impaired.

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

Stock-Based Compensation

Wilshire records stock-based compensation expense at the grant date fair value of the related stock-based award. The Company measures the compensation costs for these shares as of the date of the grant, with subsequent remeasurement for any unvested shares granted to non-employees with such amounts expensed against earnings, at the grant date (for the portion that vest immediately) or ratably over the respective vesting periods. The cost of these grants is amortized over the vesting term. Dividends are paid on the restricted shares as dividends are paid on shares of our common stock whether or not they are vested.

Effects of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our consolidated financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material effect on our consolidated financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification” or “ASC”). The Codification has become the single source for all authoritative Generally Accepted Accounting Principal (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our consolidated financial position, results of operations or liquidity.

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

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which was primarily codified into ASC 82-10-65-4.  ASC 82-10-65-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased, and re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept.  The scope of this pronouncement does not include assets and liabilities measured under Level 1 inputs (quoted prices in active markets for identical assets).  ASC 82-10-65-4 is applied prospectively to all fair value measurements where appropriate and is effective for the Company’s interim and annual periods beginning in the second quarter of fiscal year 2009.  The Company’s adoption of ASC 82-10-65-4 did not have a material impact on the consolidated financial statements.

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

Results of Operations

The following table presents the increases (decreases) in each major statement of income category for the year ended December 31, 2009 (“2009”) compared with the year ended December 31, 2008 (“2008”) and 2008 compared with the year ended December 31, 2007 (“2007”).

	Increase (Decrease) in Consolidated Statements
	of Operations Categories for the Periods:
	2009 v. 2008		2008 v. 2007
	Amount ($)%		Amount ($)%

Revenues	$(283,000)	(3.1)%	$(217,000)	(2.3)%
Costs and expenses:
Operating expenses	(35,000)	(0.6)%	29,000	0.5%
Depreciation and amortization	(40,000)	(3.4)%	(180,000)	(13.2)%
General and administrative	49,000	1.3%	199,000	5.5%
Total costs and expenses	(26,000)	(0.2)%	48,000	0.4%
Loss from Operations	(257,000)	15.2%	(265,000)	18.6%
Other Income
Dividend and interest income	(382,000)	(92.0)%	(125,000)	(23.1)%
Loss on sale of marketable securities	188,000	(100.0)%	(188,000)	-
Other income	3,000	100.0%	(36,000)	(100.0)%
Interest expense	68,000	(3.8)%	61,000	(3.3)%
Loss before benefit for taxes	(380,000)	11.7%	(553,000)	20.6%
Income tax benefit	233,000	(17.3)%	(22,000)	1.7%
Loss from continuing operations	(613,000)	32.3%	(531,000)	38.8%
Discontinued operations - real estate
Loss from operations	127,000	(21.5)%	(80,000)	15.6%
Gain from sales	(806,000)	(100.0)%	118,000	17.2%
Discontinued operations - oil & gas
Loss from operations	(106,000)	(32.7)%	24,000	8.0%
Net loss	$(1,398,000)	(102.7)%	$(469,000)	(52.6)%
Basic earnings (loss) per share:
Loss from continuing operations	$(0.13)	54.2%	$(0.07)	41.2%
Income from discontinued operations	(0.11)	(157.1)%	0.01	16.7%
Net income (loss) applicable to common stockholders	$(0.24)	141.2%	$(0.06)	54.5%
Diluted earnings (loss) per share:
Loss from continuing operations	$(0.13)	54.2%	$(0.07)	41.2%
Income from discontinued operations	(0.11)	(157.1)%	0.01	16.7%
Net income (loss) applicable to common stockholders	$(0.24)	141.2%	$(0.06)	54.5%

Results of Operations - For the year ended December 31, 2009 as compared to the year ended December 31, 2008

Overview

Net loss for the year ended December 31, 2009 was $2,759,000 or $0.41 per basic and diluted share, an increase of $1,398,000 from a net loss of $1,361,000 or $0.17 per basic and diluted share for the year ended December 31, 2008. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the year.

Continuing Operations:

Loss from continuing operations was $2,512,000 during 2009 as compared to a loss of $1,899,000 during 2008. Results per basic and diluted share from continuing operations were $(0.37) for the year ended December 31, 2009 as compared to $(0.24) per basic and diluted share during 2008. The increased loss from continuing operations during 2009 as compared to 2008 primarily relates to a decrease in revenue of $283,000, an increase in general and administrative expense of $49,000, and a decrease in dividend and interest income of $382,000 offset by a reduction in interest expense of $68,000 during the year end December 31, 2009 and the loss on sale of marketable securities of $188,000 during 2008.

Reported loss from continuing operations in 2009 compared with 2008 reflects an increased loss from operations (defined as revenues reduced by operating expenses, depreciation and general and administrative expenses), that was partially offset by the other factors described herein. These factors are discussed below.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations.

	Residential Real Estate					Commercial Real Estate				Total		Total
	Year ended					Year ended		Increase		Year ended
	December 31,		Decrease			December 31,		(Decrease)		December 31,		Decrease
	2009	2008	$	%		2009	2008	$	%	2009	2008	$	%
	(In 000's of $)					(In 000's of $)				(In 000's of $)

Total revenues	$7,663	$7,770	$(107)	(1.4	) %	$1,257	$1,433	$(176)	(12.3)%	$8,920	$9,203	$(283)	(3.1)%

Operating expenses	5,143	5,192	(49)	(0.9	) %	714	700	14	2.0%	5,857	5,892	(35)	(0.6)%

Net operating income	$2,520	$2,578	$(58)	(2.2	) %	$543	$733	$(190)	(25.9)%	$3,063	$3,311	$(248)	(7.5)%

Reconciliation to consolidated loss from continuing operations:

Net operating income	$3,063	$3,311
Depreciation and amortization expense	(1,148)	(1,188)
General and administrative expense	(3,865)	(3,816)
Other income	36	227
Interest expense	(1,708)	(1,776)
Income tax benefit	1,110	1,343
Loss from continuing operations	$(2,512)	$(1,899)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During 2009, NOI decreased by $58,000 or 2.2% to $2,520,000 as a result of a decrease in revenues of $107,000 or 1.4% to $7,663,000  which was partially offset by a decrease in operating expenses of $49,000 or .9% to $5,143,000.

The decrease in revenues primarily relates to increased vacancy rates at the Company’s Sunrise Ridge apartment complex. Through successful marketing efforts at the New Jersey property, the Company has seen an increase in occupancy which partially offset the decreased revenues.

The decrease in operating expenses was primarily attributable to reduced insurance costs as a result of effective risk management control at the properties and the implementation of greater cost controls at the Company’s Arizona and Texas apartment complexes.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During 2009, NOI decreased $190,000 or 25.9% to $543,000, primarily due to a decrease in revenues of $176,000 or 12.3% to $1,257,000 and a slight increase in operating expenses of $14,000 or 2.0% to $714,000.  The revenue decrease was attributable to a $113,000 decrease in revenue at Royal Mall (Arizona) and a $63,000 decrease at Tempe Corporate Center (Arizona).  The decrease in revenue is directly related to increased vacancy levels during part of 2009 as compared to 2008, as well as the impact of tenant space reductions.

Revenues

	Years Ended December 31,		Increase
	2009	2008	(Decrease)
Sunrise Ridge, Arizona	$2,568,000	$2,732,000	$(164,000)
Van Buren Apartments, Arizona	680,000	655,000	25,000
Wellington Estates, Texas	1,824,000	1,825,000	(1,000)
Alpine Village, New Jersey	1,416,000	1,394,000	22,000
Summercreek, Texas	1,175,000	1,164,000	11,000
Sub-total - Residential Properties	7,663,000	7,770,000	(107,000)

Royal Mall Plaza, Arizona	464,000	577,000	(113,000)
Tempe Corporate Center, Arizona	793,000	856,000	(63,000)
Sub-total- Commercial Properties	1,257,000	1,433,000	(176,000)

Total Revenues	$8,920,000	$9,203,000	$(283,000)

Revenues from rental properties amounted to $8,920,000 in 2009, a decrease of $283,000 or 3.1%, from $9,203,000 in 2008. The decrease during 2009 is attributable to Sunrise Ridge Apartments, which had a decrease in rental revenues of $164,000 or 6.0%, Royal Mall Plaza, which had a decrease in rental income of $113,000 or 19.6% and Tempe Corporate Center which had a decrease in rental income of $63,000 or 7.4%, which was partially offset by increased rental income at Van Buren Apartments which experienced a $25,000 increase in rental income or 3.8%, Alpine Village which experienced a $22,000 increase in rental income or 1.6%, and Summercreek, which had an increase in rental income of $11,000 or 0.9%.

Operating Expenses

	Years Ended December 31,		Increase
	2009	2008	(Decrease)
Sunrise Ridge, Arizona	$1,597,000	$1,619,000	$(22,000)
Van Buren Apartments, Arizona	468,000	433,000	35,000
Wellington Estates, Texas	1,283,000	1,316,000	(33,000)
Alpine Village, New Jersey	915,000	927,000	(12,000)
Summercreek, Texas	880,000	897,000	(17,000)
Sub-total - Residential Properties	5,143,000	5,192,000	(49,000)

Royal Mall Plaza, Arizona	308,000	301,000	7,000
Tempe Corporate Center, Arizona	406,000	399,000	7,000
Sub-total- Commercial Properties	714,000	700,000	14,000

Total Operating Expenses	$5,857,000	$5,892,000	$(35,000)

Operating expenses were $5,857,000 in 2009, which is a decrease of $35,000 or .6% as compared to $5,892,000 during 2008. The overall decrease in operating expenses during 2009 was primarily related to reduced insurance costs at our residential properties.

Depreciation and amortization expense amounted to $1,148,000 in 2009, a decrease of $40,000 or 3.4% as compared to $1,188,000 during 2008. The decrease relates to fully depreciated assets in 2009.

General and administrative expense increased $49,000, or 1.3%, to $3,865,000 in 2009 as compared to $3,816,000 during 2008.  The increase in general and administrative expense is primarily attributable to the increased payroll and payroll related costs, which is partially associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009, an increase in payroll taxes associated with the additional salary and the recording of a severance accrual in December 2009 in connection with the resignation of such individual, all of which amount to $507,000, an increase in shareholder reports and solicitations primarily related to the Company’s annual meeting and completed issuer tender offer of $326,000, which was partially offset by a decrease in accounting fees of $213,000, legal fees of $198,000 and consulting fees of $288,000 which were incurred in connection with the proposed merger during the 2008 period.

Other income decreased by $191,000 to $36,000 in 2009 as compared to $227,000 in 2008. The decrease primarily relates to a decline in interest and dividend income as a result of the declining interest rates during 2009 and the completed issuer tender offer in September 2009.

Interest expense decreased to $1,708,000 in 2009 from $1,776,000 during 2008. The decrease primarily relates to the reduction in the Company’s mortgage liability and the refinancing of the mortgage on Summercreek in May 2009.

The provision for income taxes amounted to a tax benefit of $1,110,000 in 2009 compared to a tax benefit of $1,343,000 during 2008. The change in the provision for income taxes is related to the level of loss from continuing operations in 2009 compared to 2008 and the recording of a valuation allowance related to the utilization of certain state net operating losses during 2009.

Discontinued Operations, Net of Taxes:

Real Estate

Discontinued operations amounted to an after tax loss from operations of $465,000 during 2009 as compared to an after tax loss from operations of $592,000 during 2008.  The after tax loss during 2008 was offset by a gain on sale of properties of $806,000 for net income from discontinued operations of $214,000.  The gain on the sale of properties during the 2008 period reflects the sales of two condominium units at Jefferson Gardens and the sale of the Tamarac Office Plaza resulting in gross proceeds of $2.3 million and an after tax gain of $806,000.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2009, the Company recognized after-tax income from the wind down of its former oil and gas business, of $218,000 as compared to $324,000 during 2008. The net income from the wind down of the oil and gas business during 2009 and 2008 relates to a foreign currency gain and interest income during those years.

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

Depreciation and amortization expense amounted to $1,188,000 in 2008, a decrease of $180,000 or 13.2% as compared to $1,368,000 during 2007. The decrease relates to fully depreciated assets in 2008.

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

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC, a Tulsa, Oklahoma based privately held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2008, the Company recognized after-tax income from the wind down of its former oil and gas business, of $324,000 as compared to $300,000 during 2007. The net income from the wind down of the oil and gas business during 2008 and 2007 relates to a foreign currency gain and interest income during those years.

Effects of Inflation

The effects of inflation on the Company’s financial condition are not considered to be material by management.

Liquidity and Capital Resources

At December 31, 2009 and 2008, the Company had working capital, including restricted cash, of $3.7 and $10.1 million, respectively.  The decrease in working capital during the period primarily relates to the completed issuer tender offer during September 2009 which reduced current assets by approximately $8.1 million.  This was partially offset by the refinancing of the existing Summercreek debt which was classified as a current liability at December 31, 2008.  As a result, current liabilities were reduced by $3.9 million.  As it relates to the completed issuer tender offer, the Company purchased and retired 4,047,380 shares of its common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $8,094,760.

The Company had $4.5 million of cash and cash equivalents, including restricted cash at December 31, 2009. This balance is comprised of working capital accounts for its real estate properties and corporate needs  and money market accounts. In the short-term, the Company will continue to invest in highly liquid investments that are consistent with its investment policy.

Regarding the investments in short-term marketable debt securities, the Company invests its available funds in high quality investments that are consistent with the Company’s investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance criteria. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers. As it relates to the Company's investment in marketable equity securities, which it sold during 2008, the Company had invested in a publicly traded real estate company. The Company generally does not invest in marketable equity securities and such investment was considered non-recurring.

The Company formerly held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days.  As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. During the year ended December 31, 2009, the Company redeemed its remaining investment of $2.0 million of ARS at par.

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

Net cash used in operating activities amounted to $2.2 million during 2009, cash flow provided by operating activities during 2008 was $42,000, while $1.4 million was used in operating activities during 2007. The 2009 use of net cash primarily relates to the net loss of $2.8 million, a decrease in deferred income tax liabilities of $133,000, and an increase in income tax receivables of $313,000, which was partially offset by depreciation expense of $1.2 million.  The 2008 provision of net cash primarily relates to a decrease in prepaid income taxes and income tax receivables of $877,000 and depreciation of $1.2 million, which was partially offset by the gain on real estate assets of $1.3 million.  The 2007 use of net cash primarily relates to gains on sales of real estate assets of $1.1 million, a net loss of $0.9 million and an increase in prepaid income taxes and income taxes receivable of $1.1 million, partially offset by depreciation and amortization expense of $1.4 million.

Net cash provided by investing activities amounted to $1.4 million in 2009 and 9.2 million in 2008, while cash used in investing activities was $2.8 million during 2007. The cash provided by investing activities during 2009 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $2,000,000, which was partially offset by capital expenditures on real estate properties of $558,000 and an increase in restricted cash in the amount of $2,000.  The cash provided by investing activities during 2008 is primarily due to the sale and redemption of marketable securities of $7.3 million and the net proceeds from the sale of real estate assets of $2.2 million.  The cash used in investing activities during 2007 is due to an increase in short-term marketable securities of $3.6 million and capital expenditures related to our real estate properties of $0.9 million, partially offset by proceeds from the sales of real estate assets of $1.7 million.

Net cash used in financing activities amounted to $8.0 million in 2009, $1.1 million in 2008, and $600,000 in 2007.  The 2009 use of cash was primarily attributable to the completed issuer tender offer in September 2009 in the amount of $8.1 million, the repayment of the existing debt on the Summercreek property of $3.9 million and the repayment of scheduled long-term debt in the amount of $541,000 during the period, which was partially offset by the proceeds related to the refinancing of the Summercreek property in the amount of $4.6 million.  The 2008 and 2007 use of cash reflects the normal annual amortization of long-term debt from debt service payments.

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

Name of property	Years ended December 31,
	2009	2008	2007

Residential continuing operations:
Sunrise Ridge	$12,000	$78,000	$220,000
Van Buren	2,000	2,000	9,000
Wellington	79,000	60,000	50,000
Alpine	6,000	13,000	12,000
Summercreek	385,000	27,000	21,000

Commercial continuing operations:
Royal Mall Plaza	50,000	-	100,000
Tempe Corporate	17,000	63,000	32,000

Discontinued operations - residential:
Jefferson Gardens	-	-	4,000
Alpine Land (a)	-	-	355,000

Discontinued operations - commercial:
Amboy Towers	2,000	12,000	60,000
Tamarac Office Plaza(b)	-	2,000	21,000

Total capital expenditures	$553,000	$257,000	$884,000

(a)	Alpine Land represents land and a residential building bought in 2007.
(b)	Tamarac Office Plaza was sold in May 2008.

On June 3, 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2009, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

After the sale of its Canadian oil and gas assets, the Company has cash and cash equivalents at its Canadian subsidiary, whose value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. The change in value in the Canadian dollar denominated accounts is reported in the Statement of Operations. The Company repatriated substantially all of its assets, net of liabilities, during 2009.  The Company has completed the wind down of its Canadian subsidiary during the first quarter of 2010.

Long-term debt, consisting solely of mortgage notes payable, totaled the following as of December 31, 2009 and December 31, 2008:

	2009	2008
Total debt	28,016,000	27,845,000
Less-current portion	572,000	4,378,000
Long term portion	$27,444,000	$23,467,000

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2009 are -

Year	Amount
2010	$572,000
2011	606,000
2012	637,000
2013	21,910,000
2014	74,000
Thereafter	4,217,000
$28,016,000

At December 31, 2009, the Company had $28,016,000 of mortgage debt and notes outstanding which all bear interest at an average fixed rate of 5.62% and an average remaining life of approximately 3.4 years. The fixed rate mortgages and notes are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt and notes that will be required is as follows:

Year	Amount
2013	$21,699,000
2017	3,841,000
$25,540,000

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

We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows and the financial statement schedule listed in the index at Item 15 for each of the three years in the period ended December 31, 2009. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2009 and 2008, and their results of operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ J.H. Cohn LLP

Roseland, New Jersey
March 31, 2010

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$4,263,000	$13,023,000
Restricted cash	197,000	195,000
Marketable debt securities, available-for-sale, at fair value	-	2,000,000
Accounts receivable, net	181,000	173,000
Income taxes receivable	1,086,000	773,000
Prepaid expenses and other current assets	1,260,000	1,133,000
Total current assets	6,987,000	17,297,000

Other noncurrent assets	233,000	196,000

Property and equipment:
Real estate properties	39,432,000	38,876,000
Real estate properties - held for sale	4,640,000	4,638,000
	44,072,000	43,514,000
Less:
Accumulated depreciation and amortization	18,441,000	17,293,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	25,260,000	25,850,000
Total assets	$32,480,000	$43,343,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$572,000	$4,378,000
Accounts payable	1,272,000	1,342,000
Income taxes payable	90,000	77,000
Accrued liabilities	1,093,000	1,066,000
Deferred income	108,000	87,000
Current liabilities associated with discontinued operations	166,000	264,000
Total current liabilities	3,301,000	7,214,000
Noncurrent liabilities:
Long-term debt, less current portion	27,444,000	23,467,000
Deferred income taxes	464,000	597,000
Deferred income	71,000	89,000
Total liabilities	31,280,000	31,367,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2009 and 2008	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 5,966,164 and 10,013,544 shares in 2009 and 2008, respectively	5,966,000	10,014,000
Capital in excess of par value	5,340,000	9,309,000
Treasury stock, 2,088,130 and 2,087,296 shares at December 31, 2009 and December 31, 2008, respectively, at cost	(9,867,000)	(9,867,000)
Retained (deficit) earnings	(239,000)	2,520,000
Total stockholders’ equity	1,200,000	11,976,000
Total liabilities and stockholders' equity	$32,480,000	$43,343,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Revenues	$8,920,000	$9,203,000	$9,420,000

Costs and expenses
Operating expenses	5,857,000	5,892,000	5,863,000
Depreciation and amortization expense	1,148,000	1,188,000	1,368,000
General and administrative	3,865,000	3,816,000	3,617,000
Total costs and expenses	10,870,000	10,896,000	10,848,000

Loss from operations	(1,950,000)	(1,693,000)	(1,428,000)

Other income (loss)
Dividend and interest income	33,000	415,000	540,000
Loss on sale of marketable securities	-	(188,000)
Other income	3,000	-	36,000
Interest expense	(1,708,000)	(1,776,000)	(1,837,000)

Loss before benefit for income taxes	(3,622,000)	(3,242,000)	(2,689,000)

Income tax benefit	(1,110,000)	(1,343,000)	(1,321,000)

Loss from continuing operations	(2,512,000)	(1,899,000)	(1,368,000)

Discontinued operations - real estate, net of taxes
Loss from operations	(465,000)	(592,000)	(512,000)
Gain from sales	-	806,000	688,000

Discontinued operations - oil & gas, net of taxes
Income from operations	218,000	324,000	300,000

Net loss	$(2,759,000)	$(1,361,000)	$(892,000)

Basic net loss per share:
Loss from continuing operations	$(0.37)	$(0.24)	$(0.17)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.07)	(0.06)
Real estate - gain on sales	-	0.10	0.09
Oil and gas – income from operations	0.03	0.04	0.03
Net loss applicable to common stockholders	$(0.41)	$(0.17)	$(0.11)
Diluted net loss per share:
Loss from continuing operations	$(0.37)	$(0.24)	$(0.17)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.07)	(0.07)	(0.06)
Real estate - gain on sales	-	0.10	0.09
Oil and gas – income from operations	0.03	0.04	0.03
Net loss applicable to common stockholders	$(0.41)	$(0.17)	$(0.11)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2009, 2008 and 2007

	Non- controlling Interest in Joint Venture	Preferred Stock		Common Stock		Capital in Excess of	Retained	Treasury	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Partner	Shares	Amount	Shares	Amount	Par Value	Earnings	Stock	Income (Loss)	Income (Loss)	Equity

Balance, December 31, 2006	$2,000	-	$-	10,013,544	$10,014,000	$8,984,000	$4,773,000	$(9,918,000)	$68,000		$13,923,000
Net loss							(892,000)			$(892,000)	(892,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $77,000									(144,000)	(144,000)	(144,000)
Comprehensive loss										$(1,036,000)
Amortization of compensation associated with stock and stock option awards						218,000					218,000
Exercise of stock options								33,000			33,000
Disposition of interest in joint venture	(2,000)										(2,000)
Balance, December 31, 2007	-	-	-	10,013,544	10,014,000	9,202,000	3,881,000	(9,885,000)	(76,000)		13,136,000
Net loss							(1,361,000)			$(1,361,000)	(1,361,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $50,000									76,000	76,000	76,000
Comprehensive loss										$(1,285,000)
Grant of 6,133 shares of restricted stock						(18,000)		18,000			-
Amortization of compensation associated with stock and stock option awards						125,000					125,000

Balance, December 31, 2008	-	-	-	10,013,544	10,014,000	9,309,000	2,520,000	(9,867,000)	-		11,976,000
Net loss							(2,759,000)			$(2,759,000)	(2,759,000)
Amortization of compensation associated with stock and stock option awards						78,000					78,000
Purchase of treasury shares				(4,047,380)	(4,048,000)	(4,047,000)					(8,095,000)

Balance, December 31, 2009	$-	-	$-	5,966,164	$5,966,000	$5,340,000	$(239,000)	$(9,867,000)	$-		$1,200,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,759,000)	$(1,361,000)	$(892,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,148,000	1,188,000	1,368,000
Bad debt expense	78,000
Stock-based compensation expense	78,000	125,000	218,000
Amortization of mortgage finance costs	63,000	57,000	56,000
Deferred income tax (benefit)	(133,000)	28,000	(31,000)
Increase (decrease) in deferred income	3,000	(83,000)	(9,000)
Loss on sale of marketable securities	-	188,000	-
Gain on sales of real estate assets	-	(1,344,000)	(1,147,000)
Changes in operating assets and liabilities -
(Increase) decrease in accounts receivable	(86,000)	28,000	34,000
(Increase) decrease in income taxes receivable	(313,000)	877,000	(1,083,000)
(Increase) decrease in prepaid expenses and other current assets	(127,000)	45,000	178,000
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	(128,000)	294,000	(64,000)
Net cash provided by (used in) operating activities	(2,176,000)	42,000	(1,372,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures - real estate	(558,000)	(257,000)	(882,000)
Proceeds from sales and redemptions of marketable securities	2,000,000	7,257,000	-
Proceeds from sales of real estate	-	2,182,000	1,729,000
Increase in short-term marketable securities	-	-	(3,554,000)
(Increase) decrease in restricted cash	(2,000)	62,000	(45,000)
Net cash provided by (used in) investing activities	1,440,000	9,244,000	(2,752,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	4,582,000	-	-
Principal payments of long-term debt	(4,411,000)	(1,106,000)	(666,000)
Proceeds from exercise of stock options	-	-	33,000
Repurchase of common stock	(8,095,000)	-	-
Non-controlling interest of joint venture partner	-	-	(2,000)
Financing costs	(100,000)	-	-
Net cash used in financing activities	(8,024,000)	(1,106,000)	(635,000)

Net increase (decrease) in cash and cash equivalents	(8,760,000)	8,180,000	(4,759,000)
CASH AND CASH EQUIVALENTS, beginning of year	13,023,000	4,843,000	9,602,000
CASH AND CASH EQUIVALENTS, end of year	$4,263,000	$13,023,000	$4,843,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$1,644,000	$1,732,000	$1,824,000
Income taxes, net	$(934,000)	$(2,135,000)	$580,000

WILSHIRE ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies:

Wilshire Enterprises, Inc. (“Wilshire” or “the Company”) is engaged in acquiring, owning and managing real estate properties and real estate related securities. The Company’s real estate holdings are located in the states of Arizona, New Jersey and Texas. The Company’s real estate holdings are owned both in its own name and through holding companies and limited liability companies. The Company also maintained investments in marketable securities, which were classified as available-for-sale.

The Company had been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000, recording a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the 2009, 2008 and 2007 consolidated financial statements include the continuing reconciliation process between the Company and its joint interest partners, final assessments from various governmental bodies for tax audits and other matters and changes in estimates for the remaining obligations related to the wind-up of the oil and gas businesses.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2009, 2008 and 2007. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents and marketable debt securities:

Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents and marketable investments. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2009, Wilshire maintained its cash in the United States in bank accounts (in the amount of $3,497,000) and brokerage and securities accounts (in the amount of $963,000). The balances maintained in bank accounts may, at times, exceed Federally insured limits. At December 31, 2009, cash balances in banks that exceeded Federally insured limits amounted to $2,310,000. Investments in accounts maintained at brokerage houses consist of funds held in highly liquid money market accounts.

Restricted cash at December 31, 2009 and 2008 represents $197,000 and $195,000, respectively, of residential tenant deposits for Company properties located in New Jersey.

Marketable equity securities:

The Company formerly held investments in certain marketable equity securities and short-term marketable debt securities, including auction rate securities (“ARS”) with interest rate resets ranging from every seven days to every 45 days.  As of December 31, 2008, the Company held $2.0 million of auction rate securities, classified as available-for-sale. During the first quarter of 2009, the Company redeemed its remaining investment of $2.0 million of ARS at par.

During June 2008, the Company sold its investment in marketable equity securities which consisted of common shares in one real estate company for gross proceeds of $1.3 million.  As a result of this sale, the Company recognized a loss from the sale of securities of $553,000.

Assets measured at fair value on a recurring basis:

On January 1, 2008, the Company adopted Topic 820 – “Fair Value Measurements” (“ASC Topic 820”) in the Accounting Standards Codification (“ASC”).  ASC Topic 820 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC Topic 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market where the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of ASC Topic 820 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Following are the major categories of assets measured at fair value on a recurring basis during the year ended December 31, 2009 and 2008 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents and restricted cash	$4,460,000	$-	$-	$4,460,000
	$4,460,000	$-	$-	$4,460,000

Year ended December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents and restricted cash	$13,218,000	$-	$-	$13,218,000
Marketable debt securities	-	2,000,000	-	2,000,000
	$13,218,000	$2,000,000	$-	$15,218,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and is priced at fair value, thus recorded in Level 1 above.

Deferred loan costs:

Other noncurrent assets include deferred loan costs of $233,000 at December 31, 2009 and $196,000 at December 31, 2008. Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $63,000 in 2009, $57,000 in 2008 and $56,000 in 2007. Deferred loan costs relate to mortgage loans for continuing real estate properties.

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

The composition of the Company’s real estate and other properties follows:

	December 31,
	2009	2008

Real estate and other properties:
Land	$3,378,000	$3,378,000
Building	27,326,000	26,779,000
Furniture, fixtures and equipment	8,728,000	8,720,000

Accumulated depreciation	(18,441,000)	(17,293,000)

Net real estate and other properties	20,991,000	21,584,000

Real estate held for sale:
Land	1,043,000	1,043,000
Building	3,405,000	3,400,000
Furniture, fixtures and equipment	192,000	194,000

Accumulated depreciation	(371,000)	(371,000)

Net real estate held for sale	4,269,000	4,266,000

Net real estate and other properties	$25,260,000	$25,850,000

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

Management does not believe at December 31, 2009 and 2008 that the value of any of its properties is impaired.

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

Income taxes:

Deferred taxes are provided for the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The primary temporary differences are those related to tax over book depreciation, capital loss carryovers, state net operating loss carryovers, accruals and deferred income.

Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2009 and 2008, the Company had a valuation allowance for a portion of state tax loss carry-forwards in the amount of $222,000 and $0, respectively.

The tax years ended December 31, 2008, 2007 and 2006 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Foreign operations:

The assets and liabilities of the Company’s substantially liquidated Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. In 2009, 2008 and 2007, foreign currency translation income totaling $188,000, $82,000 and $272,000, respectively, were included in the statements of operations.

Loss per share:

Basic loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during each period. The calculation of diluted loss per share is similar to that of basic loss per share, except that the denominator is increased to include the number of additional shares that would have been outstanding if all potentially dilutive shares, such as those issuable upon the exercise of stock options, were issued during the period.

	2009	2008	2007
Numerator-
Net loss – Basic and Diluted	$(2,759,000)	$(1,361,000)	$(892,000)

Denominator-
Weighted average common shares outstanding – Basic and Diluted	6,799,216	7,924,299	7,922,303

Basic and Diluted loss per share:	$(0.41)	$(0.17)	$(0.11)

For the years ended December 31, 2009, 2008 and 2007, 178,628, 110,880 and 33,037 of potentially dilutive securities, respectively, have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses.

Stock-based compensation:

During 2009, 2008 and 2007, the Company recorded charges of $69,000, $90,000 and $107,000, respectively, in connection with the issuance of stock options to employees and non-employee directors.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model. The Company recognizes the fair value of each option as compensation expense ratably using the straight-line attribution method over the service period, which is generally the vesting period. The Black-Scholes model incorporates the following assumptions:

•	Expected volatility - the Company estimates the volatility of common stock at the date of grant using historical volatility.

•	Expected term - the Company estimates the expected term of options granted based on a combination of vesting schedules, term of the option and historical experience.

•	Risk-free interest rate - the Company estimates the risk-free interest rate using the U.S. Treasury yield curve for periods equal to the expected term of the options in effect at the time of grant.

The following table outlines the variables used in the Black-Scholes option-pricing model.

	2009	2007

Risk free interest rate	2.41% - 2.84%	5.04%
Volatility	67.15% - 68.03%	51.51%
Dividend yield	-	-
Expected option life	10 years	10 years

As of December 31, 2009 and 2008, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $76,000 and $109,000, respectively, which will be recognized over a remaining average period of 1.9 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to non-employee directors at December 31, 2009 is as follows:

Year ending December 31, 2010	$42,000
Year ending December 31, 2011	23,000
Year ending December 31, 2012	11,000
$76,000

Accumulated other comprehensive income (loss):

Changes in the components of accumulated other comprehensive income (loss), net of taxes for the years 2008 and 2007 are as follows:

Unrealized Gains (Losses) on Available- for-Sale Securities
BALANCE, December 31, 2006	$68,000
Change for the year 2007	(144,000)
BALANCE, December 31, 2007	(76,000)
Change for the year 2008	76,000
BALANCE, December 31, 2008	-

Advertising expense:

The Company advertises for tenants for its properties through various media, including print and Internet. Advertising costs are expensed as incurred and amounted to $113,000 in 2009, $141,000 in 2008 and $150,000 in 2007.

2.	Discontinued operations:

During 2008, the Company sold two condominiums at Jefferson Gardens in Sussex, New Jersey and its Tamarac Office Plaza in Florida for a gross sales price of $2,303,000 and an after tax-tax gain of $806,000.

During 2007, the Company sold its 1.8 acres of land in Lake Hopatcong, New Jersey and six condominium units at Jefferson Gardens Condominiums in Sussex, New Jersey for a gross sales price of $1,814,000 and an after-tax gain of $688,000.

The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2009, the Company’s residential apartment complex known as Jefferson Gardens Condominiums (Sussex, New Jersey) and its office buildings Amboy Towers (Perth Amboy, New Jersey) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

During 2009, 2008 and 2007, the Company recorded income, net of taxes from operating its oil and gas businesses of $218,000, $324,000 and $300,000, respectively. The income from operating the oil and gas business in 2009, 2008 and 2007 reflects the foreign currency exchange gains which were partially offset by professional fees associated with the wind down of the oil and gas businesses, the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale and adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business.

3.	Long-term debt:

Long-term debt as of December 31 consists of the following:

	2009	2008

Mortgage notes payable (a)	$3,430,000	$3,540,000
Mortgage notes payable (b)	20,037,000	20,412,000
Mortgage notes payable (c)	4,549,000	3,893,000

Totals	28,016,000	27,845,000
Less current portion	572,000	4,378,000

Long-term debt	$27,444,000	$23,467,000

(a)
Mortgage note payable to Capital One NA payable in monthly installments, bearing interest at a weighted average effective rate of 5.125%. This mortgage note is secured by a first mortgage interest in a commercial real estate property in Arizona. The note is being amortized over a 25-year period and matures in February 2013, with a balloon principal payment due at maturity. At December 31, 2009, the property securing this note had an approximate net book value of $2,251,000.

(b)
Mortgage notes payable to four real estate mortgage conduits arranged by Wachovia Bank that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013, with a balloon principal payment due at maturity. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2009, had an approximate net book value of $12,484,000.

(c)
Mortgage note payable to Orix Real Estate Capital Markets was refinanced under Gemsa Loan Services, LP effective June 2009, and is payable in monthly installments of principal and interest, bearing interest at 5.55%.  The note is being amortized over a 30-year period and matures in June 2019, with a balloon principal payment due at maturity. The note is secured by residential property located in Texas that at December 31, 2009 had an approximate net book value of $4,973,000.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2009 and thereafter are as follows:

Year	Amount
2010	$572,000
2011	606,000
2012	637,000
2013	21,910,000
2014	74,000
Thereafter	4,217,000

$28,016,000

4.	Commitments and contingencies:

Commercial leases:

Wilshire leases commercial space to tenants for periods of up to seven years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in the five years subsequent to December 31, 2009 is as follows:

Year	Amount
2010	$1,315,000
2011	746,000
2012	464,000
2013	273,000
2014	133,000
$2,931,000

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimum rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent rentals, which may be received under certain leases on the basis of the percentage of tenants’ reported sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2009 were not material.

Residential leases:

Lease terms for residential tenants are usually one year or less.

Headquarters lease:

Wilshire entered into an agreement to lease office space for its headquarters at 1 Gateway Center in Newark, New Jersey. The effective date of the lease is April 1, 2005 and it is for a 65 month period with two renewal options, each for a five-year period. The base rent in the lease is $29.00 per square foot, with Wilshire receiving five months of free rent in the third year of the lease agreement. Base rental expense is recognized on a straight-line basis and amounts to $121,000 per year. The future minimum rental payments are $87,000 for the year ending December 31, 2010.

During 2007, the Company received a rent abatement in accordance with the lease for five months. Rental expense for all of the Company’s offices amounted to approximately $157,000 in 2009, $148,000 in 2008 and $93,000 in 2007.

Rights plan:

On December 3, 2008, the Board of Directors of the Company declared a dividend of one preferred share purchase right (a “Right”) for each outstanding share of common stock.  The dividend was paid on December 15, 2008 to the stockholders of record on that date.  Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Junior Participating Preferred Stock, par value $1.00 per share, of the Company (the “Preferred Stock”) at a price of $6.50 per one one-thousandth of a share of Preferred Stock, subject to adjustment.  The description and terms of the Rights are set forth in a Qualified Offer Plan Rights Agreement dated as of December 4, 2008, as the same may be amended from time to time (the “Rights Agreement”), between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agent”).  The Rights Agreement provided that the Rights would expire on December 4, 2018 (the “Final Expiration Date”), unless the Final Expiration Date is advanced or extended or unless the Rights are earlier redeemed or exchanged by the Company.

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

The Rights will not become exercisable in connection with a “Qualified Offer,” which is an all-cash tender offer for all outstanding common stock that is fully financed, remains open for a period of at least 60 business days, results in the offer or owning at least 85% of the common stock after consummation of the offer, assures a prompt second-step acquisition of shares not purchased in the initial offer at the same price as the initial offer and meets certain other requirements.

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

Issuer Tender Offer:

On August 10, 2009, the Company announced the commencement of a tender offer to purchase shares of its common stock. The Company offered to purchase up to 4,000,000 shares of its common stock at a price of $2.00 per share for a maximum aggregate purchase price of $8,000,000. As a result of the tender offer, the Company purchased and retired 4,047,380 shares of its common stock at a purchase price of $2.00 per share, for an aggregate purchase price of $8,094,760.  The 4,047,380 shares purchased pursuant to the tender offer are comprised of the 4,000,000 shares the Company offered to purchase and 47,380 shares purchased pursuant to the Company’s right under applicable securities laws to purchase up to an additional 2% of the Company’s outstanding shares without extending the tender offer.

Shares repurchase authorization:

On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2009, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share.

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

Stock option grants under the 2004 Director Plan amounted to 35,000 options in 2009 and 25,000 in 2007. No options were granted under the 2004 Incentive Plan in 2009, 2008 or 2007.

The number and terms of the options granted under these plans are determined by the Company’s Compensation Committee (the Committee) based on the fair market value of the Company’s common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

A summary of option activity under the option plans as of December 31, 2009, 2008 and 2007, and changes during the year then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2009	130,000	$6.27	6.5	$-
Options granted	35,000	1.44	9.28	-
Options terminated and expired	(22,500)	6.26	-	-
Options outstanding at December 31, 2009	142,500	$5.03	6.3	$-

Options exercisable at December 31, 2009	92,500	$6.1	5.1	$-

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2008	135,000	$6.26	7.2	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options terminated and expired	(5,000)	6.00	-	-
Options outstanding at December 31, 2008	130,000	$6.27	6.5	$-

Options exercisable at December 31, 2008	91,500	$5.95	5.9	$-

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	120,000	$6.15	7.5	$192,000
Options granted	25,000	5.60	9.5	-
Options exercised	(10,000)	3.32	-	21,000
Options terminated and expired	-	-	-	-
Options outstanding at December 31, 2007	135,000	$6.26	7.2	$-

Options exercisable at December 31, 2007	63,250	$5.73	6.1	$-

Options for 35,000 and 25,000 shares were granted during 2009 and 2007, respectively, with a weighted average grant date fair value of $1.01 and $3.82 per share.

Options for 16,000, 33,250 and 37,000 shares had vested during 2009, 2008 and 2007, respectively, with a weighted average remaining contractual life of 6.7, 7.7 and 6.4 years and a weighted average grant date fair value of $2.04, $1.93 and $1.77 per share.

Options for 18,750 shares will vest during 2010 with a weighted average grant date fair value of $1.76 per share.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
Nonvested Shares	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at the beginning of year	7,633	$3.90	34,467	$7.65	59,100	$7.48
Shares Granted	125,000	0.99	6,133	3.05	-	-
Shares Vested	(2,711)	3.50	(26,834)	5.24	(24,633)	5.59
Shares Forfeited	(125,833)	1.05	(6,133)	6.30	-	-
Nonvested shares at end of year	4,089	$3.05	7,633	$3.90	34,467	$7.65

The Company recognized compensation expense associated with the issuance of restricted shares of $9,000, $35,000 and $111,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

6.	Income taxes

The Company did not have any foreign operations included in continuing operations for the years ended December 31, 2009, 2008 and 2007.

Provision (benefit) for income taxes consists of the following:

	2009	2008	2007
Continuing Operations:
Federal:
Current	$(981,000)	$(1,310,000)	$(1,194,000)
Deferred	(140,000)	100,000	34,000
	(1,121,000)	(1,210,000)	(1,160,000)
State:
Current	-	(10,000)	25,000
Deferred	11,000	(123,000)	(186,000)
	11,000	(133,000)	(161,000)

Total Continuing	$(1,110,000)	$(1,343,000)	$(1,321,000)

Discontinued Operations:
Real Estate:
Federal
Current	$(285,000)	$200,000	$107,000
Deferred	0	0	0
	(285,000)	200,000	107,000
State:
Current	0	44,000	21,000
Deferred	0	0	0
	0	44,000	21,000

Total Real Estate	$(285,000)	$244,000	$128,000

Oil and Gas:
Federal:
Current	$0	$0	$0
Deferred	0	0	0
	0	0	0
State:
Current	0	0	0
Deferred	0	0	0
	0	0	0
Foreign:
Current	0	(85,000)	0
Deferred	0	0	0
	0	(85,000)	0

Total Oil & Gas	$0	$(85,000)	$0

Totals	$(1,395,000)	$(1,184,000)	$(1,193,000)

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate from continuing operations is as follows:

	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Federal income tax benefit at statutory rate	$(1,268,000)	35.0%	$(1,135,000)	35.0%	$(941,000)	35.0%
State tax expense (benefit) including Federal impact	55,000	(1.5)	(130,000)	4.0	(105,000)	3.9
Dividend exclusion	-	0.0	(22,000)	0.7	(41,000)	1.5
Tax-exempt interest	(1,000)	0.0	(67,000)	2.1	(88,000)	3.3
Other	104,000	(2.9)	11,000	(0.3)	(146,000)	5.4
Total tax benefit / Effective tax rate (benefit)	$(1,110,000)	30.6%	$(1,343,000)	41.5%	$(1,321,000)	49.1%

Significant components of net deferred tax liabilities as of December 31, 2009 and 2008 were as follows:

	2009	2008
Deferred tax assets:
State net loss carryover	$443,000	$265,000
Accrued liabilities	80,000	-
Deferred income	73,000	70,000
Capital loss carryover	59,000	-
	655,000	335,000
Less valuation allowance	222,000	-
	433,000	335,000

Deferred tax liabilities
Tax over book depreciation, depletion and amortization - Oil and gas and real estate properties - U.S.	875,000	923,000
Restricted stock	22,000	5,000
Unrealized loss on marketable securities	-	4,000
	897,000	932,000

Net deferred tax liabilities	$464,000	$597,000

Although the Company anticipates that future profitability from operations and potential tax planning strategies will enable it to utilize its state tax loss carry-forwards, a valuation allowance has been provided for a portion of this deferred tax asset in the amount of $222,000.  This amount has been provided since the Company believes it is more likely than not that the deferred tax asset will not be fully realized.   The Company’s position with respect to the likelihood of recoverability of this deferred tax asset will be evaluated each reporting period.

The Company believes that there are no uncertain tax positions that fail to meet the more likely than not recognition threshold to be sustained upon examination. As such, a tabular presentation of those tax benefits taken that do not qualify for recognition is not presented.

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

Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated income (loss) from continuing operations for each of the three years in the period ended December 31, 2009.  Asset information is not reported since Wilshire does not use this measure to assess performance.

	2009	2008	2007
Real estate revenue:
Residential	$7,663,000	$7,770,000	$7,765,000
Commercial	1,257,000	1,433,000	1,655,000
Totals	$8,920,000	$9,203,000	$9,420,000

Real estate operating expenses:
Residential	$5,143,000	$5,192,000	$5,174,000
Commercial	714,000	700,000	689,000
Totals	$5,857,000	$5,892,000	$5,863,000

Net operating income (“NOI”):
Residential	$2,520,000	$2,578,000	$2,591,000
Commercial	543,000	733,000	966,000
Totals	$3,063,000	$3,311,000	$3,557,000

Capital improvements:
Residential	$484,000	$180,000	$312,000
Commercial	69,000	77,000	132,000
Totals	$553,000	$257,000	$444,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$3,063,000	$3,311,000	$3,557,000
Total other income, including net investment income	36,000	227,000	576,000
Depreciation and amortization expense	(1,148,000)	(1,188,000)	(1,368,000)
General and administrative expense	(3,865,000)	(3,816,000)	(3,617,000)
Interest expense	(1,708,000)	(1,776,000)	(1,837,000)
Income tax benefit	1,110,000	1,343,000	1,321,000

Loss from continuing operations	$(2,512,000)	$(1,899,000)	$(1,368,000)

8.	Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2009 and 2008, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $28.3 million at December 31, 2009, which is greater than the carrying value by $300,000. At December 31, 2008, mortgage notes payable had an estimated fair value based on discounted cash flow models of approximately $29.3 million at December 31, 2008, which is greater than the carrying value by $1.4 million.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009.

10.	Other matters

Legal Matters

On or about July 31, 2009, James Robert Soprito, individually and as successor-in-interest to Josephine Soprito, as Decedent; Cindy Maguglin and Donna Tryon (collectively, "Plaintiffs"), filed a Complaint for Damages in the Superior Court of the State of California for the County of San Francisco against numerous defendants, including the Company.  Plaintiffs are seeking damages based on claims of, among other things, wrongful death, negligence, strict liability, enterprise liability, and premises liability.  These claims are based on the allegation that the decedent and others suffered injuries as a result of exposure to asbestos materials at certain unspecified times in the past.  The Company presented materials in support of a request that the Company not be included as a party.  On or about March 22, 2010, Plaintiff's counsel filed a notice of dismissal, by which Plaintiffs dismissed their claims against the Company without prejudice and without costs.

11.	Quarterly data (Unaudited)

The following represents the Company’s consolidated results of operations for each quarter for the years ended December 31, 2009 and 2008. The earnings per share amounts may not total to the earnings per share for the full year.

	Quarter Ended
	March 31	June 30	September 30	December 31
2009:

Revenues	$2,279,000	$2,261,000	$2,234,000	$2,146,000

Costs and expenses:
Operating expenses	1,334,000	1,449,000	1,520,000	1,554,000
Depreciation and amortization expense	321,000	265,000	272,000	290,000
General and administrative	1,297,000	868,000	826,000	874,000
Total costs and expenses	2,952,000	2,582,000	2,618,000	2,718,000

Loss from operations	(673,000)	(321,000)	(384,000)	(572,000)

Dividend and interest income	16,000	9,000	5,000	3,000
Other income	2,000	-	-	1,000
Interest expense	(429,000)	(437,000)	(422,000)	(420,000)
Loss before benefit from income taxes	(1,084,000)	(749,000)	(801,000)	(988,000)
.
Income tax benefit	(415,000)	(264,000)	(281,000)	(150,000)

Loss from continuing operations	(669,000)	(485,000)	(520,000)	(838,000)

Discontinued operations - real estate, net of taxes	(148,000)	(105,000)	(56,000)	(156,000)
Discontinued operations - oil & gas, net of taxes	86,000	(73,000)	104,000	101,000

Net loss	$(731,000)	$(663,000)	$(472,000)	$(893,000)

Basic earnings (loss) per share:
Continuing operations	$(0.08)	$(0.06)	$(0.07)	$(0.21)
Discontinued operations	(0.01)	(0.02)	0.00	(0.01)
Net loss	$(0.09)	$(0.08)	$(0.07)	$(0.22)

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.06)	$(0.07)	$(0.21)
Discontinued operations	(0.01)	(0.02)	0.00	(0.01)
Net loss	$(0.09)	$(0.08)	$(0.07)	$(0.22)

	Quarter Ended
	March 31	June 30	September 30	December 31
2008:
Revenues	$2,251,000	$2,323,000	$2,334,000	$2,295,000

Costs and Expenses:
Operating expenses	1,432,000	1,472,000	1,469,000	1,519,000
Depreciation and amortization expense	326,000	292,000	284,000	286,000
General and administrative	743,000	1,054,000	1,051,000	968,000
Total costs and expenses	2,501,000	2,818,000	2,804,000	2,773,000

Loss from Operations	(250,000)	(495,000)	(470,000)	(478,000)

Dividend and interest income	138,000	134,000	80,000	63,000
Gain (loss) on sale of marketable securities		(553,000)		365,000
Other income (loss)	1,000	-	-	(1,000)
Interest Expense	(465,000)	(428,000)	(443,000)	(440,000)

Loss before benefit from income taxes	(576,000)	(1,342,000)	(833,000)	(491,000)
Income Tax Benefit	(263,000)	(476,000)	(380,000)	(224,000)

Loss from Continuing Operations	(313,000)	(866,000)	(453,000)	(267,000)

Discontinued Operations – Real Estate Gain from Sales	61,000	686,000	-	59,000
Discontinued Operations - Real Estate, Net of Taxes	(92,000)	(178,000)	(120,000)	(202,000)
Discontinued Operations - Oil & Gas, Net of Taxes	40,000	(130,000)	277,000	137,000

Net loss	$(304,000)	$(488,000)	$(296,000)	$(273,000)

Basic earnings (loss) per share:
Continuing operations	$(0.04)	$(0.11)	$(0.06)	$(0.03)
Discontinued operations	0.00	0.05	0.02	(0.00)
Net loss	$(0.04)	$(0.06)	$(0.04)	$(0.03)

Diluted earnings (loss) per share:
Continuing operations	$(0.04)	$(0.11)	$(0.06)	$(0.03)
Discontinued operations	0.00	0.05	0.02	(0.00)
Net loss	$(0.04)	$(0.06)	$(0.04)	$(0.03)

12.	Subsequent Events

The Company’s Board of Directors adopted an amendment to the Rights Plan, which has the effect of terminating the Rights Plan as of March 11, 2010.  Accordingly, the Rights Plan has no further force or effect.

Item 15

Real Estate and Accumulated Depreciation
December 31, 2009
($ in 000s)

Column A	Column B	Column C Initial Cost		Column D Costs Capitalized Subsequent To Acquisition		Column E Gross Amount At Which Carried as of December 31, 2009			Column F	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation is Computed

Arizona
340 unit garden apartment complex	$9,657	$800	$5,600	$-0-	$3,713	$800	$9,313	$10,113	$5,333	1992	Various
51,000 square foot office building	$3,430	$313	$2,384	$-0-	$2,289	$313	$4,673	$4,986	$2,735	1992	Various

Texas
228 unit apartment complex	$3,971	$620	$3,015	$-0-	$3,240	$620	$6,255	$6,875	$3,452	1992	Various
180 unit apartment complex	$4,550	$805	$4,450	$-0-	$1,260	$805	$5,710	$6,515	$1,542	2001	Various

New Jersey
132 unit apartment complex	$4,513	$480	$3,541	$-0-	$838	$480	$4,379	$4,859	$1,999	1997	Various

Other residential	$1,895	$312	$2,397	$-0-	$1,119	$312	$3,516	$3,828	$1,782	Various	Various

Other office/retail	$-0-	$435	$1,948	$-0-	$3,649	$435	$5,597	$6,032	$1,836	Various	Various

Land held for development	$-0-	$655	$-0-	$-0-	$-0-	$655	$-0-	$655	$-0-	Various	Various

	$28,016	$4,420	$23,335	$-0-	$16,108	$4,420	$39,443	$43,863	$18,679

The changes in real estate for the three years ended December 31, 2009, are as follows ($ in 000s) :

	2009	2008	2007
Balance at beginning of year	$43,514	$44,579	$44,353
Property acquisitions	-	-	-
Improvements	558	257	882
Retirements/disposals	-	(1,322)	(656)
Balance at end of year	$44,072	$43,514	$44,579

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2009 was $43,251.

The changes in accumulated depreciation, for the three years ended December 31, 2009, are as follows:

	2009	2008	2007

Balance at beginning of year	$17,664	$16,960	$15,666
Depreciation for year	1,148	1,188	1,373
Retirements/disposals	0	(484)	(79)
Balance at end of year	$18,812	$17,664	$16,960

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Changes in internal control over financial reporting.

Management has determined that, as of December 31, 2009, there were no changes in our internal control over financial reporting that occurred during the quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Item 9B.	Other Information

The following matters were submitted to a vote of the Company’s stockholders at its Annual Meeting held on December 29, 2009, and the votes cast were as set forth below:

(i)	The election of two directors of the Company to serve as directors of the Company until the expiration of their terms. The votes cast were as follow:

	For	Withheld

Milton Donnenberg	2,551,283	45,866
S. Wilzig Izak	2,550,856	46,293

Mr. Donnenberg and Ms. Izak were re-elected as directors at the annual meeting. The names of each other director whose term of office as a director continued after the annual meeting are as follows: Miles Berger, Eric J. Schmertz, Esq., James Orphanides, and Martin Willschick.  Mr. Orphanides resigned frm the Board of Directors effective January 15, 2010.

(ii)	Ratification of the appointment of J.H. Cohn LLP as the Company’s auditors for 2009. The votes cast were as follows:

For	Against	Abstain
2,571,686	22,155	3,308

PART III

Certain information required by Part III is incorporated by reference to Wilshire’s definitive proxy statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”).  Only those sections of the Proxy Statement that specifically address the items set forth in this Annual Report are incorporated by reference from the Proxy Statement into this Annual Report.

Item 10.	Directors, Executive Officers and Corporate Governance

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

The information concerning Wilshire’s executive officers required by this item is included in Item 3A of this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company’s shareholders.

	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity compensation plans approved by security holders	142,500	$5.03	567,924

Equity compensation plans not approved by security holders	-	-	-

Total	142,500	$5.03	567,924

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The Company responds to this Item by incorporating by reference the material responsive to this Item in the Company's Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2009 and 2008
(iii)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
(iv)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
(vi)	Notes to Consolidated Financial Statements

Financial Statement Schedules:

(i)	Real Estate and Accumulated Depreciation December 31, 2009

(b)	Exhibits

Exhibit #	Description

3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended.  (Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008.)

3.2	By-laws, as amended and restated through August 7, 2009. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on August 7, 2009.)

4.1
Qualified Offer Plan Rights Agreement, dated as of December 4, 2008, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.  (Incorporated by referenced to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 4, 2008.)

10.2	Wilshire Enterprises, Inc. 1995 Stock Option and Incentive Plan. (Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.3
Wilshire Enterprises, Inc. 1995 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit B of the Company’s Definitive Proxy Statement for its 1995 Annual Meeting of Stockholders.)

10.4	Wilshire Enterprises, Inc. 2004 Stock Option and Incentive Plan. (Incorporated by reference to Appendix C of the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.5
Wilshire Enterprises, Inc. 2004 Non-Employee Director Stock Option Plan. (Incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement for its 2004 Annual Meeting of Stockholders.)

10.6
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

10.22
Letter Agreement, dated as of September 4, 2007, between Wilshire Enterprises, Inc. and Frank Elenio. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 5, 2007.)

10.23
Severance Letter Agreement between the Company and Sherry Wilzig Izak, dated as of March 29, 2004. (Incorporated by reference to Exhibit 10.94 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.)

10.24
Amendment to Severance Letter Agreement between the Company and Sherry Wilzig Izak, dated December 31, 2008, in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.25
Form of Indemnification Agreement of Directors and Chief Financial Officer (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed with the SEC on January 18, 2007).

10.26
Settlement Agreement, dated as of April 2, 2009, among Wilshire Enterprises, Inc., Bulldog Investors, Full Value Partners, L.P. and certain of their affiliates. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2009.)

10.27
Amendment No. 1 to Qualified Offer Plan Rights Agreement, dated as of March 11, 2010, between Wilshire Enterprises, Inc. and Continental Stock Transfer & Trust Company, as Rights Agent.  (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2010.)

21	List of significant subsidiaries of the Company.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company agrees to furnish the Commission upon request any agreements with respect to long-term debt not referenced herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: March 31, 2010	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

By:	*	Date: March 31, 2010
Miles Berger

By:	*	Date: March 31, 2010
Milton Donnenberg

By:	/s/ S. Wilzig Izak	Date: March 31, 2010
S. Wilzig Izak

By:	*	Date: March 31, 2010
Eric J. Schmertz, Esq.

By:	*	Date: March 31, 2010
Martin Willschick

Officers:

By:	/s/ S. Wilzig Izak	Date: March 31, 2010
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

By:	/s/ Francis J. Elenio	Date: March 31, 2010
Francis J. Elenio
Chief Financial Officer

*   Signed under power of attorney dated March 31, 2010 and filed herewith as Exhibit 24.

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