Form 10-K/A
period 2009-12-31
WILSHIRE ENTERPRISES INC
filed 2010-04-30
CIK 107454

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K/A

(Amendment No. 1)

(adding Items 10–14 and amending Item 15 only)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  __________

Commission File Number 001-04673

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

Common Stock, $1.00 par value
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

Large Accelerated Filer:	☐	Accelerated Filer:	☐
Non-accelerated filer:	☐	Smaller Reporting Company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes:	☐	No:	☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2009), was $2,510,000.

The number of shares outstanding of the registrant’s $1 par value Common Stock, as of March 26, 2010, was 4,141,099.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Annual Report”) of Wilshire Enterprises, Inc. (the “Company” or “Wilshire”) filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 is filed solely for the purpose of including information that was to be incorporated by reference from the Company’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934. The Company will not file its proxy statement for its annual meeting of stockholders to be held later in 2010 within 120 days of its fiscal year ended December 31, 2009, and is therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Annual Report. In addition, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Annual Report.  This Form 10-K/A does not reflect events occurring after the March 31, 2010 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

TABLE OF CONTENTS

-i-

PART III

Item 10.       Directors, Executive Officers and Corporate Governance.

Board of Directors

The Company’s current Restated Certificate of Incorporation and By-Laws provide for a seven member Board of Directors divided into three classes of directors serving staggered three-year terms.  The Board is currently comprised of five directors.  The Company presently intends to fill the vacancies on the Board in the next several months.  The term of office of directors in Class I expires at the 2011 annual meeting, Class II at the 2012 annual meeting and Class III at the 2010 annual meeting.  The following table provides information regarding the members of our Board of Directors:

Name	Class	Principal Occupation and Age (a)(b)	Year Became Director of the Company

Miles Berger	I	Chairman of Berger Organization, Real Estate Management and Development Company, Newark, NJ Age 56	2002

Milton Donnenberg	II	Formerly President, Milton Donnenberg Assoc., Realty Management, Carlstadt, NJ Age 86	1981

S. Wilzig Izak	II	Chairman of the Board since September 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President Age 51	1987

Eric J. Schmertz, Esq.	I	Of Counsel to the Dweck Law Firm; Distinguished Professor Emeritus and formerly Dean, Hofstra University School of Law, Hempstead, NY Age 83	1983

W. Martin Willschick	III	Manager, Capital Markets, City of Toronto, Canada Age 57	1997

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

Independence

Since the adoption of the Sarbanes-Oxley Act in July 2002, there has been a growing public and regulatory focus on the independence of directors. Additional requirements relating to independence are imposed by the Sarbanes-Oxley Act with respect to members of the Audit Committee. The NYSE Amex (formerly the American Stock Exchange) has its own definition of independence. The Company’s Common Stock was traded on the NYSE Amex until January 26, 2010, under the symbol “WOC”. Effective January 27, 2010, the Company’s Common Stock is quoted on the Over the Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (“NASD”) under the symbol “WLSE”.  Although the Company’s Common Stock is no longer listed on the NYSE Amex, pursuant to SEC regulations, the Company is required to disclose whether its directors are “independent” according to a specified definition.  The Company has determined to utilize the NYSE Amex definition for these purposes along with SEC Rule 10A-3. All of the non-employee members of the Board, and, accordingly, all members of the Audit Committee, Compensation Committee and Nominating Committee of the Board, have been determined to be “independent” pursuant to the definition contained in the NYSE Amex’s Corporate Governance Rules and under the SEC’s Rule 10A-3.

Board of Directors’ Meetings

The Board of Directors of the Company holds periodic meetings as necessary to deal with matters which it must consider.  The Board of Directors has an Audit Committee, a Compensation Committee, an Executive Committee, a Nominating Committee and, since December 2008, a Strategic Planning Committee.  During 2009, the full Board met a total of 8 times, the Audit Committee met 4 times, the Executive Committee met 3 times, and the Compensation Committee, Nominating Committee and Strategic Planning Committee did not meet.   Each Board member attended at least 75% of the aggregate of the Board and committee meetings (of committees on which each such director served) held during 2009.

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

The members of the Audit Committee are Mr. Willschick (Chair) and Mr. Donnenberg.

The Board of Directors has determined that W. Martin Willschick constitutes an “audit committee financial expert”, as such term is defined by the SEC.  As noted above, Mr. Willschick - as well as the other members of the Audit Committee - has been determined to be “independent” within the meaning of SEC and NYSE Amex regulations.

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

The members of the Nominating Committee are Mr. Berger (Chair), Mr. Schmertz and Mr. Donnenberg.

Strategic Planning Committee

In December 2008, the Board established a Strategic Planning Committee, which consists of S. Wilzig Izak, Miles Berge and Eric J. Schmertz, Esq.  The purpose of this Committee is to explore possible alternative strategies for the Company’s future with the goal of ultimately enhancing stockholder value for all of the Company’s stockholders.

Executive Officers

The following table identifies the current executive officers of the Company:

Name	Age	Capacities in Which Serving	In Current Position Since

S. Wilzig Izak (1)	51	Chairman of the Board and Chief Executive Officer	1990

Francis J. Elenio (2)	43	Chief Financial Officer	September, 2006

(1)	For a description of Ms. Izak’s business background, see “Board of Directors”.

(2)
Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer.  On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to be employed by the Company while also providing services to an unaffiliated company.  Pursuant to the letter agreement, Mr. Elenio continues to serve, on an "at-will" basis, as the Company's Senior Vice President and Chief Financial Officer, at a reduced annual salary of $50,000.  He served as Chief Financial Officer of WebCollage, Inc. (a private company engaged in on-line content syndication) from March, 2006 to September, 2006, and as Interim Chief Financial Officer of TWS Holdings, Ltd. (a private company engaged in business process outsourcing) from November, 2005 to March, 2006.  Prior to that he served as Chief Financial Officer and a director of RoomLinx, Inc. (a public company which provides wireless high-speed network solutions to the hospitality industry) from December, 2003 to November, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission.  All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based on our records and other information, we believe that in 2009 our directors and our executive officers who are subject to Section 16 met all applicable filing requirements.

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

Item 11.  Executive Compensation

Summary of Cash and Certain other Compensation

The following table sets forth, for the years ended December 31, 2009 and 2008, a summary of the compensation earned by our Chief Executive Officer and our Chief Financial Officer, who were our only executive officers as of December 31, 2009.  We refer to the executive officers named in this table as the “Named Officers.”  Kevin B. Swill joined the Company as President and Chief Operating Officer on January 5, 2009 and resigned from all of his positions with the Company on November 30, 2009.  See the narrative following the table for information concerning the dollar amounts in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
S. Wilzig Izak	2009	266,671	200,000	29,818	496,489
Chairman of the Board (Chief Executive Officer)	2008	218,000	200,000	28,769	446,769

Francis J. Elenio (1)	2009	61,988	0	0	61,988
Chief Financial Officer	2008	50,000	0	0	50,000

(1)
Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer.  On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.  His 2009 salary includes an additional $10,000 for additional work he performed in connection with the Company’s tender offer and the Company’s proxy solicitations.

In the table above:

•
no stock awards or option awards were granted to the Named Officers in 2009 or 2008, and they did not receive any non-equity incentive plan compensation or non-qualified deferred compensation earnings for those years;

•	“all other compensation” for Ms. Izak for 2009 consists of $12,477 for an automobile allowance and $17,341 for unused vacation pay.

In March 2010, the Compensation Committee of the Board of Directors took the following actions affecting 2008 and 2009 compensation, which are reflected in the table above:

•
The Committee decided, based in part upon Ms. Izak’s extraordinary efforts during the proposed merger with NWJ Apartment Holdings Corp., that Ms. Izak’s bonus for 2008 would be $200,000.  (Although the Committee had discussed Ms. Izak’s bonus for 2008 in the past during several Board meetings, a formal vote was not previously taken.)  The Committee granted Ms. Izak a 2008 bonus as follows:  $100,000 in cash compensation and $100,000 in shares of the Company’s Common Stock, which equated to 82,644 shares of Common Stock, based upon the closing stock price of $1.21 on March 15, 2010.  This amount is included in the 2008 Bonus column as it was earned in 2008.

•
The Committee decided, based upon its review of Ms. Izak’s continued extraordinary efforts during 2009 related to a shareholder proxy dispute, the completed tender offer during 2009 and the resignation of the Company’s President and Chief Operating Officer, to grant Ms. Izak a $200,000 bonus for 2009.  The bonus was paid in stock, and equated to 165,289 shares of Common Stock based upon the closing stock price of $1.21 on March 15, 2010. This amount is included in the 2009 Bonus column as it was earned in 2009.

•
The Committee decided that Ms. Izak’s salary for 2009 should have been increased to $265,000 per year, which is less than the recommendation of an independent compensation consultant who recommend Ms. Izak’s salary for 2009 be $300,000.  Although the Committee had discussed increasing Ms. Izak's salary for 2009 during that year, they did not take formal action until 2010.  Accordingly, the Committee decided to grant Ms. Izak a $40,000 retroactive pay increase for 2009, which was paid in cash during 2010.  This amount has been included in the 2009 Salary column as it was earned in 2009.

Grants of Plan Based Awards

Neither of the Named Officers received an option grant or a grant of restricted stock in 2009.

Outstanding Equity Awards at December 31, 2009

The following table sets forth, for each of the Named Officers, information regarding stock options outstanding at December 31, 2009.  All of the restricted stock awards previously granted to the Named Officers were fully vested as of December 31, 2009.

Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
S. Wilzig Izak	10,000	0	3.32	7/15/2012
Francis J. Elenio	0	0	0	0

In the table above, we are disclosing:

•	in column (b), the number of shares of our Common Stock underlying unexercised stock options that were exercisable as of December 31, 2009;

•	in column (c), the number of shares of our Common Stock underlying unexercised stock options that were not exercisable as of December 31, 2009; and

•	in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2009.

Options Exercised and Stock Awards Vested

Neither of the Named Officers exercised stock options during 2009, and neither of them had stock awards that vested during 2009.

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

Compensation of Directors

The following table sets forth certain information regarding the compensation we paid to those persons who served as directors during 2009, other than Ms. Izak and Mr. Swill, as they did not receive compensation for serving as directors of the Company.  Mr. Swill resigned as a director (and as President and Chief Operating Officer of the Company) on November 30, 2009.  Mr. Orphanides joined the Board on January 9, 2009, and resigned effective January 15, 2010. None of our non-employee directors received a restricted stock award during 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Miles Berger	26,000	7,500	0	33,500
Milton Donnenberg	28,500	7,500	0	36,000
James M. Orphanides	25,500	7,500	0	33,000
Eric J. Schmertz, Esq.	35,000	7,500	0	42,500
W. Martin Willschick	32,750	7,500	0	40,250

In the table above:

•
when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in 2009, including annual retainer fees, committee and/or chairmanship fees and meeting fees;

•	when we refer to amounts under “Option Awards”, we are referring to the aggregate grant date fair value in accordance with FASB ASC Topic 718, in accordance with current SEC rules; and

•
the aggregate number of stock options outstanding at December 31, 2009 for each director in the table above is as follows:  for Mr. Berger, 32,500; for Mr. Donnenberg, 27,500; for Mr. Orphanides, 15,000; for Mr. Schmertz, 27,500; and for Mr. Willschick, 30,000.  Mr. Orphanides’ options expired in connection with his resignation in 2010.

Ernest Wachtel served the Company as a director from 1970 until his retirement in January 2009.  He did not receive any fees in 2009.  Mr. Wachtel currently serves as Director Emeritus, and does not receive Board fees.

Each non-employee director receives an annual fee of $11,000.  Non-employee members of the Executive Committee also receive an annual fee of $4,000.  Members of the Audit Committee and the Strategic Planning Committee also receive an annual fee of $5,000 and members of the Compensation Committee and Nominating Committee also receive an annual fee of $2,000.  Effective in June 2009, the Chairpersons of the Strategic Planning, Audit and Compensation Committees receive an additional $1,000 per year for serving as such, the Chairperson of the Nominating Committee receives an additional $750 per year for serving as such and the presiding director receives an additional $2,000 for serving as such. (These new additional fees were paid to the appropriate persons in 2010, and are not included in the table above.)  Each non-employee director also receives an additional fee of $750 for each meeting of the Board and each Committee thereof which such director attends.  Ms. Izak does not receive any annual or per meeting fees for attending Board or Committee meetings.

Pursuant to the Company’s 2004 Non-employee Director Stock Option Plan (the “Outside Director Plan”), each of the Company’s non-employee directors received, on the date of the 2004 Annual Meeting, a stock option grant covering 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date.  The Outside Director Plan provides that any new non-employee director will receive a grant of 10,000 options at fair market value upon becoming a director and that on each Annual Meeting date after the 2004 Annual Meeting, each non-employee director will be granted an option covering 5,000 shares of Common Stock, at fair market value, so long as he or she continues to serve on the Board on the Annual Meeting date.  The options vest in 25% installments beginning one year after the grant date.  Options covering 5,000 shares were granted to the directors named in the table above on April 20, 2009 (an Annual Meeting date), at an exercise price of $1.50 per share.  The Company held two Annual Meetings in calendar 2009; however, in accordance with the provisions of the Outside Director Plan, no additional options were granted on the date of the second Annual Meeting in December 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Common Stock

The following tables set forth certain information, as of April 1, 2010, with respect to holdings of the Company’s Common Stock by (i) each person the Company believes beneficially owned more than 5% of the Company’s Common Stock as of April 1, 2010, (ii) each of the Company’s current directors and Named Officers, and (iii) all current directors and current executive officers as a group.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

5% or Greater Holders*:

Estate of Siggi B. Wilzig c/o Irene Tafel Vista Tax Group, LLC 120 Columbia Turnpike, Suite 3 Florham Park, NJ 07932	1,660,792	(2)	42.8%

*	See “Directors and Named Executive Officers” for the shares beneficially owned by S. Wilzig Izak, the Company’s Chairman of the Board and Chief Executive Officer.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2010 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2010 have been excluded.  Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Mr. Wilzig, former Chairman and President of the Company, served as the Senior Consultant to the Company until his death on January 7, 2003.  The table above reflects the Estate’s ownership as reported by the Estate.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Named Executives:
Miles Berger	33,750	(2)	*
Milton Donnenberg	42,712	(3)	1.0%
S. Wilzig Izak	791,701	(4)	19.1%
Eric J. Schmertz, Jr.	48,859	(5)	1.2%
W. Martin Willschick	30,810	(6)	*
Francis J. Elenio	30,925		*
All directors and current executive officers as a group (6 persons)	978,757	(7)	23.1%

*	Less than one percent.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of April 1, 2010 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of April 1, 2010 have been excluded.  Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Includes 26,250 shares of stock that could be obtained by Mr. Berger upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(3)	Includes 21,250 shares of stock that could be obtained by Mr. Donnenberg upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(4)	Includes 10,000 shares of stock that could be obtained by Ms. Izak upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(5)	Includes 21,250 shares of stock that could be obtained by Mr. Schmertz upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(6)	Includes 23,750 shares of stock that could be obtained by Mr. Willschick upon the exercise of stock options exercisable within 60 days of April 1, 2010.

(7)	Includes 102,500 shares of stock that could be obtained by the current directors and current executive officers upon the exercise of stock options exercisable within 60 days of April 1, 2010.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Each of Messrs. Berger, Donnenberg, Schmertz and Willschick has been determined to be “independent” within the meaning of SEC and NYSE AMEX regulations.  Accordingly, all of the members of the Company’s Compensation, Nominating and Audit Committees are independent.

There have been no related party transactions requiring disclosure under the SEC’s rules since January 1, 2010.

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

Audit Fees

The aggregate fees incurred by the Company for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by J.H. Cohn LLP, the Company’s Independent Registered Public Accounting Firm, in connection with (i) the audit of the Company’s annual financial statements and (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were $139,500 and $255,649, respectively.

Audit-Related Fees

The Company incurred $0 and $0 for the fiscal years ended December 31, 2009 and 2008, respectively, for assurance and related services by J.H. Cohn in connection with the performance of the audit and review of the Company’s financial statements.

Tax Fees

The Company did not incur any fees for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by J.H. Cohn for tax compliance, tax advice or tax planning.

The Company incurred $103,550 and $82,750 for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by Grant Thornton LLP for tax return preparation.  The Company incurred an additional $58,475 for the fiscal year ended December 31, 2009 for services rendered by Grant Thornton LLP for quarterly and year-end review of the Company’s tax provision, and an additional $90,688 for the fiscal year ended December 31, 2008 for professional services rendered by Grant Thornton LLP for a review under Section 304 of the Sarbanes Oxley Act of 2002.

All Other Fees

The Company incurred $7,700 and $7,789 for the fiscal years ended December 31, 2009 and 2008, respectively, for other services rendered by J.H. Cohn, including work related to their attendance at Audit Committee meetings and the Annual Meeting of Shareholders.

Of the time expended by the Company’s principal accountants to audit the Company’s financial statements for the year ended December 31, 2009, less than 50% of such time involved work performed by persons other than the principal accountant’s full-time, permanent employees.

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

Item 15.   Exhibits and Financial Statement Schedules.

(a)(3)	Exhibits.

31.1	Certification of the Chief Executive Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2010.

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