Form 10-Q
period 2010-03-31
WILSHIRE ENTERPRISES INC
filed 2010-05-14
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2010                         Commission file number 1-4673

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2010.

Common Stock $1 Par Value —— 4,141,099

WILSHIRE ENTERPRISES, INC.
INDEX

Page No.

Part I -Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets -
March 31, 2010 (Unaudited) and December 31, 2009	3

Unaudited Condensed Consolidated Statements of Operations -
Three months ended March 31, 2010 and 2009	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity -
Three months ended March 31, 2010	5

Unaudited Condensed Consolidated Statements of Cash Flows -
Three months ended March 31, 2010 and 2009	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13

3. Quantitative and Qualitative Disclosure About Market Risk	17

4T. Controls and Procedures	18

Part II - Other Information

Item 6. Exhibits	19

Signatures	20

PART I   - FINANCIAL INFORMATION
Item 1.   Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$3,686,000	$4,263,000
Restricted cash	201,000	197,000
Accounts receivable, net	186,000	181,000
Income taxes receivable	1,367,000	1,086,000
Prepaid expenses and other current assets	1,109,000	1,260,000
Total current assets	6,549,000	6,987,000

Other noncurrent assets	217,000	233,000

Property and equipment:
Real estate properties	39,629,000	39,432,000
Real estate properties - held for sale	4,640,000	4,640,000
	44,269,000	44,072,000
Less:
Accumulated depreciation and amortization	18,743,000	18,441,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	25,155,000	25,260,000
Total assets	$31,921,000	$32,480,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$581,000	$572,000
Accounts payable	1,246,000	1,272,000
Income taxes payable	93,000	90,000
Accrued liabilities	542,000	1,093,000
Deferred income	138,000	108,000
Current liabilities associated with discontinued operations	173,000	166,000
Total current liabilities	2,773,000	3,301,000
Noncurrent liabilities:
Long-term debt, less current portion	27,290,000	27,444,000
Deferred income taxes	580,000	464,000
Deferred income	67,000	71,000
Total liabilities	30,710,000	31,280,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 5,966,164 shares at March 31, 2010 and at December 31, 2009	5,966,000	5,966,000
Capital in excess of par value	5,351,000	5,340,000
Treasury stock, 1,825,065 shares at March 31, 2010 and 2,088,130 shares at December 31, 2009, at cost	(9,549,000)	(9,867,000)
Accumulated deficit	(557,000)	(239,000)
Total stockholders’ equity	1,211,000	1,200,000
Total liabilities and stockholders' equity	$31,921,000	$32,480,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2010 and 2009

	2010	2009
Revenues	$2,191,000	$2,279,000

Costs and Expenses
Operating expenses	1,367,000	1,334,000
Depreciation and amortization expense	302,000	321,000
General and administrative	519,000	1,297,000
Total costs and expenses	2,188,000	2,952,000

Income (loss) from operations	3,000	(673,000)

Other Income
Dividend and interest income	3,000	16,000
Other income	5,000	2,000

Interest expense	(410,000)	(429,000)

Loss before benefit for income taxes	(399,000)	(1,084,000)
.
Income tax benefit	(136,000)	(415,000)

Loss from continuing operations	(263,000)	(669,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations	(45,000)	(148,000)

Discontinued Operations - Oil & Gas, Net of Taxes:
Income (loss) from operations	(10,000)	86,000

Net loss	$(318,000)	$(731,000)

Basic net loss per common share:
Loss from continuing operations	$(0.07)	$(0.08)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Oil and gas – income (loss) from operations	(0.00)	0.01
Net loss applicable to common stockholders	$(0.08)	$(0.09)
Diluted net loss per common share:
Loss from continuing operations	$(0.07)	$(0.08)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.01)	(0.02)
Oil and gas - income (loss) from operations	(0.00)	0.01
Net loss applicable to common stockholders	$(0.08)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2010

	Preferred Stock		Common Stock		Capital in Excess of	Accumulated	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Deficit	Stock	Equity
Balance, January 1, 2010	-	-	5,966,164	$5,966,000	$5,340,000	$(239,000)	$(9,867,000)	$1,200,000
Net loss						(318,000)		(318,000)
Grant of 263,065 shares of common stock at $1.21 per share							318,000	318,000
Amortization of compensation associated with stock and stock option awards					11,000			11,000

Balance, March 31, 2010	-	$-	5,966,164	$5,966,000	$5,351,000	$(557,000)	$(9,549,000)	$1,211,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(318,000)	$(731,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	302,000	321,000
Stock-based compensation expense	11,000	44,000
Amortization of mortgage finance costs	16,000	14,000
Deferred income taxes	116,000	(20,000)
Increase in deferred income	26,000	39,000
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(5,000)	52,000
Increase in income taxes receivable	(281,000)	(492,000)
Decrease in prepaid expenses and other current assets	151,000	147,000
Increase (decrease) in accounts payable, accrued liabilities, income taxes payable and current liabilities associated with discontinued operations	(249,000)	439,000
Net cash used in operating activities	(231,000)	(187,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(197,000)	(37,000)
Proceeds from redemptions of marketable securities	-	2,000,000
(Increase) decrease in restricted cash	(4,000)	8,000
Net cash (used in) provided by investing activities	(201,000)	1,971,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(145,000)	(141,000)
Net cash used in financing activities	(145,000)	(141,000)

Net increase (decrease) in cash and cash equivalents	(577,000)	1,643,000
CASH AND CASH EQUIVALENTS, beginning of period	4,263,000	13,023,000
CASH AND CASH EQUIVALENTS, end of period	$3,686,000	$14,666,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$394,000	$415,000
Income taxes, net	$1,000	$4,000

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

During the quarter ended March 31, 2010, 263,065 shares of common stock, valued at $318,000, were issued in lieu of bonuses accrued during 2009 and 2008, as well as stock awards were granted to employees and consultants during the quarter ended March 31, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Although Wilshire Enterprises, Inc. (“registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our”) believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010 or any other subsequent period.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Assets measured at fair value on a recurring basis:

The Company follows the accounting guidance in accordance with Accounting Standards Codification (“ASC”) Topic 820 – “Fair Value Measurements” (“ASC Topic 820”).  ASC Topic 820 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under ASC Topic 820, fair value is determined based upon the exit price that would be received by a company to sell an asset or paid a company to transfer a liability in an orderly transaction between market participants, exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market where the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.
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

Following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2010 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash	$3,887,000	$-	$-	$3,887,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and is priced at fair value, thus recorded in Level 1 above.

Accounting for Stock-Based Compensation:

The Company recorded charges of $10,000 and $16,000 during the three months ended March 31, 2010 and 2009, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of the expense related to the issuance of stock options issued to employees and non-employee directors on basic and diluted earnings per share was not material for the three months ended March 31, 2010 and 2009.

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

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, no stock options were granted during the three months ended March 31, 2010 and a stock option covering 10,000 shares was granted during the three months ended March 31, 2009 to a non-employee director.  The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the variables presented in the following table.

2009

Risk free interest rate	2.41%
Volatility	67.15%
Dividend yield	-%
Expected option term	10 years

As of March 31, 2010, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $65,000, which will be recognized over a remaining average period of 2.5 years.

2.       Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial and retail properties. Continuing real estate revenues, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net loss from continuing operations for the three months ended March 31, 2010 and 2009. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended March 31,
	2010	2009
Real estate revenues:
Residential	$1,900,000	$1,942,000
Commercial	291,000	337,000
Totals	$2,191,000	$2,279,000

Real estate operating expenses:
Residential	$1,202,000	$1,175,000
Commercial	165,000	159,000
Totals	$1,367,000	$1,334,000

Net operating income (“NOI”):
Residential	$698,000	$767,000
Commercial	126,000	178,000
Totals	$824,000	$945,000

Capital improvements:
Residential	$70,000	$11,000
Commercial	127,000	26,000
Totals	$197,000	$37,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$824,000	$945,000
Total other income	8,000	18,000
Depreciation and amortization expense	(302,000)	(321,000)
General and administrative expense	(519,000)	(1,297,000)
Interest expense	(410,000)	(429,000)
Income tax benefit	136,000	415,000

Loss from continuing operations	$(263,000)	$(669,000)

 3.       Loss Per Share:

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2010	2009
Numerator-
Net loss – basic and diluted	$(318,000)	$(731,000)
Denominator-
Weighted average common shares outstanding – basic	3,939,416	8,045,692
Incremental shares from assumed conversions of stock options	-	-
Weighted average common shares outstanding – diluted	3,939,416	8,045,692
Basic loss per common share	$(0.08)	$(0.09)
Diluted loss per common share	$(0.08)	$(0.09)

For the three months ended March 31, 2010 and 2009, 131,859 and 71,128, respectively,  of potentially dilutive securities have been excluded from the calculation of net loss per common share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.

4.       Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2010, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000. No shares were purchased during the three months ended March 31, 2010.

5.            Fair value of financial instruments

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $28.0 million at March 31, 2010, which is greater than the carrying value by $125,000.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2010.

6.       Stock Option Plans:

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, no stock options were granted during the three months ended March 31, 2010 and a stock option covering 10,000 share was granted to a newly appointed independent director during the three months ended March 31, 2009 at an exercise price of $1.285 per share with a four year vesting period and a ten year life.   No options were granted under the 2004 Stock Option and Incentive Plan during the three months ended March 31, 2010 or 2009.

A summary of option activity under the option plans as of March 31, 2010, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2010	142,500	$5.03	6.3	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options terminated and expired	(15,000)	1.36	9.1	-
Options outstanding and expected to vest at March 31, 2010	127,500	$5.46	6.8	$-

Options exercisable at March 31, 2010	92,500	$6.10	4.8	$-

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2010 and changes during the three months ended March 31, 2010, are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2010	4,089	$3.05

Shares Granted	-	-
Shares Vested	-	-
Shares Forfeited	-	-

Nonvested shares at March 31, 2010	4,089	$3.05

7.       Income Taxes:

The Company accounts for income taxes in annual periods by applying the asset and liability approach. The Company’s interim period income tax provisions (benefits) are recognized based upon projected effective income tax rates for the fiscal year in its entirety and, therefore, requires management of the Company to make estimates of future income, expense and differences between financial accounting and income tax requirements in the jurisdictions in which the Company is taxed. Material differences between tax rates in the jurisdictions in which the Company is taxed and the effective income tax rates are attributable to differences related to financial accounting and tax depreciation methods, share-based payment arrangements and non-deductible amortization of intangible assets. The Company’s effective income tax rates are subject to ongoing evaluation and adjustment based upon facts and circumstances surrounding our estimation of future income and expense and differences between financial statement and taxable income (loss).

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

Although the Company anticipates that future profitability from operations and potential tax planning strategies will enable it to utilize its state tax loss carry-forwards, a valuation allowance has been provided for a portion of the deferred tax asset in the amount of $240,000.  During the current period, the Company provided for a valuation allowance related to state taxes in the amount of $28,000.  This amount has been provided since the Company believes it is more likely than not that the deferred tax asset will not be fully realized.   The Company’s position with respect to the likelihood of recoverability of this deferred tax asset will be evaluated each reporting period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 and the Company’s consolidated financial condition as of March 31, 2010. It is presumed that readers have read or have access to Wilshire’s 2009 Annual Report on Form 10-K, as amended, which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended March 31, 2010 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Effects of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment did not have a material effect on our consolidated financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment did not have a material effect on our consolidated financial position, results of operations or liquidity.

 Overview

Net loss for the three months ended March 31, 2010 was $318,000 or $0.08 per diluted share as compared to a net loss of $731,000 or $0.09 per diluted share for the three months ended March 31, 2009.  Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period and the wind down of the oil and gas businesses.

The following table presents the increases (decreases) in each major statements of operations category for the three months ended March 31, 2010 as compared to 2009. The following discussion of “Results of Operations” references these increases (decreases).

Increase (Decrease) in Condensed Consolidated Statements of Operations Categories for the Periods:

	For the three months ended March 31,
	2010 vs. 2009
	Amount ($)%

Revenues	$(88,000)	-3.9%
Costs and expenses:
Operating expenses	33,000	2.5%
Depreciation and amortization expense	(19,000)	-5.9%
General and administrative	(778,000)	-60.0%
Total costs and expenses	(764,000)
Income (loss) from Operations	676,000
Other Income
Dividend and interest income	(13,000)	-81.3%
Other income	3,000	150.0%
Interest expense	19,000	-4.4%
Loss before benefit for income taxes	685,000
Income tax benefit	279,000	-67.2%
Loss from continuing operations	406,000
Discontinued operations - real estate
Loss from operations	103,000	-69.6%
Discontinued operations - oil & gas		-
Loss from operations	(96,000)	-111.6%
Net loss	$413,000	-56.5%
Basic net loss per common share:
Loss from continuing operations	$0.01	-12.5%
Income (loss) from discontinued operations	0.00	0.0%
Net loss applicable to common stockholders	$0.01	-11.1%
Diluted loss per common share:
Loss from continuing operations	$0.01	-12.5%
Income (loss) from discontinued operations	0.00	0.0%
Net loss applicable to common stockholders	$0.01	-11.1%

Results of Operations

Three Months Ended March 31, 2010 as Compared with Three Months Ended March 31, 2009

Continuing Operations:

Loss from continuing operations amounted to $263,000 during the three months ended March 31, 2010 as compared to a loss from continuing operations of $669,000 during the three months ended March 31, 2009. Results per diluted share from continuing operations amounted to $(0.07) during the three months ended March 31, 2010 as compared to $(0.08) during the three months ended March 31, 2009. The 2010 period reflects a decrease in general and administrative expense of $778,000, which primarily relates to decreased professional fees which were incurred in connection with the proposed tender offer during the 2009 period, which was partially offset by an in increase in operating expenses of $33,000 and a decrease in rental revenue of $88,000 during the period.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

Residential Real Estate	Commercial Real Estate	Totals< /font>
Three months Ended	Increase	Three months Ended	Increase	Three months ended	Increase
March 31,	(Decrease)	March 31,	(Decrease)	March 31,	(Decrease)
2010	2009	$	%	2010	2009	$	%	2010	2009	$	%
(In 000's of $)	(In 000's of $)	(In 000's of $)

Total revenues	$1,900	$1,942	$(42)	(2.2)%	$291	$337	$(46)	(13.6)%	$2,191	$2,279	$(88)	(3.9)%

Operating expenses	1,202	1,175	27	2.3%	165	159	6	3.5%	1,367	1,334	33	2.5%

Net operating income (“NOI”)	$698	$767	$(69)	(9.0)%	$126	$178	$(52)	(29.0)%	$824	$945	$(121)	(12.8)%

Reconciliation to consolidated loss from continuing operations:

	2010	2009
Net operating income	$824	$945
Depreciation and amortization expense	(302)	(321)
General and administrative expense	(519)	(1,297)
Other income	8	18
Interest expense	(410)	(429)
Income tax benefit	136	415
Loss from continuing operations	$(263)	$(669)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas and Alpine Village Apartments in New Jersey. During the three months ended March 31, 2010, NOI decreased by $69,000 or 9.0% to $698,000 as compared to $767,000 during the same period in 2009.

Revenues decreased $42,000 or 2.2% during the quarter ended March 31, 2010 to $1,900,000, compared to $1,942,000 during the quarter ended March 31, 2009. Operating expenses increased $27,000 or 2.3% to $1,202,000. The decrease in revenues was primarily attributable to increased vacancy rates at the Company’s Sunrise Ridge apartment complex and decreased renewal rates at the Sunrise Ridge apartments and Summercreek apartments, which was partially offset by increased occupancy at Alpine Village apartments. The increase in operating expenses was primarily attributable to increased maintenance and repair costs, as well as apartment preparation costs resulting from occupancy turnover.

Commercial Segment

The commercial segment is comprised of Royal Mall Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During the three months ended March 31, 2010, NOI decreased by $52,000 or 29.0% to $126,000 as compared to $178,000 during the same period in 2009.  Revenues during the quarter ended March 31, 2010 as compared to the quarter ended March 31, 2009 decreased $46,000 or 13.6% to $291,000 and operating expenses increased $6,000 or 3.5% to $165,000. The revenue decrease was primarily attributable to decreased occupancy at Tempe Corporate Center (Tempe, AZ) resulting in decreased rental revenues as a result of decreased tenant occupancy.  The increased operating expenses were primarily attributable to increased real estate taxes and maintenance costs in the amount of $6,000.

Other Operating Expenses

Depreciation and amortization expense amounted to $302,000 during the three months ended March 31, 2010, a decrease of $19,000 from $321,000 during the three months ended March 31, 2009. The decrease in depreciation and amortization expense relates to the retirement of certain assets during the past year.

General and administrative expense decreased $778,000, or 60.0%, to $519,000 during the three months ended March 31, 2010 as compared to $1,297,000 during the same period in 2009. The decrease in general and administrative expense is primarily attributable to decreased professional fees which were incurred in connection with the proposed tender offer during the 2009 period and a decrease in payroll and payroll related costs associated with the resignation of the Company’s President in December 2009.

Other income decreased from $18,000 in the 2009 quarter to $8,000 during the 2010 quarter, a decrease of $10,000. The decrease is primarily related to a decrease in interest and dividend income of $13,000 during the 2010 period.  The decrease in interest and dividend income during the three months ended March 31, 2010 is a result of the completed tender offer in September 2009 in which the Company expended approximately $8.1 million.

Interest expense decreased to $410,000 during the three months ended March 31, 2010 as compared to $429,000 during the three months ended March 31, 2009. The decrease primarily relates to the reduction in the Company’s mortgage liability and the refinancing of the Summercreek property in May 2009.

The benefit for income taxes amounted to $136,000 and $415,000 during the three months ended March 31, 2010 and 2009, respectively. The change in the benefit for income taxes is related to a decreased loss from continuing operations before tax and a valuation allowance related to state taxes of $28,000 during the 2010 quarter.

Discontinued Operations, Net of Taxes:

Real Estate

The after tax loss from discontinued operations for the three months ended March 31, 2010 amounted to $45,000 as compared to an after tax loss of $148,000 during the three months ended March 31, 2009. The after tax losses during the 2010 and 2009 periods reflects the loss from operations.

Oil and Gas

During the quarter ended March 31, 2010, the Company recorded a loss from the wind down of its former oil and gas business of $10,000 as compared to income of $86,000 during the same period in 2009. The net loss and income from the wind down of the oil and gas business during the quarter ended March 31, 2010 and 2009, respectively, relates to foreign currency gains during the periods.

Liquidity and Capital Resources

At March 31, 2010, the Company had working capital, including restricted cash, of $3.8 million, compared to working capital of $3.7 million at December 31, 2009.  The increase in working capital during the period primarily relates to an increase in income tax receivables of $300,000 and a decrease in accrued liabilities of $500,000, which was partially offset by a reduction in cash and cash equivalents of $600,000.

The Company has $3.9 million of cash and cash equivalents and restricted cash at March 31, 2010. This balance is comprised of working capital accounts for its real estate properties and corporate needs. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance criteria. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers.

The Company continues to explore opportunities to invest in its real estate properties to enhance value and is investigating corporate and real estate property transactions, both as buyer and seller, as they arise. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. As of the end of the quarter ended March 31, 2010, management considers its liquidity position adequate to fulfill the Company’s current business plans.  The preceding statement constitutes a forward-looking statement.

Net cash used in operating activities amounted to $231,000 and $187,000 for the three months ended March 31, 2010 and 2009, respectively.   During the three months ended March 31, 2010, the use of cash resulted from a net loss of $318,000, which was partially offset by the effect of depreciation of real estate properties and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the three months ended March 31, 2009, the use of cash resulted from a net loss of $731,000, which was partially offset by the effect of depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts.

Net cash used in investing activities amounted to $201,000 during the three month ended March 31, 2010 and net cash provided by investing activities amounted to $1,971,000 for the three month period ended March 31, 2009. The cash used in investing activities during the three months ended March 31, 2010 primarily relates to capital expenditures on real estate properties of $197,000 and   an increase in restricted cash in the amount of $4,000.  The cash provided by investing activities during the three months ended March 31, 2009 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $2,000,000 and a decrease in restricted cash in the amount of $8,000 which was partially offset by capital expenditures on real estate properties of $37,000.

Net cash used in financing activities amounted to $145,000 during the three months ended March 31, 2010 as compared to net cash used in financing activities of $141,000 during the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, the net cash used was attributable to the repayment of scheduled long-term debt.

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

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At March 31, 2010, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.  There were no shares repurchased by the Company during the three month periods March 31, 2010.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary.  The value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008, the Company began repatriating its cash held in its Canadian subsidiary as it was determined that no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta.  At March 31, 2010, the Company maintained no cash balances in its Canadian subsidiary.  It is intended that the remaining assets, net of liabilities, of its Canadian subsidiary will be repatriated during the remainder of 2010. However, no assurance can be given as to the specific timing of any such repatriation.

Long-term debt as of March 31, 2010 and December 31, 2009 consists of the following:

	2010	2009
Mortgage notes payable	$27,871,000	$28,016,000
Less-current portion	581,000	572,000
Long-term portion	$27,290,000	$27,444,000

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2010 and thereafter are:

Year Ended	Amount
March 31, 2011	$581,000
March 31, 2012	610,000
March 31, 2013	22,337,000
March 31, 2014	71,000
March 31, 2015	75,000
Thereafter	4,197,000
$27,871,000

At March 31, 2010, the Company had $27,871,000 of mortgage debt outstanding which bears interest at an average fixed rate of 5.64% and a weighted average remaining life of approximately 3.18 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

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

Item 4T. Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b)   Changes in internal controls over financial reporting.   Management has determined that, as of March 31, 2010, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
WILSHIRE ENTERPRISES, INC. (registrant)

Date: May 14, 2010		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ Francis J. Elenio
	By:	Francis J. Elenio
Chief Financial Officer