Form 10-K
period 2010-12-31
WILSHIRE ENTERPRISES INC
filed 2011-07-29
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission files number 1-4673

WILSHIRE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0513668
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

100 Eagle Rock Avenue
East Hanover, New Jersey	07936
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (201) 420-2796

Securities registered pursuant to section 12(b) of the Act:

Name of each exchange
Title of each class	on which registered
None	None

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
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010), was $962,430.

The number of shares outstanding of the registrant’s $1 par value common stock, as of July 1, 2011 was 3,767,174.

WILSHIRE ENTERPRISES, INC.
INDEX

		Page No.

Part I

Item 1.	Business	3
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	11
Item 4.	[Removed and Reserved.]	11

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	11
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	49
Item 9A.	Controls and Procedures	49
Item 9B.	Other Information	49

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	50
Item 11.	Executive Compensation	52
Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	56
Item 13.	Certain Relationships and Related Transactions, and Director Independence	57
Item 14.	Principal Accounting Fees and Services	58

Part IV

Item 15.	Exhibits and Financial Statement Schedules	59
	Signatures

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

Background

Wilshire Enterprises, Inc. (“Wilshire” or the “Company”) is a Delaware corporation founded on December 7, 1951. The Company changed its name from Wilshire Oil Company of Texas to its current name on June 30, 2003. The Company’s principal executive offices are located at 100 Eagle Rock Avenue, East Hanover, New Jersey 07936. Its main telephone number is (201) 420-2796. Wilshire maintains a website at www.wilshireenterprisesinc.com.

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

On February 25, 2011, the Company’s stockholders approved two amendments to the Company’s certificate of incorporation that will enable the Company to cease its periodic reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company expects to terminate the registration of our common stock under the Exchange Act promptly following the filing of this Annual Report on Form 10-K with the SEC.  See “Termination of SEC Registration” below.

Real Estate Operations

Wilshire is engaged principally in acquiring, owning and operating real estate properties. As of December 31, 2010, Wilshire owned the properties described below:

Name	City	State	Asset Class	Size

Sunrise Ridge	Tucson	AZ	Apartments	340 units
Van Buren	Tucson	AZ	Apartments	70 units
Red Mountain Professional Plaza	Mesa	AZ	Office & retail	66,552 SF
Tempe Corporate	Tempe	AZ	Office	50,700 SF
Alpine Village	Sussex	NJ	Apartments	132 units
Jefferson Gardens	Jefferson	NJ	Condominiums	10 units
Amboy Tower	Perth Amboy	NJ	Office & Retail	75,000 SF
Alpine Village (a)	Sussex	NJ	Land	0.51 acres
Alpine Village (a)	Wantage	NJ	Land	17.32 acres
Alpine Village (a)	Sussex	NJ	Land	0.49 acres
Alpine Village (a)	Sussex	NJ	Land	0.22 acres
West Orange	West Orange	NJ	Land	0.6 acres
Summercreek	San Antonio	TX	Apartments	180 units
Wellington Estates	San Antonio	TX	Apartments	228 units

(a) Alpine Village land parcels are adjacent to the Alpine Village Apartments.

Business Strategy

Wilshire’s strategy is to capitalize on opportunities presented by the dynamic real estate market conditions taking place in its core markets.  In light of the decrease in the intrinsic market value of multiple property types in many major and secondary real estate markets in the United States, the Company is focused on strategic acquisitions. To that end, the Company’s strategy remains:

•
Strengthen Wilshire’s existing portfolio by making capital improvements to its existing portfolio where it believes that a return can be generated by enhancing the amenity profile, floor plan finishes or site curb appeal of its properties, which management believes will help increase occupancy rates.

•	Pursue off-market acquisitions that provide opportunity to build its portfolio of core assets at significant market discounts.

•	Invest in and hold multi-family, medical office, and retail properties at reasonable off-market prices, which will allow for value creation and capital appreciation.

Management believes that prudent acquisitions of real estate assets will grow the Company and enhance stockholder value. The Company would look to assets that offer attractive financial returns. In general, it seeks multifamily properties with 100 units or more in strategic geographic regions in which the Company or its contracted property management company (see below) has or will have operations. Additionally, the Company will evaluate other asset classes throughout the Commercial property sector, senior independent living facilities, retail centers and real estate securities and other geographic regions, as it is not restricted from doing so, and may invest in one or more of these asset classes in lieu of a multifamily property.

Wilshire’s principal investment objective is to increase the net asset value of its investment portfolio through effective management and strategic leasing, financing and investment strategies. Wilshire is currently focused on optimizing the valuation potential and cash flow from many of its assets, repositioning or selling select assets, and potentially acquiring assets in targeted geographic regions. The Company is also focused on increasing long-term growth in cash and cash equivalents generated from operations.

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
See Item 5 of this Annual Report on Form 10-K.

 Termination of SEC Registration

As described in the definitive proxy statement filed with the SEC on February 2, 2011 (the “Proxy Statement”), the Company’s Board of Directors (the “Board of Directors”) has determined that the costs of being an SEC reporting company outweigh the benefits and, thus, it is no longer in our best interests or the best interests of our stockholders, including our unaffiliated stockholders, for us to remain an SEC reporting company.  Therefore, the Board of Directors, based upon the recommendation of a special committee of the Board of Directors comprised solely of independent directors, unanimously authorized and recommended that shareholders approve a 1-for-500 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $1.00 per share (“Common Stock”), followed immediately by a 500-for-1 forward stock split (the “Forward Stock Split” and, together with the Reverse Stock Split, the “Transaction”).  The Reverse Stock Split and Forward Stock Split together enable the Company to cease its periodic reporting obligations under the Exchange Act and thereby forgo many of the expenses associated with operating as a public company subject to SEC reporting obligations.  On February 25, 2011, the Company held its annual meeting of stockholders (the “Meeting”) as described in the Proxy Statement.  At the Meeting the Company’s stockholders approved the amendments to the Company’s certificate of incorporation to affect the Reverse Stock Split and Forward Stock Split.  On February 28, 2011, the Company filed certificates of amendment to Wilshire's certificate of incorporation, effecting the Reverse Stock Split and Forward Stock Split, each effective as of March 2, 2011.

As a result of the Transaction, the number of our stockholders of record has been reduced below 300, which will allow us to terminate the registration of our Common Stock under the Exchange Act. The cash impact of the transaction was $374,000 that was paid to acquire shares from the individual stockholders under 500 shares in total. In addition, there were other costs of legal counsel review of the transaction of $142,000. The Company expects to terminate the registration of our Common Stock under the Exchange Act promptly following the filing of this Annual Report on Form 10-K with the SEC.  Effective on, and following the termination of the registration of our Common Stock under the Exchange Act, we will no longer be subject to any reporting requirements under the Exchange Act or the rules of the SEC applicable to SEC reporting companies and will be able to eliminate most of the expenses related to the disclosure, reporting and compliance requirements of the Sarbanes-Oxley Act.  For instance, our obligation to file periodic and current reports, and our obligation to comply with the requirements of the proxy rules and to file proxy statements under Section 14 of the Exchange Act also will be suspended.  In addition, our officers, directors and 10% stockholders will no longer be subject to the reporting requirements of Section 16 of the Exchange Act or be subject to the prohibitions against retaining short-swing profits in our shares of Common Stock.  Persons acquiring more than 5% of our Common Stock will no longer be required to report their beneficial ownership under the Exchange Act.  Since our obligation to file periodic and other filings with the SEC will be suspended, our continuing stockholders will have access to less information about us and our business, operations and financial performance.  The Board of Directors anticipates that we will continue to have our Common Stock quoted on the Pink Sheets; however, liquidity is likely to be limited due to the fact that we will no longer file the reports required by the Exchange Act.

Divestiture of Assets

The Company did not divest any real estate properties in 2010 or 2009 and divested the following real estate properties in 2008:

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

(a)Net proceeds is defined as selling price less mortgage value and transaction costs such as commissions, legal fees, taxes and other expenses.

Employees

As of December 31, 2010, the Company had a total of five employees in its corporate office.

Property Management

Wilshire contracts with a property management company (the “PMC”) located in Arizona to assist in the management of the Company’s properties, including providing onsite personnel, regional supervision, and bookkeeping functions. The PMC has managed nearly all of Wilshire’s properties located outside of New Jersey since 1998. In January of 2005 Wilshire contracted with the PMC to assist in the management of the Company’s New Jersey properties obligating the PMC to provide onsite personnel and bookkeeping functions and regional supervision for the New Jersey properties. Wilshire believes that the PMC can provide cost-efficient bookkeeping functions in part because it is located in Arizona, a state that generally has lower wage expense than that experienced in New Jersey. As of December 31, 2010 the PMC employed 584 full time and 38 part time people and managed property on behalf of Wilshire in the states of Arizona, New Jersey, and Texas. To Wilshire’s knowledge, the PMC does not currently own real estate assets for its own investment purposes. PMC has advised Wilshire that in 2010,
Wilshire accounted for approximately 6% of PMC’s total revenues.

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

Competition

All of the properties owned by the Company are in areas where there is substantial competition with other multifamily properties; single-family housing that is either owned or leased by potential tenants and other commercial properties. The Company’s principal method of evaluating competition is to continually assess current market conditions, and offer competitive rental rates, that may include tenant incentives. In order to maintain occupancy rates and attract quality tenants, the Company may offer rental concessions, such as free rent to new tenants for a stated period. The Company also competes by offering properties in attractive locations and providing residential and commercial tenants with amenities such as covered parking, recreational facilities, garages and quality landscaping, all meant to maximize curb appeal. The Company intends to continue upgrading and improving the physical condition of its existing properties and may consider selling existing properties, which the Company believes have realized their potential.  The Company will be re-investing in existing properties that may require renovation, resulting in greater appreciation potential.

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

As of December 31, 2010 and 2009, the Company did not maintain any investments in marketable securities.

 Item 1A.Risk Factors

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

Our properties are concentrated in the Southwest and New Jersey. A continuing or prolonged decline in the economic environment in those areas, including but not limited to sustained unemployment in the submarket regions, and throughout the country may impact the ability of existing tenants to remain current on their rental payments and our ability to attract qualified new tenants.

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

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The executive and administrative office of the Company consists of approximately 3,354 square feet, located at 100 Eagle Rock Avenue, East Hanover, New Jersey. Beginning on July 1, 2010, Wilshire leased this office pursuant to a sixty three month lease, with one five year option to renew. The base monthly rental is $5,450 during the initial term of the lease.

The following table provides summary information regarding the Company’s apartment and condominium properties as of December 31, 2010.

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

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K
(b) The Jefferson Gardens condominium complex has a total of 50 units, 34 one bedroom and 16 two bedroom, of which the Company owned 10 units as of December 31, 2010.

The following table provides summary information regarding the Company’s commercial properties and vacant land as of December 31, 2010.

Name (State)	Date Acquired	Rentable Sq. Ft.	Acreage
Office and Retail:
Amboy Tower (NJ) (a)	3/31/98	75,000
Red Mountain Professional Plaza(AZ)	3/31/94	66,552
Tempe Corporate (AZ)	12/31/92	50,700
Land:
Alpine Village, Sussex (NJ) (a)	10/28/98	-	0.51
Alpine Village, Wantage (NJ) (a)	2/16/01	-	17.32
Alpine Village, Center Street, Sussex (NJ) (a)	6/13/07	-	0.49
Alpine Village, Unionville Ave., Sussex (NJ) (a)	11/26/07	-	0.22
West Orange (NJ) (a)	3/31/94	-	0.60

(a) Classified by the Company as Discontinued Operations. See Note 2 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

Discontinued operations contain properties that may have sustainable cash flow or solid valuation characteristics but may not be in a geographic region that is currently being targeted by the Company. Discontinued operations include properties that either is under contract for sale or the Company has identified as properties potentially for sale depending on market conditions, including Jefferson Gardens (NJ), Amboy Towers (NJ), and the Alpine Village and West Orange land parcels also in New Jersey. The Company may or may not sell some or all of such assets.

The following table provides summary financial information for the Company’s properties that are not carried as discontinued operations:

	As of December 31, 2010		For the Year Ended December 31, 2010
Name (State)	Net Book Value	Mortgage Principal	Net Operating Income	Interest Expense	Capital Expenditures
Apartments:
Sunrise Ridge (AZ)	$4,591,000	$9,466,000	$1,122,000	$558,000	$82,000
Van Buren (AZ)	1,328,000	1,858,000	262,000	110,000	1,000
Summercreek (TX)	4,898,000	4,490,000	303,000	254,000	104,000
Wellington (TX)	3,300,000	3,892,000	524,000	229,000	54,000
Alpine Village (NJ)	2,862,000	4,423,000	407,000	261,000	161,000
Office and Retail:
Red Mountain Professional Plaza (AZ)	1,313,000	-	110,000	-	193,000
Tempe Corporate (AZ)	2,195,000	3,314,000	242,000	175,000	78,000

Total:	$20,487,000	$27,443,000	$2,970,000	$1,587,000	$673,000

Item 3.     Legal Proceedings

On or about July 31, 2009, James Robert Soprito, individually and as successor-in-interest to Josephine Soprito, as Decedent; Cindy Maguglin and Donna Tryon (collectively, "Plaintiffs"), filed a Complaint for Damages in the Superior Court of the State of California for the County of San Francisco against numerous defendants, including the Company.  Plaintiffs are seeking damages based on claims of, among other things, wrongful death, negligence, strict liability, enterprise liability, and premises liability.  These claims are based on the allegation that the decedent and others suffered injuries as a result of exposure to asbestos materials at certain unspecified times in the past.  The Company sold its oil and gas business in 2004 and does not believe it should be named as a party in the case.  The Company was granted an extension of time to answer, move or otherwise respond to the Complaint pending the Plaintiff's evaluation of materials submitted by the Company in support of its position that it should not be named as a party.  In March 2010, this case against the Company was entirely dismissed without reservation.

Item 4. [Removed and Reserved.]

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock was traded on the American Stock Exchange until January 26, 2010 under the symbol “WOC”. Effective January 27, 2010, the Company’s common stock is quoted on the Over the Counter (“OTC”) Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc. (“NASD”) under the symbol “WLSE.PK”.  The following table indicates the high and low sales prices of the Company’s common stock for the quarters indicated during the years ended December 31, 2010 and 2009:

	Quarter 1			Quarter 2			Quarter 3			Quarter 4
	High	-	Low	High	-	Low	High	-	Low	High	-	Low

2010	$1.48	-	1.05	$1.07	-	.40	$.60	-	.37	$.95	-	.30
2009	$1.69	-	.90	$1.85	-	1.19	$2.22	-	1.50	$2.33	-	.90

As of December 31, 2010, there were 3,225 common shareholders of record.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Quarter ended March 31, 2009	-	$-	-	-
Quarter ended June 30, 2009	-	$-	-	-
Quarter ended September 30, 2009	4,047,380	$2.00	4,047,380	-
Quarter ended December 31, 2009	-	$-	-	-
Total	4,047,380	$2.00	4,047,380	-

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

In June 2004, the Company’s Board of Directors authorized management to conduct a buyback of up to 1,000,000 common shares. The authorization to repurchase common shares has no expiration date and the Company has not determined when, or if, the program will be discontinued. Under this authorization, the Company conducted an odd-lot share repurchase program, which offered shareholders who owned a small number of common shares the opportunity to sell their shares without paying a broker’s commission. The Company also benefited under the odd-lot share repurchase program by lowering its administrative costs through the closing of approximately 1,900 shareholder accounts. Under the Board authorization, the Company also allowed other shareholders the opportunity to sell their shares to the Company. No shares were repurchased during the period January 1, 2010 through December 31, 2010.

As described in “Termination of SEC Registration” above, as a result of the Transaction approved by the Company’s stockholders on February 25, 2011, the number of our stockholders of record has been reduced below 300, which will allow us to terminate the registration of our Common Stock under the Exchange Act.  We expect to terminate the registration of our Common Stock under the Exchange Act promptly following the filing of this Annual Report on Form 10-K with the SEC.  Effective on, and following the termination of the registration of our Common Stock under the Exchange Act, we will no longer be subject to any reporting requirements under the Exchange Act or the rules of the SEC applicable to SEC reporting companies and will be able to eliminate most of the expenses related to the disclosure, reporting and compliance requirements of the Sarbanes-Oxley Act.  The cash impact of the transaction was $374,000 in reverse stock split costs, and $142,000 in legal counsel review costs.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of the Company’s common stock that may be issued under the Company’s existing equity compensation plans, which consist of the (i) 1995 Stock Option and Incentive Plan, (ii) 1995 Non-Employee Director Stock Option Plan, (iii) 2004 Stock Option and Incentive Plan, and (iv) 2004 Non-Employee Director Stock Option Plan, each of which has been approved by the Company’s shareholders.

	(a) Number of Securities To Be Issued Upon Exercise Of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected In Column (a))

Equity compensation plans approved by security holders	122,500	$5.58	588,000

Equity compensation plans not approved by security holders	-	-	-

Total	122,500	$5.58	588,000

Issuance of Common Stock in Settlement of Bonus

During the year ended December 31, 2010 the Company issued 263,065 shares of common stock, valued at $318,000 in settlement of bonuses accrued during 2009 and 2008, as well as stock awards that were granted to employees and consultants in 2010.

Item 6.     Selected Financial Data

The selected consolidated financial data for the Company for each of the five (5) fiscal years in the period ended December 31, 2010 are derived from the consolidated financial statements that have been audited. J.H. Cohn LLP, an Independent Registered Public Accounting Firm, has reported upon the consolidated financial statements as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006.

The following table sets forth the Company’s selected financial data and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	As of December 31,
	(in thousands)
	2010	2009	2008	2007	2006
Balance Sheet Data at Year-End:
Total assets	$30,248	$32,480	$43,343	$45,384	$46,915
Long-term debt	27,443	28,016	27,845	28,952	29,618
Stockholders' equity	91	1,200	11,976	13,136	13,923
Weighted average shares outstanding:
Basic	4,091	6,799	7,924	7,922	7,888
Diluted	4,091	6,799	7,924	7,922	8,015

	For the Year Ended December 31,
	(In thousands of dollars except per share amounts)
	2010	2009	2008	2007	2006
Statement of Operations Data:
Revenues	$8,649	$8,920	$9,203	$9,420	$8,834
Costs and expenses:
Operating expenses	5,679	5,857	5,892	5,863	5,275
Depreciation	1,125	1,148	1,188	1,368	1,987
General and administrative	1,998	3,865	3,816	3,617	2,475
Total costs and expenses	8,802	10,870	10,896	10,848	9,737
Dividend and interest income	8	33	415	540	836
Loss on sale of marketable securities		-	(188)	-	-
Other income	7	3	-	36	7
Interest expense including amortization of deferred financing costs	(1,587)	(1,708)	(1,776)	(1,837)	(1,811)
Loss before provision for taxes	(1,725)	(3,622)	(3,242)	(2,689)	(1,871)
Income tax benefit	(480)	(1,110)	(1,343)	(1,321)	(829)
Loss from continuing operations	(1,245)	(2,512)	(1,899)	(1,368)	(1,042)
Discontinued operations - real estate	(240)	(465)	214	176	3,212
Discontinued operations - oil and gas	16	218	324	300	115
Net income (loss)	$(1,469)	$(2,759)	$(1,361)	$(892)	$2,285
Basic earnings (loss) per share:
Continuing operations	$(0.30)	$(0.37)	$(0.24)	$(0.17)	$(0.13)
Discontinued operations	(0.06)	(0.04)	0.07	0.06	0.42
Net income (loss) per share	$(0.36)	$(0.41)	$(0.17)	$(0.11)	$0.29
Diluted earnings (loss) per share:
Continuing operations	$(0.30)	$(0.37)	$(0.24)	$(0.17)	$(0.13)
Discontinued operations	(0.06)	(0.04)	0.07	0.06	0.41
Net income (loss) per share	$(0.36)	$(0.41)	$(0.17)	$(0.11)	$0.28

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

In 2010, Wilshire primarily engaged in the real estate business.  During 2010, 2009, and 2008 the Company also conducted activities, including disposing of all remaining oil and gas unclaimed property, and filing vacating of company operations notices to applicable state entities, all related to winding up its oil and gas business which was sold in April 2004.

The real estate business consists of residential and commercial properties in Arizona, New Jersey and Texas. Within this portfolio of properties, certain properties have been designated as being held for sale and have been classified as discontinued operations. Discontinued operations contain properties that may have positive cash flow or valuation characteristics but that may be positioned for sale at an optimal valuation or may no longer fit into the core investment strategy that is currently being pursued by the Company. The following discussion takes an income statement approach and discusses the results of operations first for the properties comprising “continuing operations” and then discusses the discontinued operations.

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

Critical Accounting Policies

Pursuant to the Securities and Exchange Commission (“SEC”) disclosure guidance for “Critical Accounting Policies” which are listed below, the SEC defines Critical Accounting Policies as those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effects of matters that are inherently uncertain and may change in subsequent periods.

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

Impairment of Property and Equipment

On a periodic basis, the Company assesses whether there are any indicators that the value of its real estate properties may be impaired. A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. The Company does not believe that at December 31, 2010 or 2009 the value of any of its properties was impaired.

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

Recent Accounting Standards Updates

In April 2010, the FASB issued Accounting Standard Update ‘ASU’ 2010-17 related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestones and determining when it may be appropriate to apply the milestones method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows, or financial position.

In February 2010, the FASB issued ASU 2010-09 to amend certain recognition and disclosure requirements. Under this update, an entity that is either (1) a Securities and Exchange Commission (“SEC”) filer or (2) a conduit bond obligor for conduit debt securities that are traded in a public market, must evaluate subsequent events through the date the financial statements are issued.  All other entities are required to evaluate subsequent events through the date the financial statements are available to be issued. In addition, SEC filers are not required to disclose in their financial statements the date through which subsequent events have been evaluated. However, all other entities, including conduit bond obligors, must both disclose the date and indicate whether it is when the financial statements were issued or were available to be issued. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows or financial position.

In June 2009, the Financial Accounting Standards Board (“The FASB”) issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material effect on our consolidated financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The adoption of this amendment did not have a material effect on our consolidated financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification” or “ASC”). The Codification has become the single source for all authoritative Generally Accepted Accounting Principal (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and did not have an effect on our consolidated financial position, results of operations or liquidity.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which was primarily codified into Topic 855 – Subsequent Events in the ASC.  This standard establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable accounting principles generally accepted in the United States of America.  ASC Topic 855, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  ASC Topic 855 was effective for the fiscal quarter ended June 30, 2009.  The Company’s adoption of ASC Topic 855 did not have a material impact on the interim or annual consolidated financial statements or the disclosures in those financial statements.

Accounting Standard Updates Recently Issued and Not Yet Effective

In March 2011, accounting standards update on “Troubled Debt Restructuring” was issued. The update clarified which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011. The Company does not believe that this new pronouncement will have a material impact on its operations.

Results of Operations

The following table presents the increases (decreases) in each major statement of operations category for the year ended December 31, 2010 (“2010”) compared with the year ended December 31, 2009 (“2009”) and 2009 compared with the year ended December 31, 2008 (“2008”).

	Increase (Decrease) in Consolidated Statements
	of Operations Categories for the Periods:
	2010 v. 2009		2009 v. 2008
	Amount ($)%		Amount ($)%

Revenues	$(271,000)	(3.0)%	$(283,000)	(3.1)%
Costs and expenses:
Operating expenses	(178,000)	(3.0)%	(35,000)	(0.6)%
Depreciation and amortization	(23,000)	(2.0)%	(40,000)	(3.4)%
General and administrative	(1,867,000)	(48.3)%	49,000	1.3%
Total costs and expenses	(2,068,000)	(19.0)%	(26,000)	(0.2)%
Income (Loss) from Operations	1,797,000	92.1%	(257,000)	(15.2	) %
Other Income (Loss)
Dividend and interest income	(25,000)	(75.8)%	(382,000)	(92.0)%
Loss on sale of marketable securities			188,000	100.0%
Other income	4,000	133.3%	3,000	100.0%
Interest expense	121,000	7.1%	68,000	3.8%
Income (Loss) before benefit for taxes	1,897,000	52.4%	(380,000)	(11.7)%
Income tax benefit	630,000	56.8%	233,000	17.3%
Income (Loss) from continuing operations	1,267,000	50.4%	(613,000)	(32.3)%
Discontinued operations - real estate
Loss from operations	225,000	48.4%	127,000	21.5%
Gain from sales			(806,000)	(100.0)%
Discontinued operations - oil and gas
Income from operations	(202,000)	(92.7)%	(106,000)	(32.7)%
Income Net (loss)	$1,290,000	46.7%	$(1,398,000)	(102.7)%
Basic earnings (loss) per share:
Loss from continuing operations	$0.07	18.9%	$(0.13)	(54.2)%
Income from discontinued operations	(0.02)	(50.0)%	(0.11)	(157.1)%
Net income (loss) applicable to common stockholders	$0.05	12.2%	$(0.24)	(141.2)%
Diluted earnings (loss) per share:
Loss from continuing operations	$0.07	81.1%	$(0.13)	(54.2)%
Income from discontinued operations	(0.02)	(50.0)%	(0.11)	(157.1)%
Net income (loss) applicable to common stockholders	$0.05	84.9%	$(0.24)	(141.2)%

Results of Operations - For the year ended December 31, 2010 as compared to the year ended December 31, 2009

Overview

Net loss for the year ended December 31, 2010 was $1,469,000 or $(0.36) per basic and diluted share, a decrease of $1,290,000 from a net loss of $2,759,000 or $(0.41) per basic and diluted share for the year ended December 31, 2009. Results of operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s oil and gas businesses, the results of the sale of the oil and gas properties, the operating results from real estate properties held for sale and the gain from real estate properties held for sale that were sold during the year.

Continuing Operations:

Loss from continuing operations was $1,245,000 during 2010 as compared to a loss of $2,512,000 during 2009. Results per basic and diluted share from continuing operations were $(0.30) for the year ended December 31, 2010 as compared to $(0.37) per basic and diluted share during 2009. The decrease in loss from continuing operations during 2010 as compared to 2009 primarily relates to a decrease in general and administrative expense of $1,867,000, and tax a benefit of $480,000 during the year ended December 31, 2010.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate				Total		Total
	Year ended		Increase		Year ended				Year ended
	December 31,		(Decrease)		December 31,		Decrease		December 31,		Decrease
	2010	2009	$	%	2010	2009	$	%	2010	2009	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Total revenues	$7,596	$7,663	$(67)	(.09%)	$1,053	$1,257	$(204)	(16.2)%	$8,649	$8,920	$(271)	(3.0)%

Operating expenses	4,977	5,143	(166)	(3.2)%	702	714	(12)	(1.6)%	5,679	5,857	(178)	(3.0)%

Net operating income	$2,619	$2,520	$99	3.9%	$351	$543	$(192)	(35.3)%	$2,970	$3,063	$(93)	(3.0)%
Reconciliation to consolidated loss from continuing operations:

Net operating income										$2,970		$3,063
Depreciation										(1,125)		(1,148)
General and administrative expense										(1,998)		(3,865)
Other income										15		36
Interest expense										(1,587)		(1,708)
Income tax benefit										480		1,110
Loss from continuing operations										$(1,245)		$(2,512)

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

Revenues from rental properties amounted to $8,649,000 in 2010, a decrease of $271,000 from $8,920,000.

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas, and Alpine Village Apartments in New Jersey. During 2010, NOI increased by $99,000 to $2,619,000 as a result of a decrease in revenues of $67,000 to $7,596,000 which was offset by a decrease in operating expenses of $166,000 to $4,977,000.

The decrease in revenues is due to a $115,000 decline in Texas and New Jersey, offset by a $48,000 increase revenue in Arizona due to positive vacancy absorption in the Tucson sub – market.

The decrease in operating expenses was primarily attributable to a focused effort by the Company to reduce costs, coupled with overall economic conditions that allowed for more competitive bidding of services and diminished requirement for “make ready” apartment preparation.

Commercial Segment

The commercial segment is comprised of Red Mountain Professional Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During 2010, NOI decreased $192,000 to $351,000, primarily due to a decrease in revenues of $204,000 to $1,053,000 and a slight decrease in operating expenses of $12,000 to $702,000.  The revenue decrease was attributable to a $39,000 decrease in revenue at Red Mountain Professional Plaza (Arizona) and a $165,000 decrease at Tempe Corporate Center (Arizona).  The decrease in revenue is directly related to increased market vacancy levels throughout the Phoenix commercial sub-market during part of 2010 as compared to 2009, as well as the impact of reduced tenant commercial space demands.

Revenues

	Years Ended December 31,		Increase
Residential Properties:	2010	2009	(Decrease)
Sunrise Ridge, Arizona	$2,607,000	$2,568,000	$39,000
Van Buren Apartments, Arizona	689,000	680,000	9,000
Wellington Estates, Texas	1,823,000	1,824,000	(1,000)
Alpine Village, New Jersey	1,324,000	1,416,000	(92,000)
Summercreek, Texas	1,153,000	1,175,000	(22,000)
Sub-total - Residential Properties	7,596,000	7,663,000	(67,000)

Commercial Properties:
Red Mountain Plaza, Arizona	425,000	464,000	(39,000)
Tempe Corporate Center, Arizona	628,000	793,000	(165,000)
Sub-total- Commercial Properties	1,053,000	1,257,000	(204,000)

Total Revenues	$8,649,000	$8,920,000	$(271,000)

Operating Expenses

	Years Ended December 31,		Increase
Residential Properties:	2010	2009	(Decrease)
Sunrise Ridge, Arizona	$1,484,000	$1,597,000	$(113,000)
Van Buren Apartments, Arizona	427,000	468,000	(41,000)
Wellington Estates, Texas	1,299,000	1,283,000	16,000
Alpine Village, New Jersey	917,000	915,000	2,000
Summercreek, Texas	850,000	880,000	(30,000)
Sub-total - Residential Properties	4,977,000	5,143,000	(166,000)

Commercial Properties:
Red Mountain Plaza, Arizona	387,000	308,000	79,000
Tempe Corporate Center, Arizona	315,000	406,000	(91,000)
Sub-total- Commercial Properties	702,000	714,000	(12,000)

Total Operating Expenses	$5,679,000	$5,857,000	$(178,000)

Operating expenses were $5,679,000 in 2010, which is a decrease of $178,000 compared to $5,857,000 during 2009. The overall decrease in operating expenses during 2010 was primarily related to a focused effort of greater cost controls coupled with overall economic conditions allowing for more competitive bidding and reduced “make ready” apartment turns throughout the Company’s real estate portfolio.

Depreciation and amortization expense amounted to $1,125,000 in 2010, a decrease of $23,000 as compared to $1,148,000 during 2009. The decrease relates to fully depreciated assets in 2010.

General and administrative expense decreased $1,867,000, to $1,998,000 in 2010 as compared to $3,865,000 during 2009.  The decrease in general and administrative expense is primarily attributable to the following significant reductions in 2010 expenses: reduced office rent of $38,000 due to the relocation to East Hanover in September 2010; reduction of outside consulting costs related to the 2009 completed issuer tender offer of $111,000; reduced legal fees of $628,000 primarily related to the completed issuer tender offer  in 2009; $262,000 less accounting, tax and Sarbanes Oxley fees in 2010 and $637,000 less payroll and payroll related costs associated with  the additional salary and severance accrual in December 2009 for the Company’s President and Chief Operating Officer combined with the vacancy in the Vice President of Operations position during the second half of 2010.

Other income decreased by $21,000 to $15,000 in 2010 as compared to $36,000 in 2009. The decrease primarily relates to a decline in interest and dividend income as a result of the completed issuer tender offer in September 2009.

Interest expense decreased to $1,587,000 in 2010 from $1,708,000 during 2009. The decrease primarily relates to the reduction in the Company’s mortgage liability and the refinancing of the mortgage on Summercreek in May 2009.

The provision for income taxes amounted to a tax benefit of $480,000 in 2010 compared to a tax benefit of $1,110,000 during 2009. The change in the provision for income taxes is related to the level of loss from continuing operations in 2010 compared to 2009 and the recording of a valuation allowance related to the utilization of certain state net operating losses during 2009.

Discontinued Operations, Net of Taxes:

Real Estate
Discontinued operations amounted to an after tax loss from operations of $240,000 during 2010 as compared to an after tax loss from operations of $465,000 during 2009 due to strict cost controls at the properties.

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC a Tulsa, Oklahoma based privately- held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2010, the Company recognized after-tax income from the wind down of its former oil and gas business of $16,000 as compared to $218,000 during 2009. The net income from the wind down of the oil and gas business during 2010 and 2009 relates to a foreign currency gain and interest income during those years. The Company completed the wind down of its Canadian subsidiary during the first quarter of 2010.

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

	Residential Real Estate				Commercial Real Estate				Total		Total
	Year ended				Year ended		Increase		Year ended
	December 31,		Decrease		December 31,		(Decrease)		December 31,		Decrease
	2009	2008	$	%	2009	2008	$	%	2009	2008	$	%
	(In 000's of $)				(In 000's of $)				(In 000's of $)

Total revenues	$7,663	$7,770	$(107)	(1.4)%	$1,257	$1,433	$(176)	(12.3)%	$8,920	$9,203	$(283)	(3.1)%

Operating expenses	5,143	5,192	(49)	(0.9)%	714	700	14	2.0%	5,857	5,892	(35)	(0.6)%

Net operating income	$2,520	$2,578	$(58)	(2.2)%	$543	$733	$(190)	(25.9)%	$3,063	$3,311	$(248)	(7.5)%
Reconciliation to consolidated loss from continuing operations:

Net operating income										$3,063		$3,311
Depreciation expense										(1,148)		(1,188)
General and administrative expense										(3,865)		(3,816)
Other income										36		227
Interest expense										(1,708)		(1,776)
Income tax benefit										1,110		1,343
Loss from continuing operations										$(2,512)		$(1,899)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona; Wellington Estates and Summercreek Apartments, both in Texas; and Alpine Village Apartments in New Jersey. During 2009, NOI decreased by $58,000 or 2.2% to $2,520,000 as a result of a decrease in revenues of $107,000 or 1.4% to $7,663,000 which was partially offset by a decrease in operating expenses of $49,000 or .9% to $5,143,000.

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

Commercial Segment

The commercial segment is comprised of Red Mountain in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During 2009, NOI decreased $190,000 or 25.9% to $543,000, primarily due to a decrease in revenues of $176,000 or 12.3% to $1,257,000 and a slight increase in operating expenses of $14,000 or 2% to $714,000.  The revenue decrease was attributable to a $113,000 decrease in revenue at Red Mountain (Arizona) and a $63,000 decrease at Tempe Corporate Center (Arizona).  The decrease in revenue is directly related to increased vacancy levels during part of 2009 as compared to 2008, as well as the impact of tenant space reductions.

Revenues

	Years Ended December 31,		Increase
Residential Properties:	2009	2008	(Decrease)
Sunrise Ridge, Arizona	$2,568,000	$2,732,000	$(164,000)
Van Buren Apartments, Arizona	680,000	655,000	25,000
Wellington Estates, Texas	1,824,000	1,825,000	(1,000)
Alpine Village, New Jersey	1,416,000	1,394,000	22,000
Summercreek, Texas	1,175,000	1,164,000	11,000
Sub-total - Residential Properties	7,663,000	7,770,000	(107,000)

Commercial Properties:
Red Mountain Professional Plaza, Arizona	464,000	577,000	(113,000)
Tempe Corporate Center, Arizona	793,000	856,000	(63,000)
Sub-total- Commercial Properties	1,257,000	1,433,000	(176,000)

Total Revenues	$8,920,000	$9,203,000	$(283,000)

Revenues from rental properties amounted to $8,920,000 in 2009, a decrease of $283,000 or 3.1%, from $9,203,000 in 2008. The decrease during 2009 is primarily attributable to Sunrise Ridge Apartments, which had a decrease in rental revenues of $164,000 or 6.0%, Red Mountain, which had a decrease in rental income of $113,000 or 19.6% and Tempe Corporate Center which had a decrease in rental income of $63,000 or 7.4% which was partially offset by increased rental income at Van Buren Apartments which experienced a $25,000 increase in rental income of $11,000 or 0.9%.

Operating Expenses

	Years Ended December 31,		Increase
	2009	2008	(Decrease)
Sunrise Ridge, Arizona	$1,597,000	$1,619,000	$(22,000)
Van Buren Apartments, Arizona	468,000	433,000	35,000
Wellington Estates, Texas	1,283,000	1,316,000	(33,000)
Alpine Village, New Jersey	915,000	927,000	(12,000)
Summercreek, Texas	880,000	897,000	(17,000)
Sub-total - Residential Properties	5,143,000	5,192,000	(49,000)

Red Mountain Professional Plaza, Arizona	308,000	301,000	7,000
Tempe Corporate Center, Arizona	406,000	399,000	7,000
Sub-total - Commercial Properties	714,000	700,000	14,000

Total Operating Expenses	$5,857,000	$5,892,000	$(35,000)

Operating expenses were $5,857,000 in 2009, which is a decrease of $35,000 or 0.6% as compared to $5,892,000 during 2008. The overall decrease in operating expenses during 2009 was primarily related to reduced insurance costs at our residential properties.

Depreciation and amortization expense amounted to $1,148,000 in 2009, a decrease of $40,000 or 3.4% as compared to $1,188,000 during 2008. The decrease relates to fully depreciated assets in 2009.

General and administrative expense increased $49,000 or 1.3% to $3,865,000 in 2009 as compared to $3,816,000 during 2008. The increase in general and administrative expense is primarily attributable to the increased payroll and payroll related costs, which is partially associated with the appointment of the Company’s new President and Chief Operating Officer in January 2009, an increase in payroll taxes associated with the additional salary and recording of a severance accrual in December 2009 in connection with the resignation of such individual, all of which amount to $507,000, an increase in shareholder reports and solicitations primarily related to the Company’s annual meeting and completed issuer tender offer of $326,000, which was partially offset by a decrease in accounting fees of $213,000, legal fees of $198,000 and consulting fees of $288,000 which were incurred in connection with the proposed merger during the 2008 period.

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

Oil and Gas

The Company announced in July 2003 its intention to sell its oil and gas businesses. The Canadian oil and gas business was sold in April 2004 to Addison Energy Inc., a wholly owned subsidiary of Exco Resources, Inc., for $15 million in gross proceeds. The United States oil and gas business was sold in April 2004 to Crow Creek Energy LLC a Tulsa, Oklahoma based privately-held portfolio company of Natural Gas Partners of Dallas, Texas, for $13.3 million in gross proceeds. During 2009, the Company recognized after-tax income from the wind down of its former oil and gas business of $218,000 as compared to $324,000 during 2008. The net income from the wind down of the oil and gas business during 2009 and 2008 relates to a foreign currency gain and interest income during those years.

Effects of Inflation

The effects of inflation on the Company’s financial condition are not considered to be material by management.

Liquidity and Capital Resources

At December 31, 2010 and 2009, the Company had working capital, including restricted cash, of $2.1, and $3.7 million, respectively.  The decrease in working capital during the period primarily relates to the continuing deterioration of occupancy levels in the real estate markets in which the Company’s real assets are located.  Additionally, ongoing operating costs increased at some properties and the need for capital expenditure re –investments were necessary to maintain competitiveness in the marketplace in 2010.

The Company had $3.8 and $4.5 million of cash and cash equivalents, including restricted cash at December 31, 2010 and 2009, respectively. This balance is comprised of working capital accounts for its real estate properties and corporate needs and money market and securities accounts. In the short-term, the Company will continue to invest in highly liquid investments that are consistent with its investment policy.

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

Net cash provided by operating activities amounted to $624,000 during 2010; cash flow used in operating activities during 2009 was $2.2 million, while $42,000 was provided by operating activities during 2008. The 2010 net cash provided by operating activities primarily relates to the net loss of $1.5 million, a decrease in deferred income tax of $358,000, a decrease in income taxes receivable of $1.1 million, and depreciation of $1.1 million. The 2009 use of net cash primarily relates to the net loss of $2.8 million, a decrease in deferred income tax liabilities of $133,000, and an increase in income tax receivables of $313,000, which was partially offset by depreciation expense of $1.2 million. The 2008 net cash provided primarily relates to a decrease in prepaid income taxes and income tax receivables of $877,000 and depreciation of $1.2 million, which was partially offset by the gain on real estate assets of $1.3 million.

Net cash used in investing activities amounted to $723,000 in 2010, $1.4 million in 2009 and $9.2 million in 2008. The cash used in investing activities during 2010 primarily relates to capital expenditures on real estate properties and the corporate office of $744,000, offset by a decrease in restricted cash of $21,000.  Net cash provided by investing activities in 2009 primarily relates to the proceeds from the redemption and sale of marketable securities in the amount of $2,000,000, which was partially offset by capital expenditures on real estate properties of $558,000 and an increase in restricted cash in the amount of $2,000.  The cash provided by investing activities during 2008 is primarily due to the sale and redemption of marketable securities of $7.3 million and the net proceeds from the sale of real estate assets of $2.2 million.

Net cash used in financing activities amounted to $573,000 in 2010, $8.0 million in 2009, and $1.1 million in 2008.  The 2010 use of cash represents the annual amortization of long-term debt from debt service payments. The 2009 use of cash was primarily attributable to the completed issuer tender offer in September 2009 in the amount of $8.1 million, the repayment of the existing debt on the Summercreek property of $3.9 million and the repayment of scheduled long-term debt in the amount of $541,000 during the period, which was partially offset by the proceeds related to the refinancing of the Summercreek property in the amount of $4.6 million.  The 2008 use of cash reflects the normal annual amortization of long-term debt from debt service payments.

The Company does not have any sources of working capital outside of its business operations.  It does not have any bank lines of credit or contingently available sources of funds.  The Company believes it has adequate capital resources to fund its operations for the foreseeable future.  The preceding sentence constitutes a forward-looking statement.

The Company is committed to investing in its properties to maintain their competitiveness within their markets and for the purposes of upgrading and repositioning where appropriate or where a return on the capital investment can be realized in the short term.

The following table sets forth the amounts of capital expenditures made in each property within the past three years, exclusive of those properties which were sold.

Name of property	Years ended December 31,
	2010	2009	2008
Residential continuing operations:
Sunrise Ridge	$82,000	$12,000	$78,000
Van Buren	1,000	2,000	2,000
Wellington	54,000	79,000	60,000
Alpine Village	161,000	6,000	13,000
Summercreek	104,000	385,000	27,000

Commercial continuing operations:
Red Mountain Professional Plaza	193,000	50,000	-
Tempe Corporate	78,000	17,000	63,000

Discontinued operations - residential:
Jefferson Gardens	3,000	-	-
Alpine Land (a)	0	-	-

Discontinued operations - commercial:
Amboy Towers	20,000	2,000	12,000
Tamarac Office Plaza(b)		-	2,000

Total capital expenditures	$696,000	$553,000	$257,000

(a)	Alpine Land represents land and a residential building bought in 2007.
(b)	Tamarac Office Plaza was sold in May 2008.

On June 3, 2004, the Company’s Board of Directors approved the repurchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. At December 31, 2010, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

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

The executive and administrative office of the Company consists of approximately 3.354 square feet, located at 100 Eagle Rock Avenue, East Hanover, New Jersey. Beginning on July 1, 2010, Wilshire leased this office pursuant to a sixty three month lease, with one five year option to renew. The base monthly rental is $5,450 during the initial term of the lease.

See Item 7A of this Annual Report for information regarding certain long-term commitments.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Long-term debt, consisting solely of mortgage notes payable, totaled the following as of December 31, 2010 and December 31, 2009:

	2010	2009
Total debt	27,443,000	28,016,000
Less-current portion	606,000	572,000
Long term portion	$26,837,000	$27,444,000

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2010 are -

Year	Amount
2011	$606,000
2012	637,000
2013	21,910,000
2014	74,000
2015	79,000
Thereafter	4,137,000
$27,443,000

At December 31, 2010, the Company had $27,443,000 of mortgage debt and notes outstanding which all bear interest at an average fixed rate of 5.62% and an average remaining life of approximately 2.4 years. The fixed rate mortgages and notes are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt and notes that will be required is as follows:

Year	Amount
2013	$21,699,000
2017	3,841,000
$25,540,000

Wilshire expects to refinance the individual mortgages and notes with new mortgages and notes when their terms expire. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt and note obligations. If interest rates, at the time any individual debt instrument is due are higher than the current fixed interest rate, higher debt service may be required, and/or refinancing proceeds may be less than the amount of mortgage debt or notes being retired.

We believe that the values of our properties will be adequate to command refinancing proceeds equal to, or higher than, the mortgage debt to be refinanced. This expectation represents a forward-looking statement. Factors that could cause actual results to differ materially from the Company’s forward looking statement include economic conditions in the markets where such properties are located and the level of market interest rates at the time the Company is seeking to re-finance the properties and the loan to value limitations that might be imposed by potential lenders.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Wilshire Enterprises, Inc.

We have audited the accompanying consolidated balance sheets of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows and the financial statement schedule listed in the index at Item 15 for each of the three years in the period ended December 31, 2010. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wilshire Enterprises, Inc. and Subsidiaries as of December 31, 2010 and 2009, and their results of operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

/s/ J.H. Cohn LLP

Roseland, New Jersey
July 29, 2011

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,591,000	$4,263,000
Restricted cash	176,000	197,000
Accounts receivable, net	65,000	181,000
Income taxes receivable	-	1,086,000
Prepaid expenses and other current assets	1,420,000	1,321,000
Total current assets	5,252,000	7,048,000

Other noncurrent assets	117,000	172,000

Property and equipment:
Real estate properties	40,153,000	39,432,000
Real estate properties - held for sale	4,663,000	4,640,000
	44,816,000	44,072,000
Less:
Accumulated depreciation and amortization	19,566,000	18,441,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	24,879,000	25,260,000
Total assets	$30,248,000	$32,480,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$606,000	$572,000
Accounts payable	1,418,000	1,272,000
Income taxes payable	95,000	90,000
Accrued liabilities	665,000	1,093,000
Deferred income	156,000	108,000
Current liabilities associated with discontinued operations	219,000	166,000
Total current liabilities	3,159,000	3,301,000
Noncurrent liabilities:
Long-term debt, less current portion	26,837,000	27,444,000
Deferred income taxes	106,000	464,000
Deferred income	55,000	71,000
Total liabilities	30,157,000	31,280,000

Commitments and contingencies

Stockholders' equity:
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding in 2010 and 2009	-	-
Common stock, $1 par value, 15,000,000 shares authorized, 5,966,164 shares issued in 2010 and 2009	5,966,000	5,966,000
Capital in excess of par value	4,457,000	5,340,000
Treasury stock, 1,825,065 and 2,088,130 shares at December 31, 2010 and 2009, respectively, at cost	(8,624,000)	(9,867,000)
Accumulated deficit	(1,708,000)	(239,000)
Total stockholders’ equity	91,000	1,200,000
Total liabilities and stockholders' equity	$30,248,000	$32,480,000

The accompanying notes are an integral part of these consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Revenues	$8,649,000	$8,920,000	$9,203,000

Costs and expenses
Operating expenses	5,679,000	5,857,000	5,892,000
Depreciation and amortization expense	1,125,000	1,148,000	1,188,000
General and administrative	1,998,000	3,865,000	3,816,000
Total costs and expenses	8,802,000	10,870,000	10,896,000

Loss from operations	(153,000)	(1,950,000)	(1,693,000)

Other income (loss)
Dividend and interest income	8,000	33,000	415,000
Loss on sale of marketable securities	-	-	(188,000)
Other income	7,000	3,000	-
Interest expense	(1,587,000)	(1,708,000)	(1,776,000)

Loss before benefit for income taxes	(1,725,000)	(3,622,000)	(3,242,000)

Income tax benefit	(480,000)	(1,110,000)	(1,343,000)

Loss from continuing operations	(1,245,000)	(2,512,000)	(1,899,000)

Discontinued operations - real estate, net of taxes
Loss from operations	(240,000)	(465,000)	(592,000)
Gain from sales	-	-	806,000

Discontinued operations - oil and gas, net of taxes
Income from operations	16,000	218,000	324,000

Net loss	$(1,469,000)	$(2,759,000)	$(1,361,000)

Basic net loss per share:
Loss from continuing operations	$(0.30)	$(0.37)	$(0.24)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.06)	(0.07)	(0.07)
Real estate - gain on sales		-	0.10
Oil and gas – income from operations	(0.00)	0.03	0.04
Net loss applicable to common stockholders	$(0.36)	$(0.41)	$(0.17)
Diluted net loss per share:
Loss from continuing operations	$(0.30)	$(0.37)	$(0.24)
Income (loss) from discontinued operations -
Real estate - loss from operations	(0.06)	(0.07)	(0.07)
Real estate - gain on sales		-	0.10
Oil and gas – income from operations	(0.0)	0.03	0.04
Net loss applicable to common stockholders	$(0.36)	$(0.41)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock		Common Stock		Capital in Excess of	(Retained	Treasury	Accumulated Other Comprehensive	Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Earnings)	Stock	Income (Loss)	Income (Loss)	Equity
Balance, January 1, 2008	-	$-	10,013,544	$10,014,000	$9,202,000	$3,881,000	$(9,885,000)	$(76,000)		$13,136,000
Net loss						(1,361,000)			$(1,361,000)	(1,361,000)
Change in unrealized loss on marketable securities, net of income tax benefit of $50,000								76,000	76,000	76,000
Comprehensive loss									$(1,285,000)
Grant of 6,133 shares of restricted stock					(18,000)		18,000			-
Amortization of compensation associated with stock and stock option awards					125,000					125,000

Balance, December 31, 2008	-	-	10,013,544	10,014,000	9,309,000	2,520,000	(9,867,000)	-		11,976,000
Net loss						(2,759,000)				(2,759,000)
Amortization of compensation associated with stock and stock option awards					78,000					78,000
Purchase and retirement of treasury shares			(4,047,380)	(4,048,000)	(4,047,000)					(8,095,000)
Balance, December 31, 2009	-	-	5,966,164	5,966,000	5,340,000	(239,000)	(9,867,000)	-		1,200,000
Net loss						(1,469,000)				(1,469,000)
Compensation associated with stock issuance					(925,000)		1,243,000			318,000
Amortization of compensation associated with stock and stock option awards					42,000					42,000

Balance, December 31, 2010	-	-	$5,966,164	$5,966,000	$4,457,000	$(1,708,000)	$(8,624,000)	-		$91,000

The accompanying notes are an integral part of these consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,469,000)	$(2,759,000)	$(1,361,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,125,000	1,148,000	1,188,000
Bad debt expense		78,000
Stock-based compensation expense	42,000	78,000	125,000
Amortization of mortgage finance costs	55,000	63,000	57,000
Deferred income taxes (benefit)	(358,000)	(133,000)	28,000
Loss on sale of marketable securities	-	-	188,000
Gain on sales of real estate assets	-	-	(1,344,000)
Changes in operating assets and liabilities -
(Increase) decrease in accounts receivable	116,000	(86,000)	28,000
(Increase) decrease in income taxes receivable	1,086,000	(313,000)	877,000
(Increase) decrease in prepaid expenses and other current assets	(35,000)	(127,000)	45,000
Increase (decrease) in accounts payable, accrued liabilities and taxes payable	30,000	(128,000)	294,000
Increase (decrease) in deferred income	32,000	3,000	(83,000)
Net cash provided by (used in) operating activities	624,000	(2,176,000)	42,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital expenditures - real estate	(744,000)	(558,000)	(257,000)
Proceeds from sales and redemptions of marketable securities	-	2,000,000	7,257,000
Proceeds from sales of real estate	-	-	2,182,000
(Increase) decrease in restricted cash	21,000	(2,000)	62,000
Net cash provided by (used in) investing activities	(723,000)	1,440,000	9,244,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	-	4,582,000	-
Principal payments of long-term debt	(573,000)	(4,411,000)	(1,106,000)
Repurchase of common stock	-	(8,095,000)	-
Financing costs	-	(100,000)	-
Net cash used in financing activities	(573,000)	(8,024,000)	(1,106,000)

Net increase (decrease) in cash and cash equivalents	(672,000)	(8,760,000)	8,180,000
CASH AND CASH EQUIVALENTS, beginning of year	4,263,000	13,023,000	4,843,000
CASH AND CASH EQUIVALENTS, end of year	$3,591,000	$4,263,000	$13,023,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$1,587,000	$1,644,000	$1,732,000
Income taxes	$(15,000)	$(934,000)	$(2,135,000)

SUPPLEMENTAL DISCLOSURES OF NON-CASH FINANCING ACTIVITIES:

During the year ended December 31, 2010, 263,065 shares of common stock, valued at $318,000, were issued in settlement of bonuses accrued during 2009 and 2008, as well as for stock awards that were granted to employees and consultants during the year ended December 31, 2010.

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and significant accounting policies:

Wilshire Enterprises, Inc. (“Wilshire” or the “Company”) is engaged in acquiring, owning and managing real estate properties and real estate related securities. The Company’s real estate holdings are located in the states of Arizona, New Jersey and Texas. The Company’s real estate holdings are owned both in its own name and through holding companies and limited liability companies. The Company also maintained investments in marketable securities, which were classified as available-for-sale.

The Company had been engaged in oil and gas exploration and production in the United States and Canada. In April 2004, the Company sold its oil and gas operations and received net proceeds of $28,131,000, recording a gain of $567,000 (after taxes) on the transaction. Since the sale was effective as of March 1, 2004, the 2010, 2009 and 2008 consolidated financial statements include the continuing reconciliation process between the Company and its joint interest partners, final assessments from various governmental bodies for tax audits and other matters and changes in estimates for the remaining obligations related to the wind-up of the oil and gas businesses. The Company completed the wind down of its Canadian subsidiary during the first quarter of 2010.

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries for the years ended December 31, 2010, 2009 and 2008. All significant intercompany account balances and transactions have been eliminated in consolidation.

Use of estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and cash equivalents and marketable debt securities:

Financial instruments that potentially subject Wilshire to concentrations of credit risk consist primarily of cash and cash equivalents and marketable investments. Wilshire considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2010, Wilshire maintained its cash in the United States in bank accounts (in the amount of $2,803,000) and brokerage and securities accounts (in the amount of $964,000). The balances maintained in bank accounts may, at times, exceed federally insured limits. At December 31, 2010, cash balances in banks that exceeded federally insured limits amounted to $2,160,000. Investments in accounts maintained at brokerage houses consist of funds held in highly liquid money market accounts.

Restricted cash at December 31, 2010 and 2009 represents $176,000 and $197,000, respectively, of residential tenant deposits for Company properties located in New Jersey.

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

Following are the major categories of assets measured at fair value on a recurring basis as of December 31, 2010 and 2009 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

Year ended December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents and restricted cash	$3,767,000	$-	$-	$3,767,000
	$3,767,000	$-	$-	$3,767,000

Year ended December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents and restricted cash	$4,460,000	$-	$-	$4,460,000
	$4,460,000	$-	$-	$4,460,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and is priced at fair value, thus recorded in Level 1 above.

Deferred loan costs:

Other noncurrent assets include deferred loan costs of $117,000 at December 31, 2010 and $172,000 at December 31, 2009. Deferred loan costs are amortized on the straight-line method by annual charges to operations over the terms of the loans. Amortization of such costs is included in interest expense and amounted to approximately $55,000 in 2010, $63,000 in 2009 and $57,000 in 2008.  Deferred loan costs relate to mortgage loans for continuing real estate properties.

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

The composition of the Company’s real estate and other properties follows:

	December 31,
	2010	2009

Real estate and other properties:
Land	$3,378,000	$3,378,000
Building	27,968,000	27,326,000
Furniture, fixtures and equipment	8,807,000	8,728,000

Accumulated depreciation	(19,566,000)	(18,441,000)

Net real estate and other properties	20,587,000	20,991,000

Real estate held for sale:
Land	1,043,000	1,043,000
Building	3,426,000	3,405,000
Furniture, fixtures and equipment	194,000	192,000

Accumulated depreciation	(371,000)	(371,000)

Net real estate held for sale	4,292,000	4,269,000

Net real estate and other properties	$24,879,000	$25,260,000

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

Management does not believe at December 31, 2010 and 2009 that the value of any of its properties is impaired.

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

Deferred tax benefits are evaluated for realizability and a determination is made, taking into account tax planning strategies, on whether the deferred tax benefit is more likely than not to be realized. Based upon this evaluation, a valuation allowance is established to reduce the deferred tax benefit to the level where it is more likely than not to be ultimately realized. At December 31, 2010 and 2009, the Company had a valuation allowance for a portion of state tax loss carry-forward in the amount of $273,000 and $222,000, respectively.
The Company had a valuation allowance for a portion of federal tax loss carry-forward in the amount of $409,000 and $0 at December 31, 2010 and 2009, respectively.

The tax years ended December 31, 2009, 2008 and 2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Foreign operations:

The assets and liabilities of the Company’s substantially liquidated Canadian subsidiary have been translated at year-end exchange rates. The related revenues and expenses have been translated at average annual exchange rates. In 2010, 2009 and 2008, foreign currency translation income totaling $16,000, $188,000 and $82,000, respectively were included in the statements of operations.

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

	2010	2009	2008
Numerator-
Net loss – Basic and Diluted	$(1,469,000)	$(2,759,000)	$(1,361,000)

Denominator-
Weighted average common shares outstanding – Basic and Diluted	4,091,369	6,799,216	7,924,299

Basic and Diluted loss per share:	$(0.36)	$(0.41)	$(0.17)

For the years ended December 31, 2010, 2009 and 2008, 394,256, 178,628 and 110,880 of potentially dilutive securities, respectively, have been excluded from the calculation of net loss per share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses.

Stock-based compensation:

During 2010, 2009 and 2008, the Company recorded charges of $40,000, $69,000 and $90,000 respectively, in connection with the issuance of stock options to employees and non-employee directors.

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

The following table outlines the variables used in the Black-Scholes option-pricing model for options granted in 2009. There were no stock options granted during 2010 and 2008.

Risk free interest rate	2.41% - 2.84%
Volatility	67.15% - 68.03%
Dividend yield	-
Expected option life	10 years

As of December 31, 2010 and 2009, the Company had total unrecognized compensation expense related to options granted to non-employee directors of $34,000 and $76,000, respectively, which will be recognized over a remaining average period of 1.9 years. The expected future amortization expense for unrecognized compensation expense for stock option grants to non-employee directors at December 31, 2010 is as follows:

Year ending December 31, 2011	$23,000
Year ending December 31, 2012	11,000
$34,000

Accumulated other comprehensive income (loss):

Changes in the components of accumulated other comprehensive income (loss); net of taxes for 2008 is as follows:

Unrealized Gains (Losses) on Available- for-Sale Securities
BALANCE, December 31, 2007	$(76,000)
Change for the year 2008	$76,000
BALANCE, December 31, 2008	$-

Advertising expense:

The Company advertises for tenants for its properties through various media, including print and Internet. Advertising costs are expensed as incurred and amounted to $105,000 in 2010, $113,000 in 2009 and $141,000 in 2008.

Reclassifications:

Certain amounts in the accompanying consolidated balance sheet as of December 31, 2009 have been reclassified to be consistent with the presentation as of December 31, 2010.  The reclassification had no effect on 2009 stockholders’ equity, cash flows, or net loss.  The reclassification relates primarily to including the current portion of deferred mortgage costs, previously included in other noncurrent assets, in prepaid and other current assets.

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

The Company has designated certain of its properties as held for sale, which under accounting principles generally accepted in the United States requires that the Company report the results of operating these properties as discontinued operations. At December 31, 2010, the Company’s residential apartment complex known as Jefferson Gardens Condominiums (Sussex, New Jersey) and its office buildings Amboy Towers (Perth Amboy, New Jersey) and several parcels of undeveloped land in New Jersey have been classified as discontinued operations.

During 2010, 2009 and 2008, the Company recorded income, net of taxes from operating its oil and gas businesses of $0, $218,000 and $324,000, respectively. The income from operating the oil and gas business in 2009 and 2008 reflects the foreign currency exchange gains which were partially offset by professional fees associated with the wind down of the oil and gas businesses, the continuing reconciliation process between the Company and its partners for periods prior to the effective date of the sale and adjustments to the accruals recorded in prior years for the liquidation of the oil and gas business. The Company completed the wind down of its Canadian subsidiary during the first quarter of 2010.
3.	Long-term debt:

Long-term debt as of December 31 consists of the following:

	2010	2009

Mortgage notes payable (a)	$3,313,000	$3,430,000
Mortgage notes payable (b)	19,640,000	20,037,000
Mortgage notes payable (c)	4,490,000	4,549,000

Totals	27,443,000	28,016,000
Less current portion	606,000	572,000

Long-term debt	$26,837,000	$27,444,000

(a)
Mortgage note payable to Capital One NA payable in monthly installments, bearing interest at a weighted average effective rate of 5.125%. This mortgage note is secured by a first mortgage interest in a commercial real estate property in Arizona. The note is being amortized over a 25-year period and matures in February 2013, with a balloon principal payment due at maturity. At December 31, 2010, the property securing this note had an approximate net book value of $2,195,000.

(b)
Mortgage notes payable to four real estate mortgage conduits arranged by Wells Fargo Bank (formerly Wachovia Bank) that are payable in monthly installments of principal and interest, bearing interest at a weighted average effective rate of 5.75%, a 30-year amortization and a ten year term, maturing in March 2013, with a balloon principal payment due at maturity. The residential properties securing the mortgage conduit loans are located in Arizona, New Jersey and Texas and at December 31, 2010, had an approximate net book value of $12,081,000.

(c)
Mortgage note payable to Orix Real Estate Capital Markets was refinanced under Gemsa Loan Services, LP effective June 2009, and is payable in monthly installments of principal and interest, bearing interest at 5.55%.  The note is being amortized over a 30-year period and matures in June 2019, with a balloon principal payment due at maturity. The note is secured by residential property located in Texas that at December 31, 2010 had an approximate net book value of $4,898,000.

The aggregate maturities of the long-term debt in each of the five years subsequent to December 31, 2010 and thereafter are as follows:

Year	Amount

2011	$606,000
2012	637,000
2013	21,910,000
2014	74,000
2015	79,000
Thereafter	4,137,000

$27,443,000

4.	Commitments and contingencies:

Commercial leases:

Wilshire leases commercial space to tenants for periods of up to seven years. Most of the leases contain clauses for reimbursement of real estate taxes, maintenance, insurance and certain other operating expenses of the properties. Minimum rental income to be received from non-cancelable operating leases in the five years subsequent to December 31, 2010 is as follows:

Year	Amount
2011	$1,022,000
2012	733,000
2013	509,000
2014	396,000
2015	290,000
2016	117,000
Thereafter	117,000
$3,184,000

The above amounts assume that all leases which expire are not renewed and, accordingly, neither minimum rentals nor rentals from replacement tenants are included.

Minimum future rentals do not include contingent or percentage rentals, which may be received under certain leases on the basis of the percentage of tenants’ reported sales volume or other factors. Rental income that is contingent on future events is not included in income until the contingency is resolved. Contingent rentals included in income for each of the three years in the period ended December 31, 2010 were not material.

Residential leases:

Lease terms for residential tenants are usually one year or less, which may or may not include incentive concessions to lease.

Headquarters lease:

Wilshire entered into an agreement to lease office space for its headquarters at 100 Eagle Rock Avenue, East Hanover, New Jersey.   The lease term is five years and three months commencing September 1, 2010.  The future minimum lease payments for the five years subsequent to December 31, 2010 are as follows:

Year	Amount
2011	$66,000
2012	68,000
2013	69,000
2014	71,000
2015	67,000
Thereafter	-
$341,000

Rental expense for all of the Company’s offices amounted to approximately $119,000 in 2010, $157,000 in 2009 and $148,000 in 2008.

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

Shares repurchase authorization:

On June 3, 2004, the Company announced that the Board of Directors had authorized the purchase of up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. Through December 31, 2010, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000 or $7.35 per share.

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

Stock option grants under the 2004 Director Plan amounted to 35,000 options in 2009 and 25,000 in 2007. No options were granted under the 2004 Incentive Plan in 2010 and 2008.

The number and terms of the options granted under these plans are determined by the Company’s Compensation Committee (the Committee) based on the fair market value of the Company’s common stock on the date of grant. The period during which an option may be exercised varies, but no option may be exercised after ten years from the date of grant.

The number of shares available for future issuance of stock options or grants is 32,500 at December 31, 2010.

A summary of option activity under the option plans as of December 31, 2010, 2009 and 2008, during the years then ended is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2010	142,000	$6.10	5.10	$-
Options granted	-	-	-	-
Options terminated and expired	(20,000)	1.65	8.10	-
Options outstanding at December 31, 2010	122,500	$5.58	5.20	$-

Options exercisable at December 31, 2010	107,500	$6.01	4.50	$-
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options Outstanding at January 1, 2009	130,000	$6.27	6.50	$-
Options granted	35,000	1.44	9.28	-
Options exercised	-	-	-	-
Options terminated and expired	(22,500)	6.26	-	-
Options outstanding at December 31, 2009	142,500	$5.03	6.30	$

Options exercisable at December 31, 2009	92,500	$6.10	5.10	$-
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	135,000	$6.26	7.20	$-
Options granted	-	-	-	-
Options exercised		-	-	-
Options terminated and expired	(5,000)	6.00	-	-
Options outstanding at December 31, 2008	130,000	$6.27	6.50	$-

Options exercisable at December 31, 2008	91,500	$5.95	5.90	$-

Options for 35,000 shares were granted during 2009 with a weighted average grant date fair value of $1.01 per share.

Options for 15,000, 16,000 and 33,250 shares had vested during 2010, 2009, 2008, respectively, with a weighted average remaining contractual life of 6.7, 6.7 and 7.7 and a weighted average grant date fair value of $5.43, $2.04 and $1.93 per share.

Options for 7,500 shares will vest during 2011 with a weighted average grant date fair value of $3.55 per share.

A summary of the status of the Company’s nonvested restricted shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
Nonvested Shares		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Nonvested shares at the beginning of year	4,089	$3.05	7,633	$3.90	34,467	$7.65
Shares granted	-		125,000	.99	6,133	3.05
Shares vested	2,045	3.05	(2,711)	3.50	(26,834)	5.24
Shares forfeited	-		(125,833)	1.05	(6,133)	6.30
Nonvested shares at end of year	2,044	$3.05	4,089	$3.05	7,633	$3.90

The Company recognized compensation expense associated with the issuance of restricted shares of $2,000, $9,000 and $35,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

6.	Income taxes

The Company did not have any foreign operations included in continuing operations for the years ended December 31, 2010 and 2009.

Provision (benefit) for income taxes consists of the following:

	2010	2009	2008
Continuing Operations:
Federal:
Current	$-	$(981,000)	$(1,310,000)
Deferred	(445,000)	(140,000)	100,000
	(445,000)	(1,121,000)	(1,210,000)
State:
Current		-	(10,000)
Deferred	(35,000)	11,000	(123,000)
	(35,000)	11,000	(133,000)

Total Continuing	$(480,000)	$(1,110,000)	$(1,343,000)

Discontinued Operations:
Real Estate:
Federal
Current	$(157,000)	$(285,000)	$200,000
Deferred	-	-	-
	(157,000)	(285,000)	200,000
State:
Current	-	-	44,000
Deferred	-	-	-
	-	-	44,000

Total Real Estate	$(157,000)	$(285,000)	$244,000

Oil and Gas:
Federal:
Current	$-	$-	$-
Deferred	-	-	-
	-	-	-
State:
Current	-	-	-
Deferred	-	-	-
	-	-	-
Foreign:
Current	-	-	(85,000)
Deferred	-	-	-
	-	-	(85,000)

Total Oil and Gas	$-	$-	$(85,000)

Totals	$(666,000)	$(1,395,000)	$(1,184,000)

A reconciliation of the differences between the effective tax rate and the statutory U.S. income tax rate from continuing operations is as follows:

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Federal income tax benefit at statutory rate	$(604,000)	35.0%	$(1,268,000)	35.0%	$(1,135,000)	35.0%
Change in Federal valuation allowances	414,000	(24.0)%
State tax expense (benefit) including Federal benefit	(42,000)	2.4%	55,000	(1.5)	(130,000)	4.0
Dividend exclusion			-	0.0	(22,000)	0.7
Tax-exempt interest	-		(1,000)	0.0	(67,000)	2.1
Other Equity based compensation	14,000	(0.8)%	104,000	(2.9)	11,000	(0.3)
Prior year end true ups	(262,000)	15.2%
Total tax benefit / Effective tax rate (benefit)	$(480,000)	27.8%	$(1,110,000)	30.6%	$(1,343,000)	41.5%

Significant components of net deferred tax liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Federal net operations loss carry forward	$828,000	$-
State net loss carry forward	556,000	443,000
Accrued liabilities	1,000	80,000
Deferred income	91,000	73,000
Capital loss carryover	59,000	59,000
	1,535,000	655,000
Less valuation allowance	691,000	222,000
	844,000	433,000

Deferred tax liabilities
Tax over book depreciation, depletion and amortization - Oil and gas and real estate properties - U.S.	927,000	875,000
Restricted stock	23,000	22,000
Unrealized loss on marketable securities		-
	950,000	897,000

Net deferred tax liabilities	$106,000	$464,000

The Company has net operating loss carry forwards of $2,363,149 for federal tax purposes and $11,849,686 for state tax purposes.

Although the Company anticipates that future profitability from operations and potential tax planning strategies will enable it to utilize its  tax loss carry-forwards, a valuation allowance has been provided for a portion of this deferred tax asset in the amount of $277,000 and $414,000 for the state and federal tax loss carry forwards, respectively.  This amount has been provided since the Company believes it is more likely than not that the deferred tax asset will not be fully realized.   The Company’s position with respect to the likelihood of recoverability of this deferred tax asset will be evaluated each reporting period.

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

Continuing real estate revenue, operating expenses, NOI and recurring capital improvements for the reportable segments are summarized below and reconciled to consolidated income (loss) from continuing operations for each of the three years in the period ended December 31, 2010.  Asset information is not reported since Wilshire does not use this measure to assess performance.

	2010	2009	2008
Real estate revenue:
Residential	$7,596,000	$7,663,000	$7,770,000
Commercial	1,053,000	1,257,000	1,433,000
Totals	$8,649,000	$8,920,000	$9,203,000

Real estate operating expenses:
Residential	$4,977,000	$5,143,000	$5,192,000
Commercial	702,000	714,000	700,000
Totals	$5,679,000	$5,857,000	$5,892,000

Net operating income (“NOI”):
Residential	$2,619,000	$2,520,000	$2,578,000
Commercial	351,000	543,000	733,000
Totals	$2,970,000	$3,063,000	$3,311,000

Capital improvements:
Residential	$402,000	$484,000	$180,000
Commercial	271,000	69,000	77,000
Totals	$673,000	$553,000	$257,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$2,970,000	$3,063,000	$3,311,000
Total other income, including net investment income	15,000	36,000	227,000
Depreciation	(1,125,000)	(1,148,000)	(1,188,000)
General and administrative expense	(1,998,000)	(3,865,000)	(3,816,000)
Interest expense	(1,587,000)	(1,708,000)	(1,776,000)
Income tax benefit	480,000	1,110,000	1,343,000

Loss from continuing operations	$(1,245,000)	$(2,512,000)	$(1,899,000)

8.	Preferred Stock

The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $1.00 per share. At December 31, 2010 and 2009, there were no shares of preferred stock outstanding. The preferred stock may be issued in one or more series, from time to time, with each such series to have such designation, powers, preferences and relative participating, optional or other special rights, and qualifications, limitations or restriction thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series adopted by the Board of Directors of the Company, subject to the limitations prescribed by law and in accordance with the provisions set forth in the Certificate of Incorporation of the Company.

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $27.5 million at December 31, 2010, which is greater than the carrying value by $63,000. At December 31, 2009, mortgage notes payable had an estimated fair value based on discounted cash flow models of approximately $28.3 million at December 31, 2009, which is greater than the carrying value by $300,000.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010.

10.	Other matters

Legal Matters

On or about July 31, 2009, James Robert Soprito, individually and as successor-in-interest to Josephine Soprito, as Decedent; Cindy Maguglin and Donna Tryon (collectively, "Plaintiffs"), filed a Complaint for Damages in the Superior Court of the State of California for the County of San Francisco against numerous defendants, including the Company.  Plaintiffs are seeking damages based on claims of, among other things, wrongful death, negligence, strict liability, enterprise liability, and premises liability.  These claims are based on the allegation that the decedent and others suffered injuries as a result of exposure to asbestos materials at certain unspecified times in the past.   The Company sold its oil and gas business in 2004 and does not believe it should be named as a party in the case.  The Company was granted an extension of time to answer, move or otherwise respond to the Complaint pending the Plaintiff's evaluation of materials submitted by the Company in support of its position that it should not be named as a party.  In March 2010, this case against the Company was entirely dismissed without reservation.

11.	Quarterly data (Unaudited)

The following represents the Company’s consolidated results of operations for each quarter for the years ended December 31, 2010 and 2009. The earnings (loss) per share amounts may not total to the earnings (loss) per share for the full year.

	Quarter Ended
	March 31	June 30	September 30	December 31
2010:

Revenues	$2,191,000	$2,169,000	$2,164,000	$2,125,000

Costs and expenses:
Operating expenses	1,367,000	1,362,000	1,452,000	1,498,000
Depreciation and amortization expense	302,000	272,000	279,000	272,000
General and administrative	519,000	521,000	447,000	511,000
Total costs and expenses	2,188,000	2,155,000	2,178,000	2,281,000

Income (Loss) from operations	3,000	14,000	(14,000)	(156,000)

Dividend and interest income	3,000	2,000	1,000	2,000
Other income	5,000	-	-	2,000
Interest expense	(410,000)	(412,000)	(415,000)	(350,000)
Loss before benefit from income taxes	(399,000)	(396,000)	(428,000)	(502,000)
.
Income tax benefit	(136,000)	(142,000)	(159,000)	(43,000)

Loss from continuing operations	(263,000)	(254,000)	(269,000)	(459,000)

Discontinued operations - real estate, net of taxes	(45,000)	(52,000)	(32,000)	(111,000)
Discontinued operations - oil and gas, net of taxes	(10,000)	21,000	(8,000)	13,000

Net loss	$(318,000)	$(285,000)	$(309,000)	$(557,000)

Basic loss per share:
Continuing operations	$(0.07)	$(0.06)	$(0.06)	$(0.11)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net loss	$(0.08)	$(0.07)	$(0.07)	$(0.13)

Diluted loss per share:
Continuing operations	$(0.07)	$(0.06)	$(0.06)	$(0.11)
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net loss	$(0.08)	$(0.07)	$(0.07)	$(0.13)

	Quarter Ended
	March 31	June 30	September 30	December 31
2009:
Revenues	$2,279,000	$ 2,261,000	$ 2,234,000	$ 2,146,000

Costs and expenses:
Operating expenses	1,334,000	1,449,000	1,520,000	1,554,000
Depreciation and amortization expense	321,000	265,000	272,000	290,000
General and administrative	1,297,000	868,000	826,000	874,000
Total costs and expenses	2,952,000	2,582,000	2,618,000	2,718,000

Loss from operations	(673,000)	(321,000)	(384,000)	(572,000)

Dividend and interest income	16,000	9,000	5,000	3,000
Gain (loss) on sale of marketable securities
Other income (loss)	2,000	-	-	1,000
Interest expense	(429,000)	(437,000)	(422,000)	(420,000)

Loss before benefit from income taxes	(1,084,000)	(749,000)	(801,000)	(988,000)
Income tax benefit	(415,000)	(264,000)	(281,000)	(150,000)

Loss from continuing operations	(669,000)	(485,000)	(520,000)	(838,000)

Discontinued operations – real estate gain from sales
Discontinued operations - real estate, net of taxes	(148,000)	(105,000)	(56,000)	(156,000)
Discontinued operations - oil and gas, net of taxes	86,000	(73,000)	104,000	101,000

Net loss	$(731,000)	$(663,000)	$(472,000)	$(893,000)

Basic earnings (loss) per share:
Continuing operations	$(0.08)	$(0.06)	$(0.07)	$(0.21)
Discontinued operations	(0.01)	(0.02)	0.00	(0.01)
Net loss	$(0.09)	$(0.08)	$(0.07)	$(0.22)

Diluted earnings (loss) per share:
Continuing operations	$(0.08)	$(0.06)	$(0.07)	$(0.21)
Discontinued operations	(0.01)	(0.02)	0.00	(0.01)
Net loss	$(0.09)	$(0.08)	$(0.07)	$(0.22)

12.	Subsequent Events

The Company’s Board of Directors adopted an amendment to the Rights Plan, which has the effect of terminating the Rights Plan as of March 11, 2010.  Accordingly, the Rights Plan has no further force or effect.

As described in the definitive proxy statement filed with the SEC on February 2, 2011 (the “Proxy Statement”), the Company’s Board of Directors (the “Board of Directors”), based upon the recommendation of a special committee of the Board of Directors comprised solely of independent directors, unanimously authorized and recommended that shareholders approve a 1-for-500 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $1.00 per share (“Common Stock”), followed immediately by a 500-for-1 forward stock split (the “Forward Stock Split” and, together with the Reverse Stock Split, the “Transaction”).  The Reverse Stock Split and Forward Stock Split together enable the Company to cease its periodic reporting obligations under the Exchange and thereby forgo many of the expenses associated with operating as a public company subject to SEC reporting obligations.  On February 25, 2011, the Company held its annual meeting of stockholders (the “Meeting”) as described in the Proxy Statement.  At the Meeting the Company’s stockholders approved two amendments to the Company’s Certificate of Incorporation to affect the Reverse Stock Split and Forward Stock Split.  On February 28, 2011, the Company filed certificates of amendment to Wilshire's Certificate of Incorporation, effecting the Reverse Stock Split and Forward Stock Split, each effective as of March 2, 2011.  The company expects to terminate the registration of the Common Stock under the Exchange Act promptly following the filing of this Annual Report on Form 10-K with the SEC.  The cash impact of the transaction was $374,000 in reverse stock split costs, and $142,000 in legal counsel review costs, which had no impact on the financial statements for the years ended December 31, 2010 and 2009.

Real Estate and Accumulated Depreciation
December 31, 2010
($ in 000s)

Column A	Column B	Column C Initial Cost		Column D Costs Capitalized Subsequent To Acquisition		Column E Gross Amount At Which Carried as of December 31, 2010			Column F	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date Acquired	Life on Which Depreciation is Computed

Arizona
340 unit garden apartment complex	$9,466	$800	$5,600	$-0-	$3,795	$800	$9,395	$10,195	$5,604	1992	Various
51,000 square foot office building	$3,314	$313	$2,384	$-0-	$2,366	$313	$4,750	$5,063	$2,868	1992	Various

Texas
228 unit apartment complex	$3,892	$620	$3,015	$-0-	$3,295	$620	$6,310	$6,930	$3,630	1992	Various
180 unit apartment complex	$4,490	$805	$4,450	$-0-	$1,364	$805	$5,814	$6,619	$1,720	2001	Various

New Jersey
132 unit apartment complex	$4,423	$480	$3,541	$-0-	$999	$480	$4,540	$5,020	$2,158	1997	Various

Other residential	$1,858	$312	$2,397	$-0-	$1,120	$312	$3,517	$3,829	$1,875	Various	Various

Other office/retail	$-0-	$435	$1,948	$-0-	$3,862	$435	$5,810	$6,245	$1,945	Various	Various

Land held for development	$-0-	$655	$-0-	$-0-	$-0-	$655	$-0-	$655	$-0-	Various	Various

	$27,443	$4,420	$23,335	$-0-	$16,801	$4,420	$40,136	$44,556	$19,800

The changes in real estate for the three years ended December 31, 2010, are as follows ($ in 000s) :

	2010	2009	2008
Balance at beginning of year	$44,072	$43,514	$44,579
Property acquisitions	-	-	-
Improvements	744	558	257
Retirements/disposals	-	-	(1,322)
Balance at end of year	$44,816	$44,072	$43,514

The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was $44,002.

The changes in accumulated depreciation, for the three years ended December 31, 2010, are as follows:

	2010	2009	2008

Balance at beginning of year	$18,812	$17,664	$16,960
Depreciation for year	1,125	1,148	1,188
Retirements/disposals	0	0	(484)
Balance at end of year	$19,937	$18,812	$17,664

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Changes in internal control over financial reporting

Management has determined that, as of December 31, 2010, there were no changes in our internal control over financial reporting that occurred during the quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee.

Based on this assessment, management determined that, as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

This Annual Report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Item 9B.	Other Information

On March 2, 2011, David Morrow, the Company’s Executive Vice President and Chief Operating Officer, was appointed to the additional position of Principal Accounting Officer of the Company.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following table provides information regarding the members of our Board of Directors:

Name	Class	Principal Occupation and Age (a)	Year Became Director of the Company

Miles Berger	I	Chairman of Berger Organization, Real Estate Management and Development Company, Newark, NJ Age 58	2002
Milton Donnenberg	II	Formerly President, Milton Donnenberg Assoc., Realty Management, Carlstadt, NJ Age 87	1981
S. Wilzig Izak	II	Chairman of the Board since September 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President Age 52	1987
W. Martin Willschick	III	Manager, Capital Markets, City of Toronto, Canada Age 59	1997

(a) Except as indicated above, no director is a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of that Act or any company registered as an investment company under the Investment Company Act of 1940.

Director Profiles

Miles Berger, Chairman and Chief Executive Officer of the Berger Organization LLC, has been with the Berger Organization for over 30 years and is responsible for leading the Berger Organization’s residential, hospitality and commercial operations that encompass more than 1 million square feet of space.  Through his experience as a major real estate owner and developer in the New York-New Jersey metropolitan area, Mr. Berger brings to the Board decades of expertise in the real estate industry, including his close familiarity with the challenges of real estate development.

Milton Donnenberg was formerly the President of Milton Donnenberg Associates and, prior to that, from 1972 to 1976, was President of Albert M. Greenfield of N.J., a firm that marketed and managed commercial and multi-family properties as well as shopping centers in New Jersey.  Mr. Donnenberg is an experienced real estate appraiser.  His knowledge of the value of real estate contributes to the Board’s understanding of the real estate industry and assists the Board in properly evaluating and making decisions regarding its real property inventory.

S. Wilzig Izak has been the Chairman of the Board of Wilshire Enterprises, Inc. since September 1990 and has been Wilshire’s Chief Executive Officer since May 1991.  Ms. Izak’s service as CEO and as a director on the Board creates a critical link between management and the Board, enabling the Board to perform its oversight function with the benefit of management’s perspectives on the business.  In addition, having the CEO on our Board provides our Company with decisive and effective leadership.  In addition, Ms. Izak brings her strategic vision for our Company to the Board.

W. Martin Willschick is Manager of Capital Markets for the City of Toronto.  He is responsible for the investment management of the City’s short-term and reserve funds’ portfolios of approximately $4.0 billion in assets and debt issuance between $250 to $500 million annually as well as alternative financing and the letters of credit function.  Mr. Willschick, with an MBA from the University of Pennsylvania, the Wharton School of Business, brings extensive knowledge of the financial and capital markets with 25 years experience to the Board, as well as essential familiarity with banking practices and processes.

Executive Officers

The following table sets forth the name and age of each executive officer of the Company.  Each officer is appointed by the Company’s Board of Directors. Unless otherwise indicated, the persons named below have held the position indicated for more than the past five years.

Name and Age	Executive Officer of The Company Since	Position with the Company and Business Experience

S. Wilzig Izak, Age 52	1987	Chairman of the Board of the Company since September 20, 1990; Chief Executive Officer since May 1991; Executive Vice President (1987-1990); prior thereto, Senior Vice President

David Morrow, Age 51	November 2010
Executive Vice President and Chief Operating Officer of the Company since November 30, 2011 and Principal Accounting Officer of the Company since March 2, 2011; President, Berkeley Management, Inc. May 2009 – October 2010; Director, Asset Management DRA Advisors, LLC August 2002 – April 2009; Director, Retail Operations, The Rouse Company March 1993 – August 2002.

Francis J. Elenio, Age 44*	September 2006
Chief Financial Officer, Secretary and Treasurer of the Company since September 2006; Chief Financial Officer of Premier Wealth Management, Inc. since September 2007; Chief Financial Officer of Webcollage, Inc. (March 2006 - August 2006); Interim Chief Financial Officer of TWS Holdings, Inc. (November 2005 - March 2006); Chief Financial Officer and Director of Roomlinx, Inc. (April 2004 - November 2005); Chief Financial Officer, Secretary and Treasurer of GoAmerica, Inc. (January 1999 - August 2003)

*Resigned 2/28/11

Relationships Among Directors or Executive Officers

Mr. Donnenberg is Ms. Izak’s uncle by marriage and Mr. Willschick is Ms. Izak’s first cousin; otherwise, there are no family relationships existing between the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and stockholders who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with respect to our equity securities with the Securities and Exchange Commission.  All reporting persons are required to furnish us with copies of all reports that such reporting persons file with the SEC pursuant to Section 16(a).  Based on our records and other information, we believe that in 2010 our directors and our executive officers who are subject to Section 16 met all applicable filing requirements.

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

The members of the Audit Committee are Mr. Willschick (Chair) and Mr. Donnenberg.

The Board of Directors has determined that W. Martin Willschick constitutes an “audit committee financial expert”, as such term is defined by the SEC. Mr. Willschick has been determined to be “independent” within the meaning of SEC and NYSE Amex regulations.

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

EXECUTIVE COMPENSATION

Summary of Cash and Certain other Compensation

The following table sets forth, for the years ended December 31, 2010, and 2009, a summary of the compensation earned by our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, who were our only executive officers during the years ended December 31, 2010 and December 31, 2009 (in the case of our Chief Executive Officer and Chief Financial Officer).  We refer to the executive officers named in this table as the “Named Officers.”  See the narrative following the table for information concerning the dollar amounts in the table.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)	Total ($)
S. Wilzig Izak Chairman of the Board (Chief Executive Officer)	2010 2009	300,000 266,671	0 200,000	41,957 29,818	341,957 496,489
David Morrow (1) Chief Operating Officer	2010	15,231	0	923	16,154
Francis J. Elenio (2) Chief Financial Officer	2010 2009	50,000 61,988	5,000 (3) 0	2,400 0	57,400 61,988

____________________________________________

(1)
On November 24, 2010, the Company entered into a letter agreement with Mr. Morrow under which, effective November 30, 2010, Mr. Morrow will serve as the Company’s Executive Vice President and Chief Operating Officer at an annual salary of $165,000.

(2)
Mr. Elenio joined the Company in September 2006 as its Chief Financial Officer.  On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.  His 2009 salary includes an additional $10,000 for additional work he performed in connection with the Company’s tender offer and the Company’s proxy solicitations.  On February 15, 2011, Frank Elenio submitted his resignation from his position as Chief Financial Officer of the “Company, effective as of February 28, 2011.

(3)
On March 11, 2010, the Compensation Committee of the Board of Directors determined that Mr. Elenio should receive a one-time payment of $5,000 for work performed during 2010, payable in the Company’s common stock, which represented 4,132 shares at the time of the grant.

In the table above:

•
except as set forth below, no stock awards or option awards were granted to the Named Officers in 2010 or 2009 and they did not receive any non-equity incentive plan compensation or non-qualified deferred compensation earnings for those years;

•
“all other compensation” for Ms. Izak for (1) 2010 consists of $12,000 for travel expenses, $23,077 for unused vacation pay and a $6,880 match on her 401(k) contribution and (2) 2009 consists of $12,477 for an automobile allowance and $17,341 for unused vacation pay;

•	“all other compensation” for Mr. Morrow for 2010 consists of $923.06 for automobile expenses; and

•	“all other compensation” for Mr. Elenio consists of $2,400 match on his 401(k) contribution.

In March 2010, the Compensation Committee of the Board of Directors took the following actions affecting 2008 and 2009 compensation, which are reflected in the table above:

•
The Committee decided, based in part upon Ms. Izak’s extraordinary efforts during the proposed merger with NWJ Apartment Holdings Corp., that Ms. Izak’s bonus for 2008 would be $200,000.  (Although the Committee had discussed Ms. Izak’s bonus for 2008 in the past during several Board meetings, a formal vote was not previously taken.)  The Committee granted Ms. Izak a 2008 bonus as follows:  $100,000 in cash compensation and $100,000 in shares of the Company’s Common Stock, which equated to 82,644 shares of Common Stock, based upon the closing stock price of $1.21 on March 15, 2010, which is currently valued at $28,925 based upon the Company’s closing price on December 9, 2010.  This amount is included in the 2008 Bonus column as it was earned in 2008.

•
The Committee decided, based upon its review of Ms. Izak’s continued extraordinary efforts during 2009 related to a shareholder proxy dispute, the completed tender offer during 2009 and the resignation of the Company’s President and Chief Operating Officer, to grant Ms. Izak a $200,000 bonus for 2009.  The bonus was paid entirely in stock, on account of the desire of the Compensation Committee to preserve cash for the Company, and equated to 165,289 shares of Common Stock based upon the closing stock price of $1.21 on March 15, 2010, which is currently valued at $57,851 based upon the Company’s closing price on December 9, 2010. This amount is included in the 2009 Bonus column as it was earned in 2009.

•
The Committee decided that Ms. Izak’s salary for 2009 should have been increased to $265,000 per year, which is less than the recommendation of an independent compensation consultant that Ms. Izak’s salary for 2009 be $300,000.  Although the Committee had discussed increasing Ms. Izak's salary for 2009 during that year, they did not take formal action until 2010.  Accordingly, the Committee decided to grant Ms. Izak a $40,000 retroactive pay increase for 2009, which was paid in cash during 2010.  This amount has been included in the 2009 Salary column as it was earned in 2009.

•
The Committee granted Mr. Elenio, the Company’s former Chief Financial Officer, a payment of $5,000, payable in the Company’s common stock (representing 4,132 shares of common stock), for work performed during 2010.  The $5,000 payment to Mr. Elenio has been included in the 2010 Bonus column as it was earned in 2010.

Grants of Plan Based Awards

Except as set forth above, none of the Named Officers received an option grant or a grant of restricted stock in 2010 or 2009.

Outstanding Equity Awards at December 31, 2010

The following table sets forth, for each of the Named Officers, information regarding stock options outstanding at December 31, 2010.  All of the restricted stock awards previously granted to the Named Officers were fully vested as of December 31, 2010.
Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
S. Wilzig Izak	10,000	0	3.32	7/15/2012
David Morrow	0	0	0	0
Francis J. Elenio	0	0	0	0

In the table above, we are disclosing:

•	in column (b), the number of shares of our Common Stock underlying unexercised stock options that were exercisable as of December 31, 2010;

•	in column (c), the number of shares of our Common Stock underlying unexercised stock options that were not exercisable as of December 31, 2010; and

•	in columns (e) and (f), respectively, the exercise price and expiration date for each stock option that was outstanding as of December 31, 2010.

Options Exercised and Stock Awards Vested

No Named Officer exercised stock options during 2010 or 2009, and none had stock awards that vested during 2010 or 2009.

Employment Agreements and Other Arrangements with Executive Officers

On March 29, 2004, the Company provided S. Wilzig Izak, the Chairman of the Board and Chief Executive Officer, with a severance agreement.  The agreement provides that on termination of her employment for any reason other than termination for Cause (as defined); she will receive a payment equal to $200,000.  The agreement was amended on December 31, 2008 in order to comply with the provisions of Section 409A of the Internal Revenue Code of 1986, as amended.

Mr. Elenio joined the Company in September, 2006 as its Chief Financial Officer.  On September 4, 2007, the Company entered into a letter agreement with Mr. Elenio, under which he continues to serve as the Company's Senior Vice President and Chief Financial Officer at a reduced annual salary of $50,000, and also provides services to an unaffiliated company.

On November 24, 2010, the Company entered into a letter agreement with Mr. Morrow under which Mr. Morrow will serve as the Company’s Executive Vice President and Chief Operating Officer at an annual salary of $165,000.

Compensation of Directors

The following table sets forth certain information regarding the compensation we paid to those persons who served as directors during 2010, other than Ms. Izak, as she did not receive compensation for serving as director of the Company during 2010.  Mr. Orphanides joined the Board on January 9, 2009, and resigned effective January 15, 2010. None of our non-employee directors received a restricted stock award during 2010 and 2009.
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Miles Berger	27,500	0	0	27,500
Milton Donnenberg	27,000	0	0	27,000
Eric J. Schmertz, Esq.	37,000	0	0	37,000
W. Martin Willschick	30,000	0	0	30,000
James M. Orphanides	6,000	0	0	6,000

In the table above:

•
when we refer to “Fees Earned or Paid in Cash”, we are referring to all cash fees that we paid or were accrued in 2010, including annual retainer fees, committee and/or chairmanship fees and meeting fees;

•	when we refer to amounts under “Option Awards”, we are referring to the aggregate grant date fair value in accordance with FASB ASC Topic 718, in accordance with current SEC rules;

•
the aggregate number of stock options outstanding at December 31, 2010 for each director in the table above is as follows:  for Mr. Berger, 32,500; for Mr. Donnenberg, 27,500; for Mr. Schmertz, 27,500; and for Mr. Willschick, 30,000.  Mr. Orphanides’ options expired in connection with his resignation in 2010.

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

Pursuant to the Company’s 2004 Non-employee Director Stock Option Plan (the “Outside Director Plan”), each of the Company’s non-employee directors received, on the date of the 2004 Annual Meeting, a stock option grant covering 10,000 shares of Common Stock, at an exercise price equal to the fair market value of the Common Stock on such date.  The Outside Director Plan provides that any new non-employee director will receive a grant of 10,000 options at fair market value upon becoming a director and that on each Annual Meeting date after the 2004 Annual Meeting, each non-employee director will be granted an option covering 5,000 shares of Common Stock, at fair market value, so long as he or she continues to serve on the Board on the Annual Meeting date.  The options vest in 25% installments beginning one year after the grant date.  The Company did not hold an Annual Meeting in calendar 2010 and no additional options were granted pursuant to the Outside Director Plan in 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Maters

The following tables set forth certain information, as of December 31, 2010, with respect to holdings of the Company’s Common Stock by (i) each person the Company believes beneficially owned more than 5% of the Company’s Common Stock as of December 31, 2010, (ii) each of the Company’s current directors and Named Officers, and (iii) all current directors and current executive officers as a group.
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
5% or Greater Holders*:
Estate of Siggi B. Wilzig c/o Irene Tafel Vista Tax Group, LLC 120 Columbia Turnpike, Suite 3 Florham Park, NJ 07932	1,660,792 (2)	40.1%

*	See “Directors and Named Executive Officers” for the shares beneficially owned by S. Wilzig Izak, the Company’s Chairman of the Board and Chief Executive Officer.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of December 31, 2010 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of December 31, 2010 have been excluded.  Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)
Mr. Wilzig, former Chairman and President of the Company, served as the Senior Consultant to the Company until his death on January 7, 2003.  The table above reflects the Estate’s ownership as reported by the Estate.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Directors and Named Executives:
Miles Berger	35,000 (2)	*
Milton Donnenberg	43,962 (3)	1.1%
S. Wilzig Izak	791,701 (4)	19.1%
W. Martin Willschick	32,060 (5)	*
Francis J. Elenio	30,925	*
All directors and current executive officers as a group (5 persons)	933,648 (6)	22.1%

*	Less than one percent.

(1)
Each beneficial owner’s percentage ownership of Common Stock is determined by assuming that options, warrants and other convertible securities that are held by such person (but not those held by any other person) and that are exercisable or convertible within 60 days of December 31, 2010 have been exercised or converted. Options, warrants and other convertible securities that are not exercisable within 60 days of December 31, 2010 have been excluded.  Unless otherwise noted, the Company believes that all persons named in the above table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2)	Includes 27,500 shares of stock that could be obtained by Mr. Berger upon the exercise of stock options exercisable within 60 days of December 31, 2010.

(3)	Includes 22,500 shares of stock that could be obtained by Mr. Donnenberg upon the exercise of stock options exercisable within 60 days of December 31, 2010.

(4)	Includes 10,000 shares of stock that could be obtained by Ms. Izak upon the exercise of stock options exercisable within 60 days of December 31, 2010.

(5)	Includes 25,000 shares of stock that could be obtained by Mr. Willschick upon the exercise of stock options exercisable within 60 days of December 31, 2010.

(6)	Includes 85,000 shares of stock that could be obtained by the current directors and current executive officers upon the exercise of stock options exercisable within 60 days of December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy and Procedure

Our Audit Committee is responsible for the review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. “Related person” refers to a person or entity that is, or at any point since the beginning of the last fiscal year was a director, officer, nominee for director or 5% stockholder of us or is or was an immediate family member of such person or entity. The Audit Committee does not have a written policy regarding the approval of related party transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures. In the course of its review and approval or ratification of a related-party transaction, the Audit Committee will consider:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, the amount involved and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the Audit Committee at which the transaction is considered.

Since January 1, 2010, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with compensation as described in “Executive Compensation” above.

Director Independence

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

Item 14.	Principal Accounting Fees and Services

Audit Fees and Related Matters

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

Audit Fees

The aggregate fees incurred by the Company for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered by J.H. Cohn LLP, the Company’s Independent Registered Public Accounting Firm, in connection with (i) the audit of the Company’s annual financial statements and (ii) the review of the financial statements included in the Company’s Quarterly Reports on Form 10-Q were 130,730 and $139,500, respectively.

Audit-Related Fees

The Company incurred $15,996 for fiscal year 2010 for Life Cycle Testing, IT audit review, workpapers and indexing review, and Internal Audit/Sox 404 of accounting controls procedures rendered by Conor Donnelly, individual, as consultant.

The Company did not incur any fees for the fiscal years ended December 31, 2010 and 2009, respectively, for assurance and related services by J.H. Cohn, LLP in connection with the performance of the audit and review of the Company’s financial statements.

Tax Fees

The Company did not incur any fees for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered by J.H. Cohn, LLP for tax compliance, tax advice or tax planning.

The Company incurred $40,000 and $103,550 for the fiscal years ended December 31, 2010 and 2009, respectively, for professional services rendered by WithumSmith & Brown, PC and Grant Thornton LLP for tax return preparation, respectively.  The Company incurred an additional $33,947 for the fiscal year ended December 31, 2010 for services rendered by WithumSmith & Brown, PC for quarterly and year-end review of the Company’s tax provision, and an additional $17,026 and $58,475 for the fiscal year ended December 31, 2010 and 2009 respectively for professional services rendered by an independent consultant in 2010 and Grant Thornton LLP in 2009, for a review under Section 304 of the Sarbanes Oxley Act of 2002.

All Other Fees

The Company incurred $0 and $7,700 for the fiscal years ended December 31, 2010 and 2009, respectively, for other services rendered by J.H. Cohn, LLP including work related to their attendance at Audit Committee meetings and the Annual Meeting of Shareholders.

Of the time expended by the Company’s principal accountants to audit the Company’s financial statements for the year ended December 31, 2010, less than 50% of such time involved work performed by persons other than the principal accountant’s full-time, permanent employees.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Consolidated Balance Sheets as of December 31, 2010 and 2009
(iii)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
(iv)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008
(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
(vi)	Notes to Consolidated Financial Statements

Financial Statement Schedules:

(i)	Real Estate and Accumulated Depreciation December 31, 2010

(b)	Exhibits

Exhibit #	Description

3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended.  (Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008.)

3.2	By-laws, as amended and restated through August 7, 2009. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on August 7, 2009.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on February 28, 2011

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

10.24
Amendment to Severance Letter Agreement between the Company and Sherry Wilzig Izak dated December 31, 2008, in order to comply with Section 409A of the Internal Revenue Code of 1986, as amended. (Incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

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

10.28	Office Lease, dated July 1, 2010 and amended September 2, 2010, between The Realty Associates Fund VII, LP (as “Landlord”) and Wilshire Enterprises, Inc. (as “Tenant) (filed herewith).

10.29	Letter Agreement, dated as of November 24, 2010, between the Company and David Morrow (filed herewith).

21	List of significant subsidiaries of the Company.

23.1	Consent of J.H. Cohn LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Company agrees to furnish the Commission upon request any agreements with respect to long-term debt not referenced herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: July 29, 2011	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

By:	*	Date: July 29, 2011
Miles Berger

By:	*	Date: July 29, 2011
Milton Donnenberg

By:		Date: July 29, 2011
S. Wilzig Izak
By:	*	Date: July 29, 2011
Martin Willschick

By:	*	Date: July 29, 2011

Officers:

By:	/s/ S. Wilzig Izak	Date: July 29, 2011
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David Morrow	Date: July 29, 2011
David Morrow
Principal Accounting Officer and Chief Operating Officer (Principal Accounting Officer and Principal Financial Officer)

*   Signed under power of attorney dated March 30, 2010 and filed herewith as Exhibit 24.

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