Form 10-K/A
period 2010-12-31
WILSHIRE ENTERPRISES INC
filed 2011-08-05
CIK 107454

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Form 10-K”) as filed with the Securities and Exchange Commission (the “SEC”) on July 29, 2011, is to furnish Exhibits 3.3, 10.28 and 10.29, which were inadvertently not filed with the Form 10-K, and to correct the Exhibit list to reflect that Exhibits 3.3, 10.28 and 10.29 are being filed herewith.

No other changes have been made to the Form 10-K other than the furnishing of the exhibits described above and the updated Exhibit list in Item 15. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(b)	Exhibits

Exhibit #	Description

3.1
Restated Certificate of Incorporation of Wilshire Enterprises, Inc., as amended.  (Incorporated by referenced to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2008.)

3.2	By-laws, as amended and restated through August 7, 2009. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed with the SEC on August 7, 2009.)

3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on February 28, 2011 (filed herewith)

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

WILSHIRE ENTERPRISES, INC. (Registrant)

Date: August 5, 2011	By:	/s/ S. Wilzig Izak
S. Wilzig Izak
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit #	Description
3.3	Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on February 28, 2011

10.28	Office Lease, dated July 1, 2010 and amended September 2, 2010, between The Realty Associates Fund VII, LP (as “Landlord”) and Wilshire Enterprises, Inc. (as “Tenant”) (filed herewith).

10.29	Letter Agreement, dated as of November 24, 2010, between the Company and David Morrow (filed herewith).

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.