Form 10-Q
period 2011-03-31
WILSHIRE ENTERPRISES INC
filed 2011-08-12
CIK 107454

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2011                        Commission file number 1-4673

WILSHIRE ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Delaware	84-0513668
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Eagle Rock Avenue, East Hanover , NJ	07936
(Address of principal executive offices)	(Zip Code)

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

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 2011
Common Stock $1 Par Value —— 3,767,174

WILSHIRE ENTERPRISES, INC.
INDEX

Page No.

Part I -Financial Information

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets -
March 31, 2011 (Unaudited) and December 31, 2010	3

Unaudited Condensed Consolidated Statements of Operations -
Three months ended March 31, 2011 and 2010	4

Unaudited Condensed Consolidated Statement of Stockholders’ Equity (Deficiency) -
Three months ended March 31, 2011	5

Unaudited Condensed Consolidated Statements of Cash Flows -
Three months ended March 31, 2011 and 2010	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	13

3. Quantitative and Qualitative Disclosure About Market Risk	19

4. Controls and Procedures	20

Part II - Other Information

Item 6. Exhibits	21

Signatures	22

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
WILSHIRE ENTERPRISES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2011 (Unaudited)	December 31, 2010 (Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,698,000	$3,591,000
Restricted cash	165,000	176,000
Accounts receivable, net	142,000	65,000
Prepaid expenses and other current assets	1,293,000	1,420,000
Total current assets	4,298,000	5,252,000

Other noncurrent assets	106,000	117,000

Property and equipment:
Real estate properties	40,269,000	40,153,000
Real estate properties - held for sale	4,672,000	4,663,000
	44,941,000	44,816,000
Less:
Accumulated depreciation and amortization	19,851,000	19,566,000
Accumulated depreciation and amortization – property held for sale	371,000	371,000
	24,719,000	24,879,000
Total assets	$29,123,000	$30,248,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Current portion of long-term debt	$581,000	$606,000
Accounts payable	1,264,000	1,418,000
Income taxes payable	94,000	95,000
Accrued liabilities	797,000	665,000
Deferred income	168,000	156,000
Current liabilities associated with discontinued operations	173,000	219,000
Total current liabilities	3,077,000	3,159,000
Noncurrent liabilities:
Long-term debt, less current portion	26,709,000	26,837,000
Deferred income taxes	9,000	106,000
Deferred income	50,000	55,000
Total liabilities	29,845,000	30,157,000

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Common stock, $1 par value, 15,000,000 shares authorized; issued 5,592,239 shares at March 31, 2011 and 5,966,164, December 31, 2010	5,592,000	5,966,000
Capital in excess of par value	4,457,000	4,457,000
Treasury stock, 1,825,065 shares at March 31, 2011 and at December 31, 2010, at cost	(8,624,000)	(8,624,000)
Accumulated deficit	(2,147,000)	(1,708,000)
Total stockholders’ equity (deficiency)	(722,000)	91,000
Total liabilities and stockholders' equity (deficiency)	$29,123,000	$30,248,000

The accompanying notes are an integral part of these condensed consolidated financial statements

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010

	2011	2010
Revenues	$2,167,000	$2,191,000

Costs and Expenses
Operating expenses	1,432,000	1,367,000
Depreciation and amortization expense	301,000	302,000
General and administrative	449,000	519,000
Total costs and expenses	2,182,000	2,188,000

Income (loss) from operations	(15,000)	3,000

Other Income
Dividend and interest income	0	3,000
Other income	2,000	5,000

Interest expense	(401,000)	(410,000)

Loss before benefit for income taxes	(414,000)	(399,000)
.
Income tax benefit	98,000	136,000

Loss from continuing operations	(316,000)	(263,000)

Discontinued Operations - Real Estate, Net of Taxes:
Loss from operations	(113,000)	(45,000)

Discontinued Operations - Oil & Gas, Net of Taxes:
Loss from operations	(10,000)	(10,000)

Net loss	$(439,000)	$(318,000)

Basic net loss per common share:
Loss from continuing operations	$(0.08)	$(0.07)
Loss from discontinued operations -
Real estate - loss from operations	(0.03)	(0.01)
Oil and gas – loss from operations	(0.00)	(0.00)
Net loss applicable to common stockholders	$(0.11)	$(0.08)
Diluted net loss per common share:
Loss from continuing operations	$(0.08)	$(0.07)
Loss from discontinued operations -
Real estate - loss from operations	(0.03)	(0.01)
Oil and gas - loss from operations	(0.00)	(0.00)
Net loss applicable to common stockholders	$(0.11)	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
Three Months Ended March 31, 2011

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Total Stockholders’ Equity (Deficiency)
Balance, January 1, 2011	-	-	$5,966,164	$5,966,000	$4,457,000	$(1,708,000)	$(8,624,000)	$91,000
Net loss						(439,000)		(439,000)

Purchase of Common Stock			(373,925)	(374,000)				(374,000)
Balance, March 31, 2011	$-	$-	5,592,239	$5,592,000	$4,457,000	$(2,147,000)	$(8,624,000)	$(722,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WILSHIRE ENTERPRISES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(439,000)	$(318,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301,000	302,000
Stock-based compensation expense	-	11,000
Amortization of mortgage finance costs	11,000	16,000
Deferred income taxes	97,000	116,000
Increase in deferred income	7,000	26,000
Changes in operating assets and liabilities:
Increase in accounts receivable	(77,000)	(5,000)
Increase in income taxes receivable	-	(281,000)
Decrease in prepaid expenses and other current assets	127,000	151,000
Decrease in accounts payable, accrued liabilities, income taxes payable and current liabilities associated with discontinued operations	(278,000)	(249,000)
Net cash used in operating activities	(251,000)	(231,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - real estate	(126,000)	(197,000)
Decrease in restricted cash	11,000	(4,000)
Net cash used in investing activities	(115,000)	(201,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments of long-term debt	(153,000)	(145,000)
Repurchase of common stock	(374,000)	-
Net cash used in financing activities	(527,000)	(145,000)

Net decrease in cash and cash equivalents	(893,000)	(577,000)
CASH AND CASH EQUIVALENTS, beginning of period	3,591,000	4,263,000
CASH AND CASH EQUIVALENTS, end of period	$2,698,000	$3,686,000

SUPPLEMENTAL DISCLOSURES TO THE STATEMENTS OF CASH FLOWS:

Cash paid during the period for -
Interest	$401,000	$394,000
Income taxes, net	$1,000	$1,000

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

WILSHIRE ENTERPRISES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Financial Statements:

The unaudited condensed consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Although Wilshire Enterprises, Inc. (“registrant”, the “Company”, “Wilshire”, “we”, “us”, or “our”) believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, as amended. The accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited balance sheet as of that date included in the Form 10-K. In the opinion of management, this condensed consolidated financial information reflects all adjustments necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011 or any other subsequent period.

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

Following are the major categories of assets measured at fair value on a recurring basis during the three months ended March 31, 2011 using quoted prices in active markets for identical assets (Level 1); significant other observable inputs (Level 2); and significant unobservable inputs (Level 3):

	Level 1	Level 2	Level 3	Total
Cash equivalents and restricted cash	$2,863,000	$-	$-	$2,863,000

The Company’s investment in cash equivalents consists of short-term (less than 90 days) investments in money market funds and is priced at fair value, thus recorded in Level 1 above.

Accounting for Stock-Based Compensation:

The Company recorded charges of $0 and $10,000 during the three months ended March 31, 2011 and 2010, respectively, in connection with the issuance of stock options to employees and non-employee directors. The effect of the expense related to the issuance of stock options issued to employees and non-employee directors on basic and diluted earnings per share was not material for the three months ended March 31, 2011 and 2010.

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

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, no stock options were granted during the three months ended March 31, 2011 and 2010.

2.       Segment Information:

The Company conducts real estate operations in the United States, principally consisting of residential apartment and condominium complexes and commercial office and retail properties. Continuing real estate revenues, operating expenses, net operating income (“NOI”) and recurring capital improvements for the reportable segments are summarized below and reconciled to the consolidated net loss from continuing operations for the three months ended March 31, 2011 and 2010. Asset information is not reported since Wilshire does not use this measure to assess performance.

	Three Months Ended March 31,
	2011	2010
Real estate revenues:
Residential	$1,956,000	$1,900,000
Commercial	211,000	291,000
Totals	$2,167,000	$2,191,000

Real estate operating expenses:
Residential	$1,271,000	$1,202,000
Commercial	161,000	165,000
Totals	$1,432,000	$1,367,000

Net operating income (“NOI”):
Residential	$685,000	$698,000
Commercial	50,000	126,000
Totals	$735,000	$824,000

Capital improvements:
Residential	$121,000	$70,000
Commercial	5,000	127,000
Totals	$126,000	$197,000

Reconciliation of NOI to consolidated loss from continuing operations:
Segment NOI	$735,000	$824,000
Total other income	2,000	8,000
Depreciation and amortization expense	(301,000)	(302,000)
General and administrative expense	(449,000)	(519,000)
Interest expense	(401,000)	(410,000)
Income tax benefit	98,000	136,000

Loss from continuing operations	$(316,000)	$(263,000)

 3.       Loss Per Share:

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2011	2010
Numerator
Net loss – basic and diluted	$(439,000)	$(318,000)
Denominator-
Weighted average common shares outstanding – basic	4,016,457	3,939,416
Incremental shares from assumed conversions of stock options	-	-
Weighted average common shares outstanding – diluted	4,016,457	3,939,416
Basic loss per common share	$(0.11)	$(0.08)
Diluted loss per common share	$(0.11)	$(0.08)

For the three months ended March 31, 2011 and 2010, 124,544 and 131,589, respectively,  of potentially dilutive securities have been excluded from the calculation of net loss per common share since the effects of such potentially dilutive securities would be anti-dilutive because the Company incurred net losses in each period presented.

4.      Commitments and Contingencies:

On June 3, 2004, the Company announced a program to purchase up to 1,000,000 shares of its common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions. From the inception of the authorization through March 31, 2011, the Company had purchased 138,231 shares under this program at an approximate cost of $1,017,000.  No shares were purchased during the three months ended March 31, 2011.

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

Mortgage notes payable have an estimated fair value based on discounted cash flow models of approximately $26.5 million at March 31, 2011; this is less than the carrying value by $768,000.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011.

6.       Stock Option Plans:

Pursuant to the provisions of the 2004 Non-Employee Directors Stock Option Plan, no stock options were granted during the three months ended March 31, 2011 or 2010.  No options were granted under the 2004 Stock Option and Incentive Plan during the three months ended March 31, 2011 or 2010.

A summary of option activity under the option plans as of March 31, 2011, and changes during the period then ended, is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Options outstanding at January 1, 2011	122,500	$5.58	5.20	$-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options terminated and expired	-	-	-	-
Options outstanding and expected to vest at March 31, 2011	122,500	$5.58	5.20	$-

Options exercisable at March 31, 2011	107,500	$6.01	4.49	$-

A summary of the status of the Company’s nonvested restricted shares as of March 31, 2011 and changes during the three months ended March 31, 2011 are presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested shares at January 1, 2011	2,044	$3.05

Shares Granted	-	-
Shares Vested	-	-
Shares Forfeited	-	-

Nonvested shares at March 31, 2011	2,044	$3.05

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

Although the Company anticipates that future profitability from operations and potential tax planning strategies will enable it to utilize its state tax loss carry-forwards, a valuation allowance has been provided for a portion of the deferred tax asset in the amount of $289,869.  During the current period, the Company provided for a valuation allowance related to state taxes in the amount of $13,132.  A valuation allowance attributable to the federal NOL deferred tax asset is currently $511,956, an increase of $98,405 in the current period.  This amount has been provided since the Company believes it is more likely than not that the deferred tax asset will not be fully realized.   The Company’s position with respect to the likelihood of recoverability of this deferred tax asset will be evaluated each reporting period.

From time to time, the Company may be assessed interest or penalties by its tax jurisdictions, although, historically, there have been no such assessments and the Company believes that any potential future assessments would be minimal and immaterial to the Company’s results of operations and financial position. In the event the Company receives an assessment for interest and/or penalties, it would be classified in the consolidated financial statements as general and administrative expenses.

8.       Termination of SEC Registration and Purchase of Common Stock:

As described in the definitive proxy statement filed with the SEC on February 2, 2011 (the “Proxy Statement”), the Company’s Board of Directors (the “Board of Directors”), based upon the recommendation of a special committee of the Board of Directors comprised solely of independent directors, unanimously authorized and recommended that shareholders approve a 1-for-500 reverse stock split (the “Reverse Stock Split”) of our common stock, par value $1.00 per share (“Common Stock”), followed immediately by a 500-for-1 forward stock split (the “Forward Stock Split” and, together with the Reverse Stock Split, the “Transaction”).  The Reverse Stock Split and Forward Stock Split together enable the Company to cease its periodic reporting obligations under the Exchange Act and thereby forgo many of the expenses associated with operating as a public company subject to SEC reporting obligations.  On February 25, 2011, the Company held its annual meeting of stockholders (the “Meeting”) as described in the Proxy Statement.  At the Meeting the Company’s stockholders approved two amendments to the Company’s Certificate of Incorporation to affect the Reverse Stock Split and Forward Stock Split.  On February 28, 2011, the Company filed certificates of amendment to Wilshire's Certificate of Incorporation, effecting the Reverse Stock Split and Forward Stock Split, each effective as of March 2, 2011.  The Company expects to terminate the registration of the Common Stock under the Exchange Act promptly following the filing of this Quarterly Report on Form 10-Q with the SEC.  As a result of the Transaction, the number of our stockholders of record has been reduced below 300, which will allow us to terminate the registration of our Common Stock under the Exchange Act. The cash impact of the Transaction was $374,000 that was paid to acquire shares from the individual stockholders who held less than 500 shares in total. In addition, there were other costs of legal counsel review of the Transaction of $142,000. The Company cancelled and retired those shares immediately.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses the Company’s results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and the Company’s consolidated financial condition as of March 31, 2011. It is presumed that readers have read or have access to Wilshire’s 2010 Annual Report on Form 10-K, as amended, which includes disclosures regarding critical accounting policies as part of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q for the quarter ended March 31, 2011 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein other than statements of historical fact are forward-looking statements. Although the Company believes that the underlying assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The Company’s business and prospects are subject to a number of risks which could cause actual results to differ materially from those reflected in such forward-looking statements, including environmental risks relating to the Company’s real estate properties, competition, the substantial capital expenditures required to fund the Company’s real estate operations, market and economic changes in areas where the Company holds real estate properties, interest rate fluctuations, government regulation, and the ability of the Company to implement its business strategy. For additional information regarding risk factors impacting the Company and its forward-looking statements, see Item 1A of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2010.

Effects of Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update “ASU” 2010-17 related to revenue recognition under the milestone method. The objective of the accounting standard update is to provide guidance on defining a milestones and determining when it may be appropriate to apply the milestones method of revenue recognition for research or development transactions. This update is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this standard did not have a significant impact on the Company’s results of operations, cash flows, or financial position.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Presentation of Comprehensive Income, an amendment to Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income.  The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The ASU is effective for the Company for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, an amendment to FASB ASC Topic 820, Fair Value Measurement.  The update revises the application of the valuation premise of highest and best use of an asset, the application of premiums and discounts for fair value determination, as well as the required disclosures for transfers between Level 1 and Level 2 fair value measures and the highest and best use of nonfinancial assets.  The update provides additional disclosures regarding Level 3 fair value measurements and clarifies certain other existing disclosure requirements.  The ASU is effective for the Company for interim and annual periods beginning after December 15, 2011.  The Company does not expect the impact of adopting this ASU to be material to the Company’s financial position, results of operations or cash flows.

 Overview

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

As a result of the Transaction, the number of our stockholders of record has been reduced below 300, which will allow us to terminate the registration of our Common Stock under the Exchange Act. The cash impact of the transaction was $374,000 that was paid to acquire shares from the individual stockholders who held less than 500 shares in total. In addition, there were other costs of legal counsel review of the transaction of $142,000. The Company expects to terminate the registration of our Common Stock under the Exchange Act promptly following the filing of this Quarterly Report on Form 10-Q with the SEC.  Effective on, and following the termination of the registration of our Common Stock under the Exchange Act, we will no longer be subject to any reporting requirements under the Exchange Act or the rules of the SEC applicable to SEC reporting companies and will be able to eliminate most of the expenses related to the disclosure, reporting and compliance requirements of the Sarbanes-Oxley Act.  For instance, our obligation to file periodic and current reports, and our obligation to comply with the requirements of the proxy rules and to file proxy statements under Section 14 of the Exchange Act also will be suspended.  In addition, our officers, directors and 10% stockholders will no longer be subject to the reporting requirements of Section 16 of the Exchange Act or be subject to the prohibitions against retaining short-swing profits in our shares of Common Stock.  Persons acquiring more than 5% of our Common Stock will no longer be required to report their beneficial ownership under the Exchange Act.  Since our obligation to file periodic and other filings with the SEC will be suspended, our continuing stockholders will have access to less information about us and our business, operations and financial performance.  The Board of Directors anticipates that we will continue to have our Common Stock quoted on the Pink Sheets; however, liquidity is likely to be limited due to the fact that we will no longer file the reports required by the Exchange Act.

Net loss for the three months ended March 31, 2011 was $439,000 or $0.11 per diluted share as compared to a net loss of $318,000 or $0.08 per diluted share for the three months ended March 31, 2010.  Operations are shown as continuing and discontinued, with discontinued operations comprised of the results of operations from the Company’s real estate properties held for sale, the gain from real estate properties held for sale that were sold during the period, if any, and the wind down of the oil and gas businesses.

 The following table presents the increases (decreases) in each major statements of operations category for the three months ended March 31, 2011 as compared to 2010. The following discussion of “Results of Operations” references these increases (decreases).

	Increase (Decrease) in Condensed Consolidated Statements of Operations Categories for the Periods:

	For the three months ended March 31,
	2011 vs. 2010
	Amount ($)%

Revenues	$ (24,000)	(1.1)%
Costs and expenses:
Operating expenses	65,000	4.8%
Depreciation and amortization expense	(1,000)	(0.3)%
General and administrative	(70,000)	(13.5)%
Total costs and expenses	(6,000)
Income (loss) from Operations	(18,000)
Other Income
Dividend and interest income	(3,000)	(100.0)%
Other income	(3,000)	(60.0)%
Interest expense	9,000	(2.2)%
Loss before benefit for income taxes	(15,000)
Income tax benefit	(38,000)	(27.9)%
Loss from continuing operations	(53,000)
Discontinued operations - real estate
Loss from operations	(68,000)	(151.1)%
Discontinued operations - oil & gas		-
Loss from operations	0	0.0%
Net loss	$ (121,000)	(38.1)%
Basic net loss per common share:
Loss from continuing operations	$ (0.01)	(17.9)%
Loss from discontinued operations	(0.02)	(146.3)%
Net loss applicable to common stockholders	$ (0.03)	(35.4)%
Diluted loss per common share:
Loss from continuing operations	$ (0.01)	(17.9)%
Loss from discontinued operations	(0.02)	(146.3)%
Net loss applicable to common stockholders	$ (0.03)	(35.4)%

Results of Operations

Three Months Ended March 31, 2011 as Compared with Three Months Ended March 31, 2010

Continuing Operations:

Loss from continuing operations amounted to $316,000 during the three months ended March 31, 2011 as compared to a loss from continuing operations of $263,000 during the three months ended March 31, 2010. Results per diluted share from continuing operations amounted to $(0.08) during the three months ended March 31, 2011 as compared to $(0.07) during the three months ended March 31, 2010. The 2011 period reflects a decrease in rental revenue of $24,000 during the period  and an increase in operating expenses of $65,000 offset by a decrease in general and administrative expense of $70,000.

Segment Information

Wilshire presently conducts business in the residential (including condominiums that it owns and rents) and commercial real estate segments. The following table sets forth comparative data for Wilshire’s real estate segments in continuing operations:

	Residential Real Estate				Commercial Real Estate						Totals
	Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)		Three Months Ended March 31,		Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%	2011	2010	$	%
	(in 000's of $)				(in 000's of $)				(in 000's of $)
Total revenues	$1,956	$1,900	$56	2.9%	$211	$291	$(80)	(27.5)%	$2,167	$2,191	$(24)	(1.1)%
Operating expenses	1,271	1,202	69	5.7%	161	165	(4)	(2.4)%	1,432	1,367	65	4.7%
Net operating income (“NOI”)	$685	$698	$(13)	(1.9)%	$50	$126	$(76)	(60.3)%	$735	$824	$(89)	(10.8)%

Reconciliation to consolidated loss from continuing operations:

	2011	2010
	(In 000’s)	(In 000’s)

Net operating income	$735	$824
Depreciation and amortization expense	(301)	(302)
General and administrative expense	(449)	(519)
Other income	2	8
Interest expense	(401)	(410)
Income tax benefit	98	136
Loss from continuing operations	$(316)	$(263)

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

Residential Segment

The residential segment is comprised of Sunrise Ridge Apartments and Van Buren Apartments, both in Arizona, Wellington Estates and Summercreek Apartments, both in Texas and Alpine Village Apartments in New Jersey. During the three months ended March 31, 2011, NOI decreased by $13,000 or 1.9% to $685,000 as compared to $698,000 during the same period in 2010.

Revenues increased $56,000 or 2.9% during the quarter ended March 31, 2011 to $1,956,000, compared to $1,900,000 during the quarter ended March 31, 2010. Operating expenses increased $69,000 or 5.7% to $1,271,000. The increase in revenues was primarily attributable to increased occupancy rates at the Company’s Alpine Village and Summercreek apartment complex(s) and increased renewal rates at the Sunrise Ridge apartments and Wellington apartments.  The increase in operating expenses was primarily attributable to increased maintenance and repair costs, as well as apartment preparation costs resulting from occupancy turnover.

Commercial Segment

The commercial segment is comprised of Red Mountain Professional Plaza in Mesa, Arizona and Tempe Corporate Center in Tempe, Arizona. During the three months ended March 31, 2011, NOI decreased by $76,000 or 60.3% to $50,000 as compared to $126,000 during the same period in 2010.  Revenues during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010 decreased $80,000 or 27.5% to $211,000 while operating expenses decreased $4,000 or 2.4% to $161,000. The revenue decrease was primarily attributable to increased vacancy at Tempe Corporate Center (Tempe, AZ) resulting in decreased rental revenues.

Other Operating Expenses

Depreciation and amortization expense amounted to $301,000 during the three months ended March 31, 2011, a decrease of $1,000 from $302,000 during the three months ended March 31, 2010. No material change.

General and administrative expense decreased $70,000, or 13.5%, to $449,000 during the three months ended March 31, 2011 as compared to $519,000 during the same period in 2010. The decrease in general and administrative expense is primarily attributable to decreased professional fees and a decrease in payroll.

Other income decreased from $8,000 in the 2010 quarter to $2,000 during the 2011 quarter, a decrease of $6,000. The decrease is primarily related to a decrease in interest and dividend income of $3,000 during the 2011 period.

Interest expense decreased to $401,000 during the three months ended March 31, 2011 as compared to $410,000 during the three months ended March 31, 2010. The decrease primarily relates to the reduction in the Company’s mortgage liability.

The benefit for income taxes amounted to $98,000 and $136,000 during the three months ended March 31, 2011 and 2010, respectively. During the current period, the Company provided for a valuation allowance related to state taxes in the amount of $29,308, which represents a change of $13,132 from March 2010.  A valuation allowance attributable to the federal NOL deferred tax asset is currently $511,956, an increase of $98,405 in the current period.  This amount has been provided since the Company believes it is more likely than not that the deferred tax asset will not be fully realized.   The Company’s position with respect to the likelihood of recoverability of this deferred tax asset will be evaluated each reporting period.

Discontinued Operations, Net of Taxes:

Real Estate

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

The Company completed the wind down of its Canadian subsidiary during the first quarter of 2010. The after tax loss from discontinued operations for the three months ended March 31, 2011 amounted to $113,000 as compared to an after tax loss of $45,000 during the three months ended March 31, 2010. The after tax losses during the 2011 and 2010 periods reflects the loss from operations, reflective of increased costs in maintenance and repairs as well as apartment preparation expenses from occupancy turnover in our residential holdings.  In the commercial holdings segment the Company experienced losses primarily from increased vacancy rates.

Oil and Gas

The Company recorded a  loss from the wind down of its former oil and gas business of $10,000 for the quarter ended March 31, 2011 and 2010.

Liquidity and Capital Resources

At March 31, 2011, the Company had working capital, including restricted cash, of $1.4 million, compared to working capital of $2.1 million at December 31, 2010.  The decrease in working capital during the period primarily relates to the transaction costs attributable to the termination of our SEC registration and related purchase of our common stock, $142,000 of which was for legal expenses.

The Company has $2.9 million of cash and cash equivalents and restricted cash at March 31, 2011. This balance is comprised of working capital accounts for its real estate properties and corporate needs. In the short-term, the Company will continue to invest these funds in high quality investments that are consistent with its investment policy which includes the following objectives: a) To maintain liquidity which is sufficient to meet any reasonably forecasted cash requirements; b) To preserve principal through investment in products and entities that are consistent with the Company’s risk tolerance; and c) To maximize income consistent with the Company’s liquidity and risk tolerance criteria. Consistent with this investment policy, the Company only invests in approved securities such as obligations of the U.S. Treasury, the U.S. Government and agencies with obligations guaranteed by the U.S. Government and highly rated municipal and corporate issuers.

The Company continues to explore opportunities to invest in its real estate properties to enhance value and is investigating real estate property transactions, both as buyer and seller, as they arise. The timing of such transactions, if any, will depend upon, among other criteria, economic conditions and the favorable evaluation of specific opportunities presented to the Company. As of the end of the quarter ended March 31, 2011, management considers its liquidity position adequate to fulfill the Company’s current business plans.  The preceding statement constitutes a forward-looking statement.

Net cash used in operating activities amounted to $251,000 and $231,000 for the three months ended March 31, 2011 and 2010, respectively.   During the three months ended March 31, 2011, the use of cash resulted from a net loss of $439,000, which was partially offset by the effect of depreciation of real estate properties and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts. During the three months ended March 31, 2010, the use of cash resulted from a net loss of $318,000, which was partially offset by the effect of depreciation of real estate properties, and the changes in receivables, prepaid expenses, payables and current and deferred tax accounts.

Net cash used in investing activities amounted to $115,000 during the three month ended March 31, 2011 while net cash used in investing activities amounted to $201,000 for the three month period ended March 31, 2010. The cash used in investing activities during the three months ended March 31, 2011 primarily relates to capital expenditures on real estate properties of $126,000 offset by a decrease in restricted cash of $11,000.  The cash used in investing activities during the three months ended March 31, 2010 primarily relates to capital expenditures on real estate properties of $197,000.

Net cash used in financing activities amounted to $527,000 during the three months ended March 31, 2011 as compared to net cash used in financing activities of $145,000 during the three months ended March 31, 2010. During the three months ended March 31, 2011 net cash used was attributable to the repayment of scheduled long-term debt and the repurchase of fractional shares in the amount of $374,000.

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

The Company is committed to investing in its properties to maintain their competitiveness within their markets and for the purposes of upgrading and repositioning where appropriate.  This will include  physical upgrades to enhance curb appeal, and modernization of building systems to increase energy efficiency and operation.

On June 3, 2004, the Board of Directors approved the repurchase of up to 1,000,000 shares of the Company’s common stock on the open market, in privately negotiated transactions or otherwise. This purchasing activity may occur from time to time, in one or more transactions.   At March 31, 2011, the Company had purchased 138,231 shares at an aggregate cost of $1,017,000 under this program.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

After the sale of its Canadian oil and gas assets, the Company held cash and cash equivalents at its Canadian subsidiary.  The value is exposed to fluctuations in the value of the Canadian dollar / U.S. dollar exchange rate. During 2008, the Company began repatriating its cash held in its Canadian subsidiary as it was determined that no additional tax liabilities would be levied with respect to the Company’s tax examination by the Province of Alberta.  At March 31, 2011, the Company maintained no cash balances in its Canadian subsidiary.

Long-term debt as of March 31, 2011 and December 31, 2010 consists of the following:

	2011	2010
Mortgage notes payable	$27,290,000	$27,443,000
Less-current portion	581,000	606,000
Long-term portion	$26,709,000	$26,837,000

The aggregate maturities of the long-term debt in each of the five years subsequent to March 31, 2011 and thereafter are:

Year Ended	Amount
March 31, 2012	$581,000
March 31, 2013	21,851,000
March 31, 2014	73,000
March 31, 2015	77,000
March 31, 2016	81,000
Thereafter	4,627,000
$27,290,000

At March 31, 2011, the Company had $27,290,000 of mortgage debt outstanding which bears interest at an average fixed rate of 5.61% and a weighted average remaining life of approximately 2.18 years. The fixed rate mortgages are subject to repayment (amortization) schedules that are longer than the term of the mortgages. As such, the approximate amount of balloon payments for all mortgage debt that will be required is as follows:

Year	Amount
2013	$21,851,000
Thereafter	4,858,000
$26,709,000

On May 28, 2009, the Company refinanced the existing mortgage on its Summercreek property for approximately $4.6 million at an interest rate of 5.55% for a ten year period.   In addition, Wilshire expects to re-finance the remaining individual mortgages with new mortgages when their terms expire, however, should interest rates remain at less than current mortgage levels, management may opt to accelerate the re-finance schedule. To this extent, we have exposure to interest rate risk on our fixed rate mortgage debt and note obligations. If interest rates, at the time any individual debt instrument is due, are higher than the current fixed interest rate, higher debt service may be required, and/or re-financing proceeds may be less than the amount of mortgage debt or notes being retired.

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

Item 4T.  Controls and Procedures

(a)   Disclosure controls and procedures. Disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are designed only to provide reasonable assurance that they will meet their objectives that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.  As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e)) pursuant to Exchange Act Rule 13a-15.  Based on our evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of March 31, 2011, the Company’s disclosure controls and procedures were not effective for the reasons set forth below.  During the quarter ended March 31, 2011, the Company transitioned to a new employee in its accounting and finance area who did not have prior experience with the Company.  As a result, the initial drafts of the Company’s Form 10-Q for the quarter ended March 31, 2011 contained material inaccuracies which have been corrected in this Form 10-Q filing.  Our Chief Executive Officer and Principal Accounting Officer have taken the steps that they believe are appropriate to ensure that the Company’s disclosure controls and procedures are effective going forward.  These steps include the implementation of multiple levels of review for any future filings and training procedures for new employees.

(b)   Changes in internal controls over financial reporting.   Management has determined that, as of March 31, 2011, there were no changes in our internal control over financial reporting that occurred during our fiscal quarter then ended that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than as noted in 4(a) above regarding our employee transition during the period covered by this report.

PART II - OTHER INFORMATION
Item 6.Exhibits

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
WILSHIRE ENTERPRISES, INC. (registrant)

Date: August 12, 2011		/s/ S. Wilzig Izak
	By:	S. Wilzig Izak
Chairman of the Board and Chief Executive Officer

/s/ David Morrow
	By:	David Morrow
Principal Accounting Officer and Chief Operating Officer